Form 10-K
period 2020-12-31
OMNICELL, Inc
filed 2021-02-24
CIK 926326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the registrant’s common stock, $0.001 par value, held by non-affiliates of the registrant as of June 30, 2020 was $3.0 billion (based upon the closing sales price of such stock as reported on the NASDAQ Global Select Market on such date) which excludes an aggregate of 571,294 shares of the registrant’s common stock held by officers, directors and affiliated stockholders. For purposes of determining whether a stockholder was an affiliate of the registrant at June 30, 2020, the registrant has assumed that a stockholder was an affiliate of the registrant at June 30, 2020 if such stockholder (i) beneficially owned 10% or more of the registrant’s common stock and/or (ii) was affiliated with an executive officer or director of the registrant at June 30, 2020. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.
As of February 17, 2021, there were 43,041,554 shares of the registrant’s common stock, $0.001 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the United States Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference in Part III, Items 10-14 of this Form 10-K.

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
•our expectations regarding our future sales pipeline and product bookings;
•the extent and timing of future revenues, including the amounts of our current backlog;
•the size or growth of our market or market share;
•our beliefs about drivers of demand for our solutions, market opportunities in certain product categories, and continued expansion in these product categories, as well as our belief that our technology, services, and solutions within these categories position us well to address the needs of retail, acute, and post-acute pharmacy providers;
•our ability to acquire companies, businesses, products, or technologies on commercially reasonable terms and integrate such acquisitions effectively;
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
•the outcome of any legal proceedings to which we are a party;
•the bookings, revenues, non-GAAP EBITDA, operating margin, or non-GAAP earnings per share goals we may set;
•our projected target long-term revenues and revenue growth rates, long-term non-GAAP operating margin targets, long-term non-GAAP EBITDA margin targets, and free cash flow conversion;
•our ability to protect our intellectual property and operate our business without infringing, misappropriating, or otherwise violating the intellectual property rights of others;
•the expected impacts of new accounting standards or changes to existing accounting standards;
•our expected future uses of cash, including our expected uses for the remaining proceeds of our convertible senior notes, and the sufficiency of our sources of funding; and
•our ability to generate cash from operations and our estimates regarding the sufficiency of our cash resources.

In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “seeks,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” and variations of these terms and similar expressions. Forward-looking statements are based on our current expectations and assumptions, and are subject to known and unknown risks and uncertainties, which may cause our actual results, performance, or achievements to be materially different from those expressed or implied in the forward-looking statements. Such risks and uncertainties include those described throughout this annual report, including in Part I - Section 1A. “Risk Factors” and Part II - Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" below. Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. You should carefully read this annual report and the documents that we reference in this annual report and have filed as exhibits, as well as other documents we file from time to time with the United States Securities and Exchange Commission, with the understanding that our actual future results may be materially different from what we expect. The forward-looking statements in this annual report represent our estimates and assumptions only as of the date of this annual report. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those expressed or implied in any forward-looking statements, even if new information becomes available in the future.
All references in this report to “Omnicell,” “our,” “us,” “we,” or the “Company” collectively refer to Omnicell, Inc., a Delaware corporation, and its subsidiaries. The term “Omnicell, Inc.” refers only to Omnicell, Inc., excluding its subsidiaries.
We own various registered and unregistered trademarks and service marks used in our business, some of which appear in this report. The most important of these marks include Omnicell® and the Omnicell logo. This report may also include the trademarks and service marks of other companies. Such trademarks and service marks are the marks of their respective owners.

PART I
ITEM 1.    BUSINESS
Overview
We are a leader in transforming the pharmacy care delivery model. Our medication management automation solutions and adherence tools empower healthcare systems and pharmacies to focus on clinical care, rather than administrative tasks. Our solutions support the vision of a fully autonomous pharmacy, a roadmap designed to improve operational efficiencies through a fully automated, medication management infrastructure. Our vision is to transform the pharmacy care delivery model through automation designed to replace manual, error-prone processes, combined with a single, cloud-based platform and advanced services offerings. We believe our connected devices, products, and solutions will help our customers harness the power of data and analytics, and deliver improved patient outcomes.
In 2019, several pharmacy leaders published a framework that validates the need for greater automation of pharmacy workflows and outlines the levels to progress towards the fully autonomous pharmacy. Through our medication management automation platform that spans the continuum of care, we are advancing the vision for the autonomous pharmacy. By delivering a combination of automation, intelligence, and advanced services, to be powered by a single, cloud-based platform, we believe we are helping to empower healthcare and pharmacy providers to increase healthcare value and improve patient outcomes.

Autonomous Pharmacy Framework

Increasing healthcare value
Level 1
Non-Autonomous Pharmacy
• Minimal to no automation
• Data primarily managed on paper or in disparate spreadsheets
• Pharmacists heavily engaged in distribution with little direct patient interaction. Technicians and nurses spend time on manual drug management (purchasing, locating, counting)
Level 2
Limited Autonomous Pharmacy
• Some automation, including some barcode tracking
• Data managed disparately across sites with some visibility
• Pharmacists largely focused on distribution and verification. Technicians and nurses manually responsible for most drug management with light automated support
Level 3
Intermediate Autonomous Pharmacy
• Majority of processes automated, with barcode tracking applied widely
• Data integrated across enterprise and mostly visible
• Pharmacists somewhat focused on medication distribution, with some direct patient care. Technicians focus on manual procurement and controlled substances, and nurses rely on automated dispensing
Level 4
Highly Autonomous Pharmacy
• Extensive automation with few gaps across processes
• Near complete data visibility, offering workflow optimization and real-time insights
• Pharmacists routinely involved in direct patient care, population health initiatives, and clinical programs. Technicians maintain automation and use workflow app, and nurses focus most of their time on patient care
Level 5
Fully Autonomous Pharmacy
• Complete process automation, tracking each dose as a node on the network
• Complete data visibility, real-time workflow optimization, and predictive intelligence
• Pharmacists realize full scope of their role in direct patient care and clinical program optimization. Technicians ensure optimal function of automation and use workflow app, and nurses focus on direct patient care
Outcomes
0
✓ Medication Errors
✓ Medication Waste
✓ Human Touches Pre-administration To Patient
100%
✓ Data Visibility
✓ Time Spent on Clinical Activity
✓ Regulatory Compliance
Performance Elements
Safety
Financials
Efficiency
Compliance
People

- In 2019, leading health systems jointly created a framework analyzing the technological maturity of pharmacies
- The group determined there was a significant opportunity to drive greater healthcare value
- The group established a 5-level framework and noted that the majority of the industry was at Level 2 today
- As customers move to higher levels, they substantially increase efficiency, safety and compliance while reducing costs
- Omnicell provides solutions to facilitate this evolution and drive significant value for customers

NOTE: Autonomous Pharmacy White Paper and Industry publications.

© 2021 Omnicell, Inc.

We believe our robust customer base and channel within the pharmacy automation market enable us to bring new solutions and innovations to market. Over 7,000 facilities worldwide use our automation and analytics solutions which are designed to improve pharmacy workflows, increase operational efficiency, reduce medication errors, deliver actionable intelligence, and improve patient safety. More than 50,000 institutional and retail pharmacies across North America and the United Kingdom leverage our innovative medication adherence and population health solutions to improve patient engagement, and adherence to prescriptions and vaccine scheduling, helping to reduce costly hospital readmissions.

Omnicell Has Great Breadth and Depth of Customer Base That Enables Significant Ability to Bring New Innovations to Market

Mercy
Atrium Health
UPMC
Texas Children's Hospital
NYU Langone Health
Bon Secours Mercy Health
Mass General Brigham
Costco Pharmacy
Stanford Medicine
Walmart Pharmacy
Omnicare, a CVS Health company
Walgreens
Guardian Pharmacy Services
Giant Eagle
Diamond Pharmacy Services Medical Supply
Wegmans

145
sole source contracts with top 300 US health systems[1]

~50%
install base in US hospitals[1]

17
of top 20 *US News* Honor Roll hospitals[1]

45%
install base in US retail pharmacy sector

>60%
of post-acute sector served by Omnicell customers

RETAIL
ACUTE
POST-ACUTE

Omnicell has over 25 years of experience partnering with providers to solve medication management problems

1. As of December 31, 2020.

© 2021 Omnicell, Inc.

We believe our broad portfolio of products and services, combined with innovation, align us with the long-term trends of the healthcare market to manage patients across the continuum of care while helping to control costs and improve patient outcomes.
Operating Segments
We manage our operations as a single segment for the purposes of assessing performance and making operating decisions. Our Chief Operating Decision Maker ("CODM") is our Chief Executive Officer. The CODM allocates resources and evaluates the performance of Omnicell at the consolidated level using information about our revenues, gross profit, income from operations, and other key financial data. All significant operating decisions are based upon an analysis of Omnicell as one operating segment, which is the same as our reporting segment.
Business Strategy
We are committed to being the care provider’s most trusted partner and executing on the vision of the autonomous pharmacy by delivering automation, intelligence, and advanced services, powered by a single, cloud-based platform. We believe there are significant challenges in pharmacy practice including, but not limited to, medication errors, drug shortages, medication loss due to drug diversion, significant medication waste and expiration costs, a high level of manual steps in the medication management automation process, complexity around compliance requirements, high pharmacy employee turnover rates, hospitalizations from adverse drug events in outpatient settings, high variability in outcomes, and limited inventory visibility. We believe that these significant challenges in pharmacy practice drive the demand for increased digitization and virtualization, and that our solutions enable this and represent large opportunities in four market categories:
•Point of Care. As a market leader, we expect to continue expansion of this product category as customers increase use of our dispensing systems in more areas within their hospitals. In addition, we are early in the replacement, upgrade, and expansion cycle of our XT Series automated dispensing systems which we believe is a significant market opportunity and we expect to continue to focus on further penetrating markets through competitive conversions. We believe our current portfolio within the Point of Care market and new innovation and services will continue to drive improved outcomes and lower costs for our customers.
•Central Pharmacy. This market represents the beginning of the medication management process in acute care settings, and, we believe, the next big automation opportunity to replace manual and repetitive processes which are common in the pharmacy today. Manual processes are prone to significant errors, and products such as IVX Workflow, our IV sterile compounding solutions, and the XR2 Automated Central Pharmacy system automate these manual processes and are designed to reduce the risk of error for our healthcare partners. We believe new products and innovations, including Omnicell One™, in the Central Pharmacy market create opportunities to replace prior generation Central Pharmacy robotics and carousels. The Central Pharmacy also represents an opportunity to provide technology-enabled services designed to reduce the administrative burden on the pharmacy and allow clinicians to operate at the top of their license.
•340B Software-Enabled Services. This market is targeted to covered entities participating in Section 340B of the Public Health Services Act. The act requires pharmaceutical manufacturers participating in Medicaid to sell outpatient drugs at discounted prices to health care organizations that care for many uninsured and low-income patients and results in a complex compliance environment. We believe that there are significant opportunities for health systems to improve participation benefits and maximize program savings through software-enabled services and solutions. Our Omnicell 340B platform of technology-enabled services includes split billing software, contract pharmacy administration, specialty contract pharmacy administration, and drug discount access solutions.
•Retail, Institutional, and Payer. We believe the Retail, Institutional, and Payer market represents a large opportunity as the majority of drugs are distributed in the non-acute sector. New technology and updated state board regulations are leading to innovation at traditional retail providers, which, combined with the move to value-based care, we believe will incentivize the market to adopt solutions to help providers and payers engage patients in new ways that lower the total cost of care. We believe adoption of our EnlivenHealth (formerly Population Health Solutions) portfolio of software products and services, along with medication adherence packaging, will increase adherence performance rates, increase prescription volume for our customers, and reduce hospital and emergency room visits due to improved adherence. As retail pharmacies play an increasingly vital role in population health following the onset of the COVID-19 pandemic, EnlivenHealth has extended solutions to assist with vaccination programs, testing protocols, and patient engagement efforts. There are three main areas of focus:
◦CareScheduler is an exclusive digital solution that automates the scheduling, reporting, and patient outreach for administering the COVID-19 vaccine and other vaccines and testing procedures.
◦Medication Synchronization is an appointment-based solution that aligns a patient's medications to a single refill date, designed to improve medication adherence and reduce hospital readmissions.
◦Medication Therapy Management is a platform that offers intuitive workflow with high-level decision support for efficiently completing CMS-compliant Comprehensive Medication Reviews using pharmacy claims data.
We believe our technology, services, and solutions within these market categories position us well to address the needs of retail, acute, and post-acute pharmacy providers.

Leader in Large and Growing Segments

Omnicell is growing its leadership position across a $70B+ total addressable market

Segment	Estimated Total Addressable Market Opportunity[1]
Point of Care	$20B
Central Pharmacy	$15B
340B Software-Enabled Services	$12B
Retail, Institutional and Payers	$23B

Key Advanced Services

- Point of Care, Central Pharmacy, 340B Software-Enabled Services: Omnicell One, CPDS, Omnicell340B, IV RIIS
- Retail, Institutional and Payers: EnlivenHealth

1. Represents estimated cumulative TAM over 10 years and includes North America, UK, Germany, France, Spain, Kingdom of Saudi Arabia, UAE & Qatar.

© 2021 Omnicell, Inc.

Environmental, Social, and Governance Initiatives
We view Omnicell as a company with a social mission: Our focus on reinventing the pharmacy care delivery model is designed to dramatically improve health outcomes and lower healthcare costs. Our teams are motivated by knowing that our work to improve medication management has a tangible, real-world impact on healthcare workers, patients, and communities.
We recognize that we are accountable not only to our customers and shareholders, but also to the global community. In December 2020, we published initial ESG disclosure and performance information, aligned to Sustainability Accounting Standards Board, Task Force on Climate-related Financial Disclosures, and Global Reporting Initiative guidelines. We are focused on innovating to drive sustainability across our business; ethically and responsibly sourcing materials by adhering to internationally-recognized Organisation for Economic Co-operation and Development guidance; and elevating our diversity and inclusion initiatives.

A Better Way: Omnicell's Strategic Approach to Corporate Responsibility

ENVIRONMENT: INNOVATING FOR ENERGY EFFICIENCY

- We design our products to be energy efficient
- Currently working with the EPA to receive Energy Star certification for our products
- Headquarters is LEED Platinum certified and includes a 151 kW solar array

SOCIAL: EVERY VOICE COUNTS

- 77% employee satisfaction score (ahead of 73% average score of similarly-sized companies identified by Glint)
- Established head of Diversity & Inclusion in 2020 and Diversity Governance body that will help define and advance our strategy in 2021
- Risk-based supplier management, auditing and oversight to help ensure responsible sourcing

GOVERNANCE: ACTING WITH INTEGRITY

- Robust business ethics oversight and compliance
- All of our manufacturing facilities are ISO quality certified and audited
- Robust cybersecurity and data privacy programs
- The Board of Directors' Governance Committee is responsible for ESG, including oversight of setting targets and measuring outcomes

Recently published initial ESG disclosure and performance information, aligned to SASB, TCFD, GRI guidelines; first Corporate Responsibility Report expected to come in spring 2021

© 2021 Omnicell, Inc.

Industry Background and Market
We believe our solutions support the vision for the fully autonomous pharmacy and are strongly aligned with trends in the healthcare market, and well positioned to address the evolving needs of healthcare institutions.
The healthcare industry continues to experience a significant degree of consolidation, with healthcare providers combining to create larger healthcare delivery organizations to achieve greater market power. We believe this trend has increased the market need for more integrated medication management automation solutions on a single platform to help improve patient and financial outcomes for both inpatient and outpatient settings. Our portfolio of connected devices, products, and services, combined with innovation, are designed with this objective in mind.
In addition, healthcare providers and facilities are affected by significant economic pressures. Annual prescription drug expenditures in the United States were approximately $508 billion in 2019, according to the IQVIA National Sales Perspective database. Also, based on a 2018 report by the Health Care Cost Institute, the largest growth in spending for professional services—defined as payments to physicians and other clinical care team members for services provided in physician offices and hospitals—occurred among administered drugs, which accounted for the biggest share, at 39%, of the total increase in professional services spending from 2014 to 2018. Rising costs of labor, prescription drugs, and new medical technology all contribute to increased spending. Governmental pressures surrounding healthcare reform and compliance have led to increased scrutiny of the cost and efficiency with which healthcare providers deliver their services. These factors, combined with continuing consolidation in the healthcare industry, have increased the need for the efficient delivery of healthcare in order to control costs, and have elevated the strategic importance of medication management and pharmacy automation across the continuum of care.
Furthermore, over time, complexities in medication management have increased along with the volume of patients and medications, but many manual processes are still used, resulting in inefficient tracking and delivery of medications and supplies. Many clinical staff are burdened with administrative tasks. According to a survey conducted by the American Society of Health-System Pharmacists in 2019, approximately 75% of pharmacist activities are non-clinical in nature. In addition, many existing healthcare information systems are unable to support the modernization of healthcare delivery processes or address mandated patient safety initiatives. These factors contribute to medical errors and unnecessary process costs across the healthcare sector including in medication management.
Legislation and industry guidelines, such as those issued by the U.S. Food and Drug Administration (the "FDA"), The Joint Commission, the U.S. Pharmacopeial Convention and the Institute for Safe Medication Practices in the areas of medication management—including storage, security, and labeling—have created an environment of increased patient safety awareness and regulatory control. Against this backdrop, healthcare organizations, desiring to improve quality and avoid liability, have been driven to prioritize investments in capital equipment, including pharmacy automation, which is a standard of care, to improve patient safety. While the overall storage and security of medications in hospitals have improved, there had been an increased focus on controlled substance management in recent years, particularly in light of the opioid crisis in the United States. According to a research report published by the Butler Center for Research in 2015, studies in the United States have shown that 10% to 15% of healthcare professionals will misuse substances during their lifetime, with significantly higher levels of opioid abuse in particular. Joint Commission surveyors are seeking more documentation from hospitals demonstrating that their medication policies and procedures are adequate.
Medication non-adherence is widely recognized as a common and costly problem. Poor adherence results in increased hospital readmissions, deteriorated treatment outcomes, and avoidable healthcare costs. The estimated annual cost of prescription drug-related morbidity and mortality resulting from non-optimized medication therapy, including medication non-adherence, was $528 billion in 2016, according to a study published in the Annals of Pharmacotherapy in 2018. In addition, a 2017 study published in the Journal of the American Pharmacists Association found that medication issues are responsible for 26% of hospital readmissions. With more than 40 million Americans taking five or more maintenance medications routinely (based on statistics published by the National Center for Health Statistics in 2018), pharmacists need ways to support the arduous task of keeping patients compliant. According to a 2011 article by the World Health Organization, “although these medications are effective in combating disease, their full benefits are often not realized because approximately 50% of patients do not take their medications as prescribed.” Medication adherence can be improved through attitudinal and behavioral changes, which pharmacists can encourage and help facilitate by providing interventional support, including adherence tools such as blister cards, reminders, prescription synchronization, and patient engagement tools. We believe our EnlivenHealth portfolio has the potential to reduce hospitalizations and emergency department visits, and improve patient health by increasing medication adherence.
Government Regulation
Our operations are global and are affected by complex state, federal, and international laws and regulations. These laws and regulations relate to healthcare, privacy and security, product compliance, import, export, trade, healthcare fraud and abuse (including anti-kickback and false claims laws), environmental standards, anti-corruption, anti-bribery, labor and employment, as well as other areas.
We receive, store, and process personal information and other data from and about our customers, in addition to our employees and service providers, and our customers use our solutions to obtain and store personal information, including personal health information. As a result, we are subject to various laws and regulations related to privacy, data protection, and information security. In the United States, these include federal health information privacy laws (such as the Health Information Portability and Accountability Act of 1996 ("HIPAA"), various state and federal security breach notification laws, consumer protection laws, as well as state laws addressing privacy and security. Internationally, various foreign jurisdictions in which we operate have established, or are developing, their own data privacy and security legal framework with which we or our customers must comply, including the European Union’s General Data Protection Regulation (“GDPR”).
In addition, while the manufacture and sale of most of our current products are not regulated by the FDA or the Drug Enforcement Administration, through our acquisition of Aesynt Incorporated, we have both Class I and Class II, 510(k) exempt medical devices which are subject to FDA regulation and require compliance with the FDA Quality System Regulation as well as medical device reporting.
Furthermore, our operations are impacted by trade regulations in many countries that govern the import of raw materials and finished products, and we are also subject to laws and regulations that seek to prevent corruption and bribery in the marketplace (including the U.S. Foreign Corrupt Practices Act and the United Kingdom Bribery Act) as well as laws and regulations pertaining to healthcare fraud and abuse, including state and federal anti-kickback and false claims laws in the United States.
Since we manufacture and sell our products outside of the United States, certain products of a local nature and variations of product lines must also meet other local regulatory requirements. Additional risks are inherent in conducting business outside the United States, including more robust information governance and environmental regulations in the European Union, expropriation, nationalization, and other governmental action. Demand for many of our existing and new products is, and will continue to be, affected by the extent to which local regulatory requirements increase our risk and/or expense to do business in those countries.
Compliance with the laws and regulations applicable to our global operations is costly and requires sufficient resources to actively maintain various governance, risk, and compliance systems in several areas, including FDA, quality, information governance and security, and environmental, health and safety, to enable Omnicell to keep abreast of the constantly evolving regulatory landscape both in the United States and abroad. Any failure to comply with these laws and regulations could result in a range of fines, penalties, and/or other sanctions.
Products and Services

Omnicell's Autonomous Pharmacy is a New Category of Solutions That Fundamentally Improve Provider Outcomes

Omnicell One
CPDS
IV RIIS
EnlivenHealth
Omnicell340B
Future Services[1]
One Platform
Omnicell Connected Devices
XT Automated Dispensing Systems
Anesthesia Workstation
XR2 Robot
IV Robot
IVX Workflow
Future Devices[1]

1. Future services and future devices represent potential future technology that is under development and may or may not ever become generally available to the commercial marketplace. Omnicell makes no commitment with regard to such potential future technology.

© 2021 Omnicell, Inc.

As we continue to execute on the vision of the autonomous pharmacy, we plan to integrate our current offerings and technologies on a cloud infrastructure, and invest in broadening our solutions across three key areas:
Automation
We provide a range of advanced automation, including robotics designed to digitize and streamline workflows and reduce human error in central pharmacy and clinical areas, and to support medication adherence initiatives in retail pharmacies. Our automation products and technology-enabled services include central pharmacy automation solutions for both dispensing and IV compounding systems, medication and supply dispensing systems at the point of care, as well as medication adherence solutions which are used by retail, community, and outpatient pharmacies to help improve patient engagement and adherence to prescriptions.
Point of Care
Our point of care automation solutions are designed to improve clinician workflows in patient care areas of the healthcare system, such as nursing units, patient wards, operating rooms, and emergency departments. Automated dispensing systems are an essential part of medication management because they safeguard medications - including controlled substances - and automatically track inventory. We strive to continually develop new innovations for our automated dispensing systems to close gaps in safety and help enable clinicians to spend less time managing medications and more time caring for patients.
Our XT Series automated dispensing systems for medications and supplies used in nursing units and other clinical areas of the hospital can be customized with various software and hardware options. Our interoperability solutions integrate our automated dispensing systems with key electronic health record systems to help streamline workflow and increase accuracy. We also offer specialized automated dispensing systems for the operating room.
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
Our central pharmacy automation solutions include: automated storage and retrieval systems, including our XR2 Automated Central Pharmacy System – an important building block of the autonomous pharmacy vision; IV compounding robots and workflow management systems; inventory management software; and controlled substance management systems.
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
Other Automation Products and Services
Omnicell® Interface Software provides interface and integration between our medication-use products or our supply products and a healthcare facility’s in-house information management systems.
Customer service includes customer education and training, and post-installation technical support with phone support, on-site service, parts, and access to software upgrades. Product support is available through fixed-period service contracts and on a time and materials basis. On-site service is provided by our field service team.
Retail Pharmacy and Hospital Automation Outside the United States
Additional products sold outside the United States include robotic dispensing systems used in hospitals and retail pharmacies for handling the stocking and retrieval of boxed medications. For management of medical supplies, a specialized cabinet that uses radio frequency identification is also available.
Intelligence
Leveraging data analytics and predictive intelligence, we provide actionable insights to help customers better understand their medication usage and improve pharmacy supply chain management. We offer specialized services and analytics software designed to help healthcare facilities improve their bottom line and patient care by harnessing data from automation and other systems. Our Omnicell One (formerly Performance Center) solution, a technology-enabled service, combines a cloud-based predictive intelligence platform with expert services designed to drive enterprise improvements in medication inventory optimization, medication waste reduction, and drug diversion monitoring.
Our comprehensive 340B solution provides a combination of software, deep knowledge of the 340B program, and software-enabled services, to help deliver superior outcomes in both savings and compliance, optimizing the 340B program for eligible entities. The suite of offerings includes split billing software, contract pharmacy administration, specialty contract pharmacy administration, and drug discount access solutions.
EnlivenHealth™ offers a portfolio of medication management tools designed to help improve health outcomes. EnlivenHealth Patient Engagement is a web-based nexus of solutions designed to comprehensively support improvement in health outcomes related to medication use. EnlivenHealth Patient Engagement includes clinical solutions such as Medication Synchronization, Immunization and Scheduling, Targeted Patient Interventions, Medication Therapy Management, and Opioid Mitigation Solution, and patient communications such as hosted Interactive Voice Response (IVR), Outbound

Communications, and Mobile App, which enable tailoring of patient contact to individual preferences. Combined with advanced analytics to stratify populations and prioritize patient interventions, these solutions support improved performance for both pharmacies and health plans, helping them to succeed in value-based healthcare by driving health outcomes - better care, better health, and lower costs.
Technology-Enabled Services
We provide technology-enabled services that serve as an extension of pharmacy operations to support improved efficiency, regulatory compliance, and patient outcomes. Our technology-enabled services provide comprehensive, customer-centric, outcome-based adoption services to help ensure successful adoption of our technology.
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
We also offer Professional Services, as the introduction of new innovations within our health system customers has become increasingly complex, with greater organizational impacts. We view our customers as partners in the pursuit of better health outcomes for patients and improved satisfaction for the clinicians who serve them. Every engagement is an opportunity for us to help customers reach their clinical and business objectives.
Acquisitions
In addition to our own development, we have, from time to time, acquired businesses and technologies that expand our product lines and are a strategic fit for our business.
On October 1, 2020, we completed the acquisition of the 340B Link business (the “340B Link Business”) of Pharmaceutical Strategies Group, LLC. The acquisition adds to our portfolio a comprehensive and differentiated suite of software-enabled services and solutions used by certain eligible hospitals, health systems, clinics, and entities to manage compliance and capture 340B drug cost savings on outpatient prescriptions filled through the eligible entity’s pharmacy or a contracted pharmacy partner.
Sales and Distribution

Resilient and High-Visibility Revenue

Robust Backlog
- Robust product backlog

Deep Customer Relationships
- 145 of the top 300 U.S. health systems in long-term, sole-source agreements[1,2]

Customer Retention
- 99%+ customer retention[3]

Point of Care Installed Base Early in Upgrade Cycle
- 36% through XT series replacement cycle[2]

Connected Devices, Software Licenses & Other4
Recurring Technical Services and Other Recurring6
Recurring SaaS, Subscription Software & Tech-Enabled Services5
~63%
~6%
~31%
Types of Revenue (2020E)

High revenue visibility from recurring revenue, sole-source agreements and backlog

1. As defined by Definitive Healthcare.
2. As of 12/31/2020.
3. Measured over the past year on a revenue basis.
4. High-visibility revenue based on backlog, pipeline & LT sole-source agreements.
5. Includes Central Pharmacy Dispense Services (XR2aaS), EnlivenHealth, IV RIIS Service, Omnicell340B, Omnicell One Service, RobotRX Service (Pak Plus).
6. Includes revenue from Consumables

© 2021 Omnicell, Inc.

We sell our solutions primarily in the United States. Approximately 89% of our revenue was generated in this market for the year ended December 31, 2020. Our sales force is organized by geographic region in the United States and Canada, where our sales are primarily made direct to end-user customers with the exception of some distribution of medication adherence consumables. Outside the United States and Canada, we field direct sales employees in the United Kingdom, France, Germany, the United Arab Emirates, Belgium, and Australia. For other geographies, we generally sell through distributors and resellers. Our foreign operations are discussed in Note 3, Revenues, and Note 7, Property and Equipment, of the Notes to Consolidated Financial Statements and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this annual report on Form 10-K. Our combined direct, corporate, and international distribution sales teams consisted of approximately 370 staff members as of December 31, 2020. Nearly all of our direct sales team members have hospital capital equipment, services, or clinical systems experience.
As of December 31, 2020, we have 145 long-term, sole-source agreements with the top 300 U.S. health systems. The sales cycle for our automation systems, from the initial sales meeting to completion of installation, can take in excess of 12 to 24 months. This is due in part to the relative cost of our systems and the number of people within each healthcare facility involved in the purchasing decision and installation process. To initiate the selling process, the sales representative generally targets the director of pharmacy, the director of nursing, the director of materials management, or other decision makers, and educates each group within the healthcare facility about the economic, safety, and compliance benefits of our solutions relative to competing methods of managing medications or medical and surgical supplies.
We contract with Group Purchasing Organizations (“GPOs”), each of which functions as a purchasing agent on behalf of member hospitals and other healthcare providers. Pursuant to the terms of GPO agreements, each member contracts directly with us and can purchase our product at pre-negotiated contract terms and pricing. These GPO contracts are typically for multiple years with options to renew or extend for up to two years and some of which can be terminated by either party at any time. Our current most significant GPO contracts include Vizient, Inc., Premier Inc., and HealthTrust Purchasing Group. We also have a Federal Supply Schedule contract with the Department of Veterans Affairs (the "GSA Contract"), allowing the Department of Veterans Affairs, the Department of Defense, and other Federal government customers to purchase or lease our products. Some of our contracts with these organizations are terminable at the convenience of either party. The accounts receivable balances are with individual members of the GPOs and Federal agencies that purchase under the GSA Contract, and therefore no significant concentration of credit risk exists. During our fiscal year ended December 31, 2020, sales to members of the ten largest GPOs and Federal agencies that purchase under the GSA Contract accounted for approximately 60% of total consolidated revenues.
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
We offer telephone technical support through our technical support centers in Illinois, Florida, Pennsylvania, and North Carolina. Our support centers are staffed 24 hours a day, 365 days a year. We have found that a majority of our customers’ service issues can be addressed either over the phone or by our support center personnel using their remote diagnostics tools. In addition, we use remote dial-in software that monitors customer conditions on a daily basis. We offer a suite of remote monitoring features, which proactively monitors system status and alerts service personnel to potential problems before they lead to system failure.
In addition, our international team handles direct sales, installation, and service to healthcare facilities in the United Kingdom, France, and Germany, and to non-acute customers in Australia. Sales, installation, and service to healthcare facilities is handled through distribution partners in other parts of Europe, Asia, Australia, the Middle East, South Africa, and South America. Our products are available in a variety of languages including Traditional Chinese, Simplified Chinese, Japanese, Korean, French, Swedish, Dutch, Spanish, and German.
Manufacturing and Inventory
The manufacturing process for our automation products allows us to configure hardware and software in unique combinations to meet a wide variety of individual customer needs. The automation product manufacturing process primarily consists of the final assembly of components and testing of the completed product. Many of the sub-assemblies and components we use are provided by third-party contract manufacturers or other suppliers. A portion of these contract manufacturers and other suppliers are based in Asia. We and our partners test these sub-assemblies and perform inspections to assure the quality and reliability of our products. While many components of our systems are standardized and available from multiple sources, certain components or subsystems are fabricated by a sole supplier according to our specifications and schedule requirements, or are only available from limited sources. Our medication adherence product manufacturing process consists of fabrication and assembly of equipment and mechanized process manufacturing of consumables. We rely on a limited number of suppliers for the raw material that are necessary in the production of our consumable medication packages.
Our arrangements with our contract manufacturers generally set forth quality, cost, and delivery requirements, as well as manufacturing process terms, such as continuity of supply, inventory management, capacity flexibility, quality and cost management, oversight of manufacturing, and conditions for the use of our intellectual property.
Our manufacturing organization procures components and schedules production based on the backlog of customer orders. Installation of equipment and software typically occurs between two weeks and twelve months after the initial order is received, depending upon the customer’s particular needs. We deploy a key operational strategy of operating with backlog levels that approximate the average installation cycle of our customers, which allows us to more efficiently manage our installation teams, improve production efficiencies, reduce inventory scrap, and lower shipping costs. Shipment of consumables typically occurs between one and four weeks after an order is received.
Competition
The markets in which we operate are intensely competitive. We compete directly with a number of companies in the medication management automations solutions market, as well as the medication adherence solutions market, on the basis of many factors, including price, quality, customer outcome and cost of operation, innovation, product features and capabilities, installation and service, reputation and brand recognition, size of installed base, range of solutions, distribution, and promotion. We expect continued and increased competition from current and future competitors in the markets in which we operate, and are affected by evolving and new technologies, changes in industry standards, and dynamic customer requirements.
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
We pursue patent protection in the United States and foreign jurisdictions for technology that we believe to be proprietary and that offers a potential competitive advantage for our products. Our issued patents expire on various dates between 2021 and 2038. We intend to seek and obtain additional United States and foreign patents on our technology.
All of our product software is subject to copyright protection under applicable United States and foreign copyright laws. We have also obtained United States and, for certain marks, foreign registrations of various marks, and we intend to seek and obtain additional registrations of our trademarks in the United States and foreign jurisdictions.
Trade secrets and other confidential information are also important to our business. We protect our trade secrets through a combination of contractual restrictions and confidentiality and licensing agreements.
Research and Development
Our research and development efforts begin with customer collaboration. The insight that we gain through this collaboration helps us to develop solutions to address the unmet needs and challenges faced by our customers. We continue to make significant investments in the vision of the autonomous pharmacy, in particular, in our cloud-based platform, in the further development of technology-enabled software and services, and in the evolution of our robotic automation capabilities, while continuing to enhance the other elements of our product and service portfolio. The results of our research and development efforts will further drive the advancement of our cloud-based offerings and amplify the vision of the autonomous pharmacy.
Human Capital Management
As of December 31, 2020, we had approximately 2,860 employees worldwide (with approximately 2,470 in the United States and Canada), excluding individuals who are classified as temporary or contractors. We regularly conduct employee engagement surveys, most recently via the Glint platform. Through continued investment in talent processes and acting on employee feedback, we have achieved an overall employee satisfaction (ESAT) score of 77, which exceeds the average score of similarly-sized companies identified by Glint that use the Glint platform by four points. We believe this reflects our positive employee relations and that Omnicell is viewed by our employees as a good place to work.

Compensation and Benefits
•We embrace a strong pay-for-performance total rewards philosophy that we believe is competitive, performance-based, and cost-effective. We offer market-competitive pay and a comprehensive benefits package.
•Our quarterly bonus program is designed to incentivize our employees to focus on work that will further our strategic priorities.
•We offer reward and recognition programs that embed our core values into our culture and everything we do, allowing for peer-to-peer recognition and motivating our employees to continually work to advance our mission, vision, and values.
Health and Wellness
We offer a comprehensive wellness program designed to promote a healthy lifestyle, including exercise challenges, on-site gym facilities, virtual workouts, and health coaching. In addition to making physical health a priority, we offer mental health counseling and resources, financial coaching, and Teladoc Health services.
Learning and Development
•Our Talent and Leadership development function plays a strategic role in helping us attract and retain talent. We strive to develop career growth capabilities while delivering a consistent learning experience irrespective of role, function, or location.
•We invest in our employees’ learning through robust training programs including Omnicell University, our Core Values in Action training, our New Employee Orientation and our Leading at Omnicell training.
•Our People Manager Talent Development curriculum creates one unique global Omnicell approach to talent development. It is designed to enable our organizational transformation by aligning how we lead across all levels.
Diversity, Equity, and Inclusion
Relationships Matter is one of our core values and that means we are people who care. We value the whole person, not just the work person. At Omnicell, we have always prohibited discrimination on the basis of any protected characteristic and make employment decisions on the basis of merit. We strive to create and maintain a positive, supportive, inclusive, and diverse work environment. Our different backgrounds, education, cultures, and experiences all contribute to the advancement of our business.
We realize we have an opportunity to take more action and that our journey to improve diversity, equity, and inclusion (“DEI”) at Omnicell will continue to evolve. A focus on understanding our related data will be critical to our success. With a continued commitment to DEI, we are taking the steps to build a truly diverse and inclusive culture and plan to create and launch a more comprehensive strategy that we anticipate publicizing in 2021.
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
Financing Practices Relating to Working Capital
We assist healthcare facilities in financing their cash outlay requirements for the purchase of our systems by offering multi-year, non-cancelable sales contracts. For additional information regarding these financing activities, refer to Note 1, Organization and Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in this annual report on Form 10-K.
Product Backlog
Product backlog is the dollar amount of medication management automation solutions and adherence tools for which we have purchase orders from our customers and for which we believe the majority we will install, bill, and gain customer acceptance within one year. Due to industry practice that allows customers to change order configurations with limited advance notice prior to shipment and occasional customer changes in installation schedules, we do not believe that backlog as of any particular date is necessarily indicative of future sales. However, we do believe that backlog is an indication of a customer’s willingness to install our solutions. Our product backlog was $924 million and $588 million as of December 31, 2020 and 2019, respectively.
Available Information
We file reports and other information with the United States Securities and Exchange Commission (“SEC”) including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and proxy or information statements. Those reports and statements as well as all amendments to those documents filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available (1) at the SEC’s Internet site (www.sec.gov) and (2) free of charge through our website as soon as reasonably practicable after electronic filing with, or furnishing to, the SEC. Our website address is www.omnicell.com. Information posted on or accessible through these websites is not incorporated by reference nor otherwise included in this report, and any references to these websites are intended to be inactive textual references only.
Information About Our Executive Officers
The following table sets forth certain information about our executive officers as of the date of this annual report on Form 10-K:

Name	Age	Position
Randall A. Lipps	63	President, Chief Executive Officer, and Chairman of the Board of Directors
Dan S. Johnston	57	Executive Vice President and Chief Legal and Administrative Officer
Peter J. Kuipers	49	Executive Vice President and Chief Financial Officer
Scott P. Seidelmann	45	Executive Vice President and Chief Commercial Officer
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
Risk Factors Related to our Business and Industry
We face risks related to adverse public health epidemics, including the ongoing global COVID-19 pandemic, which had an adverse effect on and, depending on the severity and duration of the pandemic, could continue to adversely affect our business, financial condition, and results of operations.
The continued spread of COVID-19, concerns over the pandemic, and related containment measures have adversely impacted our workforce and operations, as well as those of our customers and suppliers, and had an adverse effect on and, depending on the severity and duration of the ongoing COVID-19 pandemic, could continue to adversely affect our business, financial condition, and results of operations.
In response to the ongoing pandemic, the vast majority of our non-manufacturing and non-customer facing personnel continues to work from home. If significant or critical portions of our workforce are unable to work effectively as a result of the COVID-19 pandemic, including because of illness, quarantines, facility closures, ineffective remote work arrangements, or technology failures or limitations, our operations would be materially adversely impacted.
Demand for our solutions, many of which involve a significant initial financial commitment from our customers, is largely dependent on our customers’ financial strength and capital and operating budgets. As a result of the pandemic, health systems have faced financial pressures which we believe led our customers to delay or defer purchasing decisions and/or installations of our solutions during the first half of 2020. However, starting in the third quarter of 2020, we began to see our customers returning to pre-pandemic purchasing patterns consistent with long-term strategic investments. However, any future decisions by our customers to cancel, defer or delay capital expenditure projects, generally reduced capital expenditures by healthcare facilities, and financial losses sustained by health systems as a result of the COVID-19 pandemic, could again decrease demand for our products and related services, resulting in decreased revenue and lower revenue growth rates, which would adversely affect our operating results, perhaps materially.
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
The global COVID-19 pandemic continues to rapidly evolve, and the full extent to which COVID-19 will continue to impact our business, results of operations, and financial position will depend on future developments, which remain highly uncertain and cannot be predicted with confidence, such as the severity, resurgences, and duration of the outbreak, travel restrictions, business closures or disruptions, and the effectiveness of actions taken to contain and treat the disease, including the timeline for distribution of vaccinations.
To the extent the COVID-19 pandemic continues to adversely affect our business and financial results, it may also have the effect of heightening certain other risks described in this “Risk Factors” section, including, but not limited to, those relating to unfavorable economic and market conditions, our ability to develop new products or enhance existing products, the need to compete successfully against new product or service entrants, our need to generate sufficient cash flows to service our indebtedness, our tax rates, and our international operations.
Unfavorable economic and market conditions and a decreased demand in the capital equipment market could adversely affect our operating results.
Customer demand for our products is significantly linked to the strength of the economy. If decreases in demand for capital equipment caused by weak economic conditions and decreased corporate and government spending, any effects of fiscal budget balancing at the federal level, proposed legislative changes or other uncertainties in connection with the change in administration, deferrals or delays of capital equipment projects, longer timeframes for capital equipment purchasing decisions, or generally reduced expenditures for capital solutions occurs, we will experience decreased revenues and lower revenue growth rates, and our operating results could be materially and adversely affected.

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
New product and service developments, or product enhancements, may be late, have technical problems (including software defects, errors, or bugs), fail to meet customer or market specifications, not be competitive with other products using alternative technologies that offer comparable performance and functionality, or not be accepted in new or existing markets, which, in any case, could damage our reputation or otherwise harm our business, financial condition, and results of operations.
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
The markets in which we operate are intensely competitive. We expect continued and increased competition from current and future competitors, in the medication management automation solutions market and the medication adherence solutions market, many of which have significantly greater financial, technical, marketing, and other resources than we do.
The competitive challenges we face in the markets in which we operate include, but are not limited to, the following:
•current or future competitors may offer or have the ability to offer a broader range of solutions than us, develop alternative solutions that provide a better customer outcome or lower cost of operation, develop new features or capabilities for their products that could compete with ours, or devote greater resources to the development, promotion, and sale of their products than we do;
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
A significant portion of domestic and international healthcare facilities still use traditional approaches to medication and/or supply management in some form that do not include fully-automated methods of medication management. As a result, we must continuously educate existing and prospective customers about the advantages of our medication management automation solutions and medication packaging systems, which requires significant sales efforts and can cause longer sales cycles. Despite our significant efforts and extensive time commitments in sales to healthcare facilities, we cannot be assured that our efforts will result in sales to these customers.

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
Also, the continuing gradual transition to value-based reimbursement could shift more of the burden for financial risk onto healthcare provider organizations and could decrease utilization of healthcare per patient. Value-based reimbursement could also cause a shift in care from traditional venues, such as hospitals and clinics, to the home, and could impact our revenues.
We have incurred substantial debt, which could impair our flexibility and access to capital and adversely affect our financial position.
On November 15, 2019, we refinanced our existing senior secured credit facility pursuant to an amended and restated agreement with certain lenders, and Wells Fargo Bank, National Association, as administrative agent (as amended, the “A&R Credit Agreement”). The A&R Credit Agreement provides for a five-year revolving credit facility of $500.0 million and an uncommitted incremental loan facility of up to $250.0 million. As of December 31, 2020, there were no outstanding balances under the A&R Credit Agreement.
In addition, on September 25, 2020, we issued $575.0 million aggregate principal amount of 0.25% Convertible Senior Notes due 2025 (the “Notes”), pursuant to an indenture, dated September 25, 2020 (the “Indenture”), between us and U.S. Bank National Association, as trustee. We used a portion of the proceeds from the issuance of the Notes to repay all outstanding borrowings under the revolving credit facility.
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
Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness, including the Notes, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as borrowing more money, selling assets, restructuring debt, or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or do so on desirable terms, which could result in a default on our debt obligations. In addition, as more fully described below in the risk factor captioned "Covenants in our A&R Credit Agreement restrict our business and operations in many ways, and if we do not effectively manage our compliance with these covenants, our financial conditions and results of operations could be adversely affected," the A&R Credit Agreement includes customary restrictive covenants that impose operating and financial restrictions on us.
In addition, borrowings under the A&R Credit Agreement bear interest based on the London Interbank Offered Rate (“LIBOR”). LIBOR is the subject of recent national, international, and other regulatory guidance and proposals for reform. These reforms and other pressures may cause LIBOR to disappear entirely or to perform differently than in the past. The consequences of these developments cannot be entirely predicted, but could include an increase in the cost of borrowings under the A&R Credit Agreement and other financial contracts that we may enter into that are indexed to LIBOR.
The transition to selling more products which include a software as a service or solution as a service subscription presents a number of risks.
We currently offer our IV compounding robots, PakPlus-Rx service, and XR2 Automated Central Pharmacy System together with personnel to operate the equipment and expert services to optimize utilization through subscription agreements. We also offer Omnicell One (formerly Performance Center), EnlivenHealth Patient Engagement, 340B, and certain other products and solutions as a subscription and/or service. IVX Workflow also contains a payment stream as part of the license fees in its pricing structure. As we continue to execute on the autonomous pharmacy vision and grow subscription and cloud-based offerings, we may offer additional products and services on a subscription basis. The transition to selling more products and services on a subscription basis presents a number of risks. The shift requires an investment of technical, financial, compliance, and sales resources, and we cannot guarantee that we will recoup the costs of such investments, or that these investments will improve our long-term growth and results of operations. If adoption of subscription solutions takes place faster than anticipated, the shift to subscription revenues will change the timing of revenue recognition and we may experience a temporary reduction of revenues. In addition, our cash flows may be impacted by the timing of invoicing of our subscription solutions. If any of our subscription solutions do not substantially meet customer requirements, contracts may be modified, causing a decline in revenue. Customers may elect not to renew their subscriptions upon expiration, or they may attempt to renegotiate pricing or other contractual terms at or prior to renewal on terms that are less favorable to us. In addition, since revenues are generally recognized over the term of the subscription, any decrease in customer purchases of our subscription-based products and services will not be fully reflected in our operating results until future periods, and it will also be more difficult for us to rapidly increase our revenues through additional subscription sales in any one period.
Delays in installations of our medication management automation solutions or our more complex medication packaging systems could harm our competitive position, results of operations, and financial condition.
The purchase of our medication management automation solutions or our more complex medication packaging systems is often part of a customer’s larger initiative to re-engineer its pharmacy and their distribution and materials management systems. The purchase of our systems often entails larger strategic purchases by customers that generally require more complex and stringent contractual requirements, involve a significant commitment of management attention and resources by prospective customers, and require the input and approval of many decision-makers. In addition, new product announcements can cause a delay in our customers’ decisions to purchase our products or convert pending orders for our older products to those of our newer products. For these and other reasons, the sales cycle associated with sales of our systems is often lengthy and subject to a number of delays over which we have little or no control. A delay in, or loss of, sales of these systems (including as a result of the impacts of public health crises such as the ongoing COVID-19 pandemic) could have an adverse effect upon our operating results and could harm our business.
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
We receive, store, and process personal information and other data from and about customers, in addition to our employees and services providers. In addition, our customers use our solutions to obtain and store personal information, including personal health information. For example, our customers use our EnlivenHealth Patient Engagement platform to guide and track patient notes, interventions, and appointments, which involves the collection of personal health information of patients. Our handling of data is subject to a variety of laws and regulations by state, local, and foreign agencies, as well as contractual obligations and industry standards. Regulatory focus on data privacy and security concerns continues to increase globally, and laws and regulations concerning the collection, use, and disclosure of personal information are expanding and becoming more complex. In the United States, these include federal health information privacy laws (such as the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), discussed below), security breach notification laws, and consumer protection laws, as well as state laws addressing privacy and data security (such as the California Consumer Privacy Act of 2018 and the California Privacy Rights Act of 2020).
Internationally, various foreign jurisdictions in which we operate have established, or are developing, their own data privacy and security legal framework with which we or our customers must comply. In certain cases, these international laws and regulations are more restrictive than many regulations in the United States. For example, within the European Union, the General Data Protection Regulation (“GDPR”) imposes more stringent data protection requirements on U.S.-based companies, such as ours, which receive or process personal information from EU residents, and establishes greater penalties for non-compliance. Violations of the GDPR can result in penalties up to the greater of €20.0 million or 4% of global annual revenues, and may also lead to damages claims by data controllers and data subjects. Such penalties are in addition to any civil litigation claims by data controllers, customers, and data subjects.
In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards that may legally or contractually apply to us, and other regulatory protections, such as Privacy Shield, may lose their applicability to our business as regulations and legal proceedings continue to evolve globally. We also expect that there will continue to be new proposed laws, regulations, and industry standards relating to privacy, data protection, and information security, including in the United Kingdom, where we have business operations, as a result of Brexit. We cannot predict the scope of any such future laws, regulations, and standards that may be applicable to us, or how courts, agencies, or data protection authorities might interpret current ones. It is possible that these laws and other obligations may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the functionality of our solutions.
Compliance with privacy, data protection, and information security laws, regulations, and other obligations is costly, and we may encounter difficulties, delays, or significant expenses in connection with our compliance, or because of our customers’ need to comply or our customers’ interpretation of their own legal requirements. In addition, any failure or perceived failure by us to comply with laws, regulations, policies, legal or contractual obligations, industry standards, or regulatory guidance relating to privacy or data security could result in governmental investigations and enforcement actions, litigation, fines and penalties, exposure to indemnification obligations or other liabilities, and adverse publicity, all of which could have an adverse effect on our reputation, as well as our business, financial condition, and results of operations. For example, as discussed further in the section entitled “Legal Proceedings” in Note 13, Commitments and Contingencies, of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K, we are currently and have in the past been subject to certain class action lawsuits asserting, among other allegations, claims of violation of the Illinois Biometric Information Privacy Act.
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
In addition, we sell certain solutions that receive, store, and process our customers’ data. For example, our Omnicell One (formerly Performance Center) solution combines a cloud-based predictive intelligence platform with expert services designed to monitor pharmacy operations and recommend opportunities to help improve efficiency, regulatory compliance, and patient outcomes. As another example, our EnlivenHealth Patient Engagement platform is a private cloud-based solution that supports improving patient adherence goals through a single web-based platform that hosts functionality to guide and track patient notes, interventions, and appointments. An effective attack on our solutions could disrupt the proper functioning of our solutions, allow unauthorized access to sensitive and confidential information of our customers (including protected health information), and disrupt our customers’ operations. Any of these events could cause our solutions to be perceived as having security vulnerabilities and reduce demand for our solutions, which could have a material adverse effect on our business, financial condition, and results of operations. These risks are likely to increase as we continue to grow our cloud-based offerings, including in support of the autonomous pharmacy vision, and as we receive, store, and process more of our customers’ data.
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
We have in the past acquired businesses, and expect to continue to seek to acquire businesses, technologies, or products in the future. For example, we acquired Aesynt Incorporated ("Aesynt") and ateb, Inc. ("Ateb") in 2016, Dixie Drawl, LLC d/b/a InPharmics ("InPharmics") in 2017 and the 340B Link Business in October 2020. We cannot provide assurance that any acquisition or future transaction we complete will result in long-term benefits to us or our stockholders, or that we will be able to effectively integrate or manage the acquired businesses, including the 340B Link Business.
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
•difficulties in integrating newly-acquired products and solutions in our offerings, or inability or failure to expand product bookings and sales or effectively coordinate sales and marketing efforts of the combined company;
•inability to maintain business relationships with customers and suppliers of newly-acquired companies due to post-acquisition disruption; and
•inability or failure to successfully integrate financial reporting and information technology systems.
If we are not able to successfully integrate or manage the acquired businesses and their operations, or if there are delays in combining the businesses, the anticipated benefits of the acquisition may not be realized fully or at all or may take longer to realize than expected and our business, financial condition, and operating results may be negatively impacted.
If goodwill or other intangible assets that we recorded in connection with the Aesynt, Ateb, InPharmics, and 340B Link Business acquisitions, or other prior acquisitions, become impaired, we could be required to take significant charges against earnings.
In connection with the accounting for the Aesynt and Ateb acquisitions in 2016, the InPharmics acquisition in 2017, and the 340B Link Business acquisition in October 2020, we recorded a significant amount of goodwill and other intangible assets, and we maintain significant goodwill and other intangible assets relating to prior acquisitions, such as our acquisitions of MTS Medication Technologies, Inc., Avantec Healthcare Limited, and Mach4 Automatisierungstechnik GmbH. As of December 31, 2020, we had recorded approximately $666.0 million net, in goodwill and intangible assets, in connection with past acquisitions. Under U.S. generally accepted accounting principles, we must assess, at least annually and potentially more frequently, whether the value of goodwill and other indefinite-lived intangible assets has been impaired. Intangible assets subject to amortization will be assessed for impairment in the event of an impairment indicator. Any reduction or impairment of the value of goodwill or other intangible assets will result in a charge against earnings, which could materially adversely affect our results of operations and shareholders’ equity in future periods.

The healthcare industry is subject to legislative and regulatory changes, as well as financial constraints and consolidation, which could adversely affect the demand for our products and services.
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
The manufacture and sale of most of our current products are not regulated by the FDA, or the Drug Enforcement Administration (“DEA”). Through our acquisition of Aesynt, we have both Class I and Class II, 510(k) exempt medical devices which are subject to FDA regulation and require compliance with the FDA Quality System Regulation as well as medical device reporting. Additional products may be regulated in the future by the FDA, DEA, or other federal agencies due to future legislative and regulatory initiatives or reforms. Direct regulation of our business and products by the FDA, DEA, or other federal agencies could substantially increase the cost to produce our products and increase the time required to bring those products to market, reduce the demand for our products, and reduce our revenues. In addition, our customers include healthcare providers and facilities subject to regulation by the DEA, pharmacies subject to regulation by individual state boards of pharmacy and hospitals subject to accreditation by accrediting organizations approved by the Centers for Medicare & Medicaid Services, such as the Joint Commission, and the rules, regulations, and standards of such regulators and accrediting organizations. Any failure of our customers to comply with the applicable rules, regulations, and standards could reduce demand for our products and harm our competitive position, results of operations, and financial condition.
While we have implemented a Privacy and Use of Information Policy and adhere to established privacy principles, use of customer information guidelines, and related federal and state statutes, we cannot assure you that we will be in compliance with all federal and state healthcare information privacy and security laws that we are directly or indirectly subject to, including, without limitation, HIPAA. Under HIPAA, we are considered a “business associate” in relation to many of our customers that are covered entities, and, as such, most of these customers have required that we enter into written agreements governing the way we handle and safeguard certain patient health information we may encounter in providing our products and services, and may impose liability on us for failure to meet our contractual obligations. Further, pursuant to changes in HIPAA under the American Recovery and Reinvestment Act of 2009, we are covered under HIPAA similar to other covered entities and, in some cases, subject to the same civil and criminal penalties as a covered entity. A number of states and countries have also enacted privacy and security statutes and regulations that, in some cases, are more stringent than HIPAA and may also apply directly to us. If our past or present operations are found to violate any of these laws, we may be subject to fines, penalties, and other sanctions.
In addition, we cannot predict the potential impact of future privacy standards and other federal, state, and international privacy and security laws that may be enacted at any time on our customers or on Omnicell. These laws could restrict the ability of Omnicell and/or our customers to obtain, use, or disseminate patient information, which could reduce the demand for our products or force us to redesign our products in order to meet regulatory requirements.
Our international operations may subject us to additional risks that can adversely affect our operating results.
We currently have operations outside of the United States, including sales efforts centered in Canada, Europe, the Middle East, and the Asia-Pacific regions, and supply chain efforts in Asia. We intend to continue to expand our international operations, particularly in certain markets that we view as strategic, including the Middle East. Our international operations subject us to a variety of risks, including:
•our reliance on distributors for the sale of our medication management automation solutions outside the United States, Canada, the United Kingdom, France, and Germany;

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
•political unrest, terrorism, and other potential hostilities in areas in which we have facilities or operations; and
•epidemics, pandemics, or other major public health crises, such as the ongoing COVID-19 pandemic.
If we are unable to anticipate and address these risks properly, our business or operating results will be harmed.
Furthermore, changes in export or import regulation and other trade barriers and uncertainties may have an adverse effect on our business. For example, in recent years, the U.S. government advocated greater restrictions on trade generally and tariff increases on certain goods imported into the United States, particularly from China. We cannot predict what actions may ultimately be taken with respect to tariffs or trade relations between the United States and other countries (including China), what products may be subject to such actions, or what actions may be taken by the other countries in retaliation. The adoption and expansion of trade restrictions, the occurrence of a trade war, other governmental action related to tariffs or trade agreements or policies, or the related uncertainties, has the potential to adversely impact our supply chain and costs, which could, in turn, adversely affect our business, financial condition, and results of operations.
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
Our success is highly dependent upon the continuing contributions of our key management, sales, technical, and engineering staff, and on our ability to attract, train, and retain highly-skilled and motivated personnel. As more of our products are installed in increasingly complex environments, greater technical expertise will be required. As our installed base of customers increases, we will require additional resources to meet increased demands on our customer service and support personnel. Furthermore, as we execute on the autonomous pharmacy vision and grow our cloud-based software as a service and solution as a service offerings, more specialized expertise will be required. Competition for such personnel can be intense, and we may not be successful in attracting and retaining qualified personnel. Competitors have in the past attempted, and may in the future attempt, to recruit our employees. In addition, since equity compensation is a key component of our employee compensation program, any failure to receive stockholder approval for future proposed increases to the number of shares reserved for issuance under our equity incentive plans could prevent us from granting equity compensation at competitive levels and make it more difficult to attract, retain, and motivate employees, including key employees of acquired businesses. Failure to attract and retain key personnel could harm our competitive position, results of operations, and financial condition.

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
A number of GPOs have negotiated standard contracts for our products on behalf of their member healthcare organizations. Members of these GPOs may purchase under the terms of these contracts, which obligate us to pay the GPO a fee. We also have a Federal Supply Schedule contract with the Department of Veterans Affairs, allowing the Department of Veterans Affairs, the Department of Defense, and other Federal government customers to purchase or lease our products. These contracts enable us to more readily sell our products and services to customers represented by these organizations. Some of our contracts with these organizations are terminable at the convenience of either party. The loss of any of these relationships could impact the breadth of our customer base and could impair our ability to meet our revenue targets or increase our revenues. These organizations may not renew our contracts on similar terms, if at all, and they may choose to terminate our contracts before they expire, any of which could cause our revenues to decline.
If we are unable to meet the demands of, or maintain our relationships with, our institutional and retail pharmacy customers, our revenue from sales of medication packages and other consumables may decline.
Approximately 8% of our revenues during the year ended December 31, 2020 were generated from the sale of consumable medication packages, most of which are produced in our St. Petersburg, Florida facility on a continuous basis and are shipped out to fulfill the demands of our institutional and retail pharmacy customers domestically and abroad. The demands placed on institutional and retail pharmacies by their customers represent real time requirements of those customers. Our customer agreements for the sale of consumable medication packages are typically short-term in nature and typically do not impose volume commitments on the customer. If we are unable to supply quality packaging to our customers in a timely manner, they may use alternative methods of distributing medications to their customers, including consumable medication packaging sold by our competitors, and our revenues will decline. Any disruption in the production capabilities of our St. Petersburg facilities will adversely affect our ability to ship our consumable medication packages globally and would reduce our revenues.
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

The United Kingdom’s withdrawal from the European Union (“Brexit”) could adversely affect us.
The United Kingdom (the “UK”) left the European Union (the “EU”) on January 31, 2020. The transition period provided for in the withdrawal agreement entered into by the UK and the EU ended on December 31, 2020 (the “Brexit Transition Period”). In December 2020, the UK and the EU agreed on a trade and cooperation agreement that will apply provisionally after the end of the transition period until it is ratified by the parties to the agreement. On December 31, 2020, the UK passed legislation giving effect to the trade and cooperation agreement, with the EU expected to formally adopt the agreement in early 2021. The trade and cooperation agreement covers the general objectives and framework of the relationship between the United Kingdom and the European Union, including as it relates to trade, transport, visas, judicial, law enforcement, and security matters, and provides for continued participation in community programs and mechanisms for dispute resolution. The effects of Brexit have been and are expected to continue to be far-reaching. Brexit and the perceptions as to its impact may adversely affect business activity and economic conditions in Europe and globally, continue to contribute to uncertainty regarding the regulation of data protection in the UK, disrupt the free movement of goods, services, and people between the UK and the EU, and lead to legal uncertainty and potentially divergent national laws and regulations for the UK. We are currently in the process of evaluating our own risks and uncertainty related to ascertaining what financial, trade, regulatory, and legal implications this new Brexit trade deal could have on our UK and European business operations. This uncertainty also includes the impact on our customers’ business operations and capital planning as well as the overall impact on the healthcare industry. We have not experienced any direct material financial impact since the 2016 referendum, and while we cannot predict its future implications, we do not currently expect Brexit and its related effects to have an adverse impact on our consolidated financial position and results of operations.
Our U.S. government lease agreements are subject to annual budget funding cycles and mandated unilateral changes, which may affect our ability to enter into such leases or to recognize revenues, and sell receivables based on these leases.
U.S. government customers that lease our equipment typically sign contracts with five-year payment terms that are subject to one-year government budget funding cycles. Further, the government has in certain circumstances mandated unilateral changes in its Federal Supply Services contract that could render our lease terms with the government less attractive. In our judgment and based on our history with these accounts, we believe these receivables are collectible. However, in the future, the failure of any of our U.S. government customers to receive their annual funding, or the government mandating changes to the Federal Supply Services contract could impair our ability to sell lease equipment to these customers or to sell our U.S. government receivables to third-party leasing companies. In addition, the ability to collect payments on unsold receivables could be impaired and may result in a write-down of our unsold receivables from U.S. government customers. The balance of our unsold leases to U.S. government customers was $23.8 million as of December 31, 2020.
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
We expect that developers of medication management automation solutions and medication packaging systems will be increasingly subject to infringement claims as the number of products and competitors in our industry grows and the functionality of products in different industry segments overlaps. In the future, third parties may claim that we have infringed upon, misappropriated, or otherwise violated their intellectual property rights with respect to current or future products. We do not carry special insurance that covers intellectual property infringement claims; however, such claims may be covered under our traditional insurance policies. These policies contain terms, conditions, and exclusions that make recovery for intellectual property infringement claims difficult to guarantee. Any infringement claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert management’s attention and resources, cause product shipment delays or require us to enter into royalty or licensing agreements. These royalty or licensing agreements, if required, may not be available on terms acceptable to us, or at all, which could harm our competitive position, results of operations, and financial condition.
Product liability claims against us could harm our competitive position, results of operations, and financial condition.
Our products include medication management automation solutions and medication adherence products and services for healthcare systems and pharmacies. Despite the presence of healthcare and pharmacy professionals as intermediaries between our products and patients, if our products fail to provide accurate and timely information or operate as designed, customers, patients, or their family members could assert claims against us for product liability. Moreover, failure of health care facility and pharmacy employees to use our products for their intended purposes could result in product liability claims against us. Litigation with respect to product liability claims, regardless of any outcome, could result in substantial cost to us, divert management’s attention from operations, and decrease market acceptance of our products. We possess a variety of insurance policies that include coverage for general commercial liability and technology errors and omissions liability. We attempt to mitigate these risks through contractual terms negotiated with our customers. However, these policies and protective contractual terms may not be adequate against product liability claims and in the past we have been subject to certain lawsuits asserting, among other allegations, claims of product liability. A successful claim brought against us, or any claim or product recall that results in negative publicity about us, could harm our competitive position, results of operations, and financial condition. Also, in the event that any of our products is defective, we may be required to recall or redesign those products.
We are dependent on technologies provided by third-party vendors, the loss of which could negatively and materially affect our ability to market, sell, or distribute our products.
Some of our products incorporate technologies owned by third parties that are licensed to us for use, modification, and distribution. For example, we entered into a reseller agreement with Kit Check, Inc. to offer Bluesight for Controlled Substances diversion prevention software to our customers. If we lose access to third-party technologies, such as our ability to distribute Bluesight for Controlled Substances, or we lose the ongoing rights to modify and distribute these technologies with our products, we will have to devote resources to independently develop, maintain, and support the technologies ourselves, pay increased license costs, or transition to another vendor. Any independent development, maintenance, or support of these technologies by us or the transition to alternative technologies could be costly, time consuming, and could delay our product releases and upgrade schedules. These factors could negatively and materially affect our ability to market, sell, or distribute our products.
Risks Related to Ownership of our Common Stock
The market price of our common stock may continue to be highly volatile.
Our common stock traded between $54.24 and $125.00 per share during the year ended December 31, 2020. The market price of our common stock has been and may continue to be highly volatile in response to various factors, many of which are beyond our control, including:
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
•mergers, acquisitions, combinations, and other significant transactions involving us or our competitors;
•level of demand for our common stock, and actions by stockholders or short sellers of our common stock;
•epidemics, pandemics, or other major public health crises, such as the ongoing COVID-19 pandemic; or
•general economic and market conditions.
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
In addition, stockholders have initiated class action lawsuits against companies following periods of volatility in the market prices of these companies’ stock. For example, in July 2019, a putative class action lawsuit was filed against Omnicell and certain of our officers alleging that the defendants violated federal securities laws by making certain materially false and misleading statements. While this action was concluded in December 2019 following the lead plaintiff's voluntary dismissal as to all defendants, we may in the future be subject to other class action lawsuits, especially following periods of volatility in our stock price.
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
If we are unable to raise additional funds through equity or debt financing when needed, our ability to market, sell, or distribute our products may be negatively impacted and could harm our business, financial condition, and results of operations.
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
In addition, our bylaws also establish the Delaware Court of Chancery as the exclusive forum for certain legal actions, including certain stockholder disputes, and establish the federal district courts of the United States of America as the exclusive forum for any action asserting a cause of action arising under the Securities Act of 1933, as amended, which exclusive forum provisions may limit the ability of our stockholders to bring a claim in a judicial forum that such stockholders find favorable for disputes with us or our directors, officers, or other employees.

Risk Factors Related to our Notes
Conversion of the Notes may dilute the ownership interest of our stockholders, depress the price of our common stock or, if the conditional conversion feature of the Notes is triggered, adversely affect our financial condition and operating results.
The Notes are convertible at the option of the holders on or after May 15, 2025 and, in certain circumstances, prior to May 15, 2025. The initial conversion rate for the Notes is 10.2751 shares of our common stock per $1,000 principal amount of Notes, subject to adjustment under certain circumstances in accordance with the terms of the Indenture. The conversion of some or all of the Notes may dilute the ownership interests of our stockholders. Upon conversion of the Notes, we have the option to pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock. If we elect to settle our conversion obligation in shares of our common stock or a combination of cash and shares of our common stock, any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Notes may encourage short selling of our common stock by market participants because the conversion of the Notes could be used to satisfy short positions, or the anticipated conversion of the Notes into shares of our common stock could depress the price of our common stock.
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
Under Accounting Standards Codification ("ASC") 470-20, Debt with Conversion and Other Options, an entity must separately account for the liability and equity components of convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet at issuance, and the value of the equity component is treated as a discount for purposes of accounting for the debt component of the Notes. As a result, we are required to record a greater amount of non-cash interest expense as a result of the amortization of the discounted carrying value of the Notes to their face amount over the term of the Notes. We report larger net losses or lower net income in our financial results because ASC 470-20 requires interest to include both the amortization of the debt discount and the instrument’s coupon interest rate, which could adversely affect our reported or future financial results.
In addition, under certain circumstances, convertible debt instruments (such as the Notes) that may be settled entirely or partly in cash may be accounted for utilizing the treasury stock method for earnings per share purposes, the effect of which is that the shares issuable upon conversion of the Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the Notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot assure you that we will be eligible, or will continue to be eligible, to account for the Notes using the treasury stock method.
In August 2020, the FASB published an Accounting Standards Update ("ASU") 2020-06, which amends these accounting standards by reducing the number of accounting models for convertible instruments and limiting instances of separate accounting for the debt and equity or a derivative component of the convertible debt instruments. ASU 2020-06 also will no longer allow the use of the treasury stock method for convertible instruments and instead require application of the “if- converted” method. Under that method, diluted earnings per share will generally be calculated assuming that all of the Notes were converted solely into shares of common stock at the beginning of the reporting period, unless the result would be anti-dilutive, which could adversely affect our diluted earnings per share. These amendments will be effective for public companies for fiscal years beginning after December 15, 2021, with early adoption permitted, but no earlier than fiscal years beginning after December 15, 2020. The adoption of these amendments would have a material impact on our accounting for the Notes, which may impact our reported financial results.
The convertible note hedge and warrant transactions may affect the value of our common stock.
In connection with the offering of the Notes, we entered into convertible note hedge transactions with an affiliate of one of the initial purchasers of the Notes and certain other financial institutions (the “option counterparties”). We also entered into warrant transactions with the option counterparties. The convertible note hedge transactions are expected generally to reduce the potential dilution to our common stock upon any conversion of Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be. However, the warrant transactions could separately have a dilutive effect on our common stock to the extent that the market price per share of our common stock exceeds the strike price of the warrants. In addition, the option counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the Notes (and are likely to do so in connection with any conversion of the Notes or redemption or repurchase of the Notes), which could cause or avoid an increase or a decrease in the market price of our common stock.
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
We are subject to taxes in the United States and foreign jurisdictions. Our future effective tax rates could be affected by several factors, many of which are outside of our control, including: changes in the mix of earnings with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in federal, state, and international tax laws or their interpretation, adjustments to income tax expense upon the finalization of tax returns, changes in tax attributes, or changes in accounting principles. We regularly assess the likelihood of adverse outcomes to determine the adequacy of our provision for taxes. We are also subject to examination of our income tax returns by the Internal Revenue Service and other tax authorities. There can be no assurance that the outcomes from these examinations will not materially adversely affect our financial condition and operating results. Forecasting our estimated annual effective tax rate is complex and subject to uncertainty, and there may be a material difference between the forecasted and the accrued effective tax rates, especially due to the volatility and uncertainty of global economic conditions resulting from the COVID-19 pandemic. Any increase in our effective tax rate would reduce our profitability.
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
Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the United States Securities and Exchange Commission (“SEC”) require annual management assessments of the effectiveness of our internal control over financial reporting, and a report by our independent registered public accounting firm attesting to the effectiveness of internal control. If we fail to maintain effective internal control over financial reporting, as such standards are modified, supplemented, or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
There are currently no unresolved issues with respect to any SEC staff’s written comments.
ITEM 2.    PROPERTIES
Our headquarters are located in a leased facility in Mountain View, California. The following is a list of our material leased facilities and their primary functions:

Site	Major Activity	Approximate Square Footage
St. Petersburg, Florida	Administration, marketing, research and development, sales, and manufacturing	167,700
Cranberry Township, Pennsylvania	Administration, marketing, research and development, sales, technical support, and training	119,400
Warrendale, Pennsylvania	Manufacturing and administration	107,400
Mountain View, California	Administration, marketing, and research and development	99,900
Raleigh, North Carolina	Administration, sales, marketing, and research and development	65,700
Irlam, United Kingdom	Administration, sales, marketing, and distribution center	61,000
Milpitas, California	Manufacturing	46,300
Waukegan, Illinois	Technical services, support, training, and repair center	38,500
Plano, Texas	Administration, sales, marketing, and research and development	23,500
Bochum, Germany	Administration, sales, marketing, distribution, and manufacturing center	19,000
We also have smaller rented facilities in Strongsville, Ohio; Germany; France; Italy; the People’s Republic of China; the United Arab Emirates; Australia; and the United Kingdom.
We believe that these facilities are sufficient for our current operational needs and that suitable additional space will be available on commercially reasonable terms to accommodate expansion of our operations, if necessary.
For additional information regarding our obligations pursuant to operating leases, refer to Note 12, Lessee Leases, of the Notes to Consolidated Financial Statements in this annual report on Form 10-K.
ITEM 3.    LEGAL PROCEEDINGS
Refer to the information set forth under “Legal Proceedings” in Note 13, Commitments and Contingencies, of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for Our Common Stock
Our common stock is traded on the NASDAQ Global Select Market under the symbol “OMCL.”
Stockholders
There were 81 registered stockholders of record as of February 17, 2021. A substantially greater number of stockholders are beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.
Dividend Policy
We have never declared or paid any cash dividends on our common stock. We currently expect to retain any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.
Performance Graph
The following graph compares total stockholder returns for Omnicell’s common stock for the past five years to three indexes: the NASDAQ Composite Index, the NASDAQ Health Care Index, and the NASDAQ Health Services Index. The graph assumes $100 was invested in each of Omnicell’s common stock, the NASDAQ Composite Index, the NASDAQ Health Care Index, and the NASDAQ Health Services Index as of the market close on December 31, 2015. The total return for Omnicell’s common stock and for each index assumes the reinvestment of all dividends, although cash dividends have never been declared on Omnicell’s common stock, and is based on the returns of the component companies weighted according to their capitalization as of the end of each annual period.
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

$400
$350
$300
$250
$200
$150
$100
$50
12/15
12/16
12/17
12/18
12/19
12/20
Omnicell, Inc.
NASDAQ Composite
NASDAQ Health Care
NASDAQ Health Services

_________________________________________________
(1)$100 invested on December 31, 2015 in stock or index, including reinvestment of dividends.
(2)This section is not deemed “soliciting material” or to be “filed” with the SEC and is not to be incorporated by reference into any filing of Omnicell, Inc. under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

	Year Ended December 31,
	2015	2016	2017	2018	2019	2020
Omnicell, Inc.	$100.00	$109.07	$156.05	$197.04	$262.93	$386.16
NASDAQ Composite	100.00	108.87	141.13	137.12	187.44	271.64
NASDAQ Health Care	100.00	83.07	104.46	102.81	124.72	156.88
NASDAQ Health Services	100.00	78.91	90.89	108.53	151.08	242.42
Stock Repurchase Program
On September 17, 2020, the Board of Directors authorized a one-time stock repurchase transaction providing for the repurchase of up to $75.0 million of our common stock in privately negotiated transactions concurrently with the issuance of the convertible senior notes, described in Note 10, Convertible Senior Notes, of the Notes to Consolidated Financial Statements in this annual report on Form 10-K. In September 2020, we repurchased 749,300 shares of our common stock from purchasers of the convertible senior notes in the offering in privately negotiated transactions effected through one of the initial purchasers or its affiliate at an average price of $70.78 per share for an aggregate purchase price of approximately $53.0 million. There will be no further repurchases under this one-time authorization. There were no other repurchases of our outstanding common stock during the year ended December 31, 2020, including under our current stock repurchase programs. Refer to Note 15, Stock Repurchase Program, of the Notes to Consolidated Financial Statements in this annual report on Form 10-K for additional information.
Equity Offerings
For the year ended December 31, 2020, we did not sell any of our common stock under our Distribution Agreement. Refer to Note 16, Equity Offerings, of the Notes to Consolidated Financial Statements in this annual report on Form 10-K for additional information.
ITEM 6.    SELECTED FINANCIAL DATA
The following selected consolidated financial data is derived from our Consolidated Financial Statements. This data should be read in conjunction with our Consolidated Financial Statements and related Notes included in this annual report on Form 10-K and with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations. Historical results may not be indicative of future results.

	Year Ended December 31,
	2020 (1)	2019	2018	2017 (2) (4)	2016 (3) (4)

	(In thousands, except per share amounts)
Consolidated Statements of Operations Data
Total revenues	$892,208	$897,027	$787,309	$712,714	$695,908
Gross profit	413,292	436,912	372,330	318,637	317,085
Income from operations	35,526	78,352	44,392	11,145	21,405
Net income	$32,194	$61,338	$37,729	$30,518	$9,756
Net income per share:
Basic	$0.76	$1.48	$0.96	$0.81	$0.27
Diluted	$0.74	$1.43	$0.93	$0.79	$0.26
Shares Used in Per Share Calculations
Basic	42,583	41,462	39,242	37,483	36,156
Diluted	43,743	42,943	40,559	38,712	36,864

	December 31,
	2020 (1)	2019	2018	2017 (2) (4)	2016 (3) (4)

	(In thousands)
Consolidated Balance Sheet Data
Total assets	$1,824,504	$1,240,810	$1,081,242	$1,016,362	$966,884
Long-term debt (5)	467,201	50,000	135,417	194,917	245,731
Total liabilities	857,001	395,556	401,625	462,021	508,048
Total stockholders’ equity	$967,503	$845,254	$679,617	$554,341	$458,836
__________________________________________________
(1)    Includes 340B Link Business financial results as of October 2020, the acquisition date.
(2)    Includes InPharmics financial results as of April 2017, the acquisition date.
(3)    Includes Aesynt and Ateb financial results as of the acquisition dates of January 2016 and December 2016, respectively.
(4)    As adjusted for full retrospective adoption of Accounting Standards Codification 606, Revenue from Contracts with Customers.
(5)    Consists of the revolving credit facility and convertible senior notes, net.
ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related Notes in this annual report on Form 10-K. This may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under

Item 1A “Risk Factors” and elsewhere in this annual report on Form 10-K. Unless otherwise stated, references in this report to particular years or quarters refer to our fiscal year and the associated quarters of those fiscal years.
We have elected to omit discussion of the earliest of the three years covered by the Consolidated Financial Statements presented. Such omitted discussion can be found under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, located in our annual report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on February 26, 2020, for reference to discussion of the fiscal year ended December 31, 2018, the earliest of the three fiscal years presented.
OVERVIEW
Our Business
We are a leader in transforming the pharmacy care delivery model. Our medication management automation solutions and adherence tools empower healthcare systems and pharmacies to focus on clinical care, rather than administrative tasks. Our solutions support the vision of a fully autonomous pharmacy, a roadmap designed to improve operational efficiencies through a fully automated, medication management infrastructure. Our vision is to transform the pharmacy care delivery model through automation designed to replace manual, error-prone processes, combined with a single, cloud-based platform and advanced services offerings. We believe our connected devices, products, and solutions will help our customers harness the power of data and analytics, and deliver improved patient outcomes.
Over 7,000 facilities worldwide use our automation and analytics solutions which are designed to improve pharmacy workflows, increase operational efficiency, reduce medication errors, deliver actionable intelligence, and improve patient safety. More than 50,000 institutional and retail pharmacies across North America and the United Kingdom leverage our innovative medication adherence and population health solutions to improve patient engagement, and adherence to prescriptions and vaccine scheduling, helping to reduce costly hospital readmissions. We sell our product and consumable solutions together with related service offerings. Revenues generated in the United States represented 89% of our total revenues for the year ended December 31, 2020.
Over the past several years, our business has expanded from a single-point solution to a platform of products and services that will help to further advance the vision of the autonomous pharmacy. This has resulted in larger deal sizes across multiple products, services, and implementations for customers and, we believe, more comprehensive, valuable, and enduring relationships.
We utilize product bookings as an indicator of the success of our business. Product bookings generally consist of all firm orders other than for technical services and other less significant items, as evidenced generally by a non-cancelable contract and purchase order for equipment and software products, and by a purchase order for consumables. The majority of connected devices and software license product bookings are installable within twelve months of booking, and are recorded as revenue upon customer acceptance of the installation or receipt of goods. Revenues from software-as-a-service (“SaaS”), subscription software, and technology-enabled services product bookings are recorded over the contractual term. Product bookings increased by 23%, from $813 million in 2019 to $1.002 billion in 2020, driven by the success of our growth strategies in our comprehensive platform and differentiated products, as well as expanding our customer portfolio.
In addition to product solution sales, we provide services to our customers. We provide installation planning and consulting as part of most product sales which is generally included in the initial price of the solution. To help assure the maximum availability of our systems, our customers typically purchase maintenance and support contracts in increments of one to five years. As a result of the growth of our installed base of customers and expanded service offerings, our service revenues have also grown.

The following table summarizes each revenue category:

Revenue Category	Revenue Type (1)	Income Statement Classification	Included in Product Bookings
Connected devices, software licenses, and other	High visibility/ Nonrecurring	Product	Yes (2)
Technical services	High visibility/ Recurring	Service	No
Consumables	High visibility/ Recurring	Product	Yes
SaaS, subscription software, and technology-enabled services	High visibility/ Recurring	Service	Yes
_________________________________________________
(1)     All revenue types are highly visible from long-term, sole-source agreements, backlog, or the recurring nature of the revenue stream.
(2)     Freight revenue and certain other insignificant revenue streams are not included in product bookings.
Our full-time headcount of approximately 2,860 on December 31, 2020, an increase of approximately 160 from December 31, 2019, reflects our efforts to grow our operations, while driving profitability and optimizing resource allocation.
Operating Segments
We manage our operations as a single segment for the purposes of assessing performance and making operating decisions. Our Chief Operating Decision Maker ("CODM") is our Chief Executive Officer. The CODM allocates resources and evaluates the performance of Omnicell at the consolidated level using information about our revenues, gross profit, income from operations, and other key financial data. All significant operating decisions are based upon an analysis of Omnicell as one operating segment, which is the same as our reporting segment.
Strategy
We are committed to being the care provider’s most trusted partner and executing on the vision of the autonomous pharmacy by delivering automation, intelligence, and advanced services, powered by a single, cloud-based platform. We believe there are significant challenges in pharmacy practice including, but not limited to, medication errors, drug shortages, medication loss due to drug diversion, significant medication waste and expiration costs, a high level of manual steps in the medication management automation process, complexity around compliance requirements, high pharmacy employee turnover rates, hospitalizations from adverse drug events in outpatient settings, high variability in outcomes, and limited inventory visibility. We believe that these significant challenges in pharmacy practice drive the demand for increased digitization and virtualization, and that our solutions enable this and represent large opportunities in four market categories:
•Point of Care. As a market leader, we expect to continue expansion of this product category as customers increase use of our dispensing systems in more areas within their hospitals. In addition, we are early in the replacement, upgrade, and expansion cycle of our XT Series automated dispensing systems which we believe is a significant market opportunity and we expect to continue to focus on further penetrating markets through competitive conversions. We believe our current portfolio within the Point of Care market and new innovation and services will continue to drive improved outcomes and lower costs for our customers.
•Central Pharmacy. This market represents the beginning of the medication management process in acute care settings, and, we believe, the next big automation opportunity to replace manual and repetitive processes which are common in the pharmacy today. Manual processes are prone to significant errors, and products such as IVX Workflow, our IV sterile compounding solutions, and the XR2 Automated Central Pharmacy system automate these manual processes and are designed to reduce the risk of error for our healthcare partners. We believe new products and innovations, including Omnicell One, in the Central Pharmacy market create opportunities to replace prior generation Central Pharmacy robotics and carousels. The Central Pharmacy also represents an opportunity to provide technology-enabled services designed to reduce the administrative burden on the pharmacy and allow clinicians to operate at the top of their license.
•340B Software-Enabled Services. This market is targeted to covered entities participating in Section 340B of the Public Health Services Act. The act requires pharmaceutical manufacturers participating in Medicaid to sell outpatient drugs at discounted prices to health care organizations that care for many uninsured and low-income patients and results in a complex compliance environment. We believe that there are significant opportunities for health systems to improve participation benefits and maximize program savings through software-enabled services and solutions. Our Omnicell 340B platform of technology-enabled services includes split billing software, contract pharmacy administration, specialty contract pharmacy administration, and drug discount access solutions.
•Retail, Institutional, and Payer. We believe the Retail, Institutional, and Payer market represents a large opportunity as the majority of drugs are distributed in the non-acute sector. New technology and updated state board regulations are leading to innovation at traditional retail providers, which, combined with the move to value-based care, we believe will incentivize the market to adopt solutions to help providers and payers engage patients in new ways that lower the total cost of care. We believe adoption of our EnlivenHealth (formerly Population Health Solutions) portfolio of software products and services, along with medication adherence packaging, will increase adherence performance rates, increase prescription volume for our customers, and reduce hospital and emergency room visits due to improved adherence. As retail pharmacies play an increasingly vital role in population health following the onset of the COVID-19 pandemic, EnlivenHealth has extended solutions to assist with vaccination programs, testing protocols, and patient engagement efforts. There are three main areas of focus:
◦CareScheduler is an exclusive digital solution that automates the scheduling, reporting, and patient outreach for administering the COVID-19 vaccine and other vaccines and testing procedures.
◦Medication Synchronization is an appointment-based solution that aligns a patient's medications to a single refill date, designed to improve medication adherence and reduce hospital readmissions.
◦Medication Therapy Management is a platform that offers intuitive workflow with high-level decision support for efficiently completing CMS-compliant Comprehensive Medication Reviews using pharmacy claims data.
We believe our technology, services, and solutions within these market categories position us well to address the needs of retail, acute, and post-acute pharmacy providers.
COVID-19 Update
Keeping in mind our role in the healthcare industry, we are continuing to closely monitor the COVID-19 pandemic. As a result of the COVID-19 pandemic, health systems have faced financial pressures which we believe led our customers to delay or defer purchasing decisions and/or implementation of our solutions during the first half of 2020. However, starting in the third quarter of 2020, we began to see our customers returning to pre-pandemic purchasing patterns consistent with long-term strategic investments. We believe that the challenges that our customers have faced during the COVID-19 pandemic, including the need for robust visibility throughout their pharmacy supply chains, have increased the strategic relevance of our products and services. Though we expect to continue to face challenges and opportunities brought on by the COVID-19 pandemic, we remain confident in the overall health of our business and in our ability to navigate through these unusual times.
Acquisitions
On October 1, 2020, we completed the acquisition of the 340B Link business (the “340B Link Business”) of Pharmaceutical Strategies Group, LLC pursuant to the terms and conditions of the Equity Purchase Agreement, dated August 11, 2020, as amended, by and among the Company, PSGH, LLC, BW Apothecary Holdings, LLC, the sellers identified therein and the seller’s representative for total cash consideration of $225.0 million. The acquisition adds a comprehensive and differentiated suite of software-enabled services and solutions used by certain eligible hospitals, health systems, clinics, and entities to manage compliance and capture 340B drug cost savings on outpatient prescriptions filled through the eligible entity’s pharmacy or a contracted pharmacy partner. The results of the operations of the 340B Link Business have been included in our consolidated results of operations beginning October 1, 2020.
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
Parties to the contract have approved the contract (in writing, orally, or in accordance with other customary business practices) and are committed to perform their respective obligations. A majority of our contracts are evidenced by a non-cancelable written agreement. Contracts for consumable products are generally evidenced by an order placed via phone or a purchase order.
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
The contract has commercial substance (that is the risk, timing, or amount of the entity’s future cash flows is expected to change as a result of the contract). Our agreements are an exchange of cash for a combination of products and services which result in changes in the amount of our future cash flows.
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
Allowance for Credit Losses
We are exposed to credit losses primarily through sales of our products and services, as well as our sales-type leasing arrangements. We perform credit evaluations of our customers’ financial condition in order to assess each customer’s ability to pay. These evaluations require significant judgment and are based on a variety of factors including, but not limited to, current economic trends, payment history, and a financial review of the customer. We continue to monitor customers’ creditworthiness on an ongoing basis.
We maintain an allowance for credit losses for accounts receivable, unbilled receivables, and net investment in sales-type leases based on expected credit losses resulting from the inability of our customers to make required payments. The allowance for credit losses is measured using a loss rate method, considering factors such as customers’ credit risk, historical loss experience, current conditions, and forecasts. The allowance for credit losses is measured on a collective (pool) basis by aggregating customer balances with similar risk characteristics. We also record a specific allowance based on an analysis of individual past due balances or customer-specific information, such as a decline in creditworthiness or bankruptcy. Actual collection losses may differ from management’s estimates, and such differences could be material to our financial position and results of operations.
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
Software Development Costs
We capitalize certain software development costs in accordance with Accounting Standards Codification ("ASC") 985-20, Costs of Software to Be Sold, Leased, or Marketed, under which those costs incurred subsequent to the establishment of technological feasibility may be capitalized and amortized over the estimated lives of the related products. We establish technological feasibility when we complete a detail program design or a working model. We amortize development costs over the estimated lives of the related products, which is generally five years. All development costs prior to the completion of a detail program design or a working model are recognized as research and development expense.
Lessee Leases
We determine if an arrangement is a lease at inception. Operating lease right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As most of our lease contracts do not provide an implicit rate, we use our incremental borrowing rate based on information available at the commencement date in determining the present value of the lease payments. Lease expense is recognized on a straight-line basis over the lease term. We do not recognize a right-of-use asset and a lease liability for leases with an initial term of 12 months or less. We elected the practical expedient to not separate lease components from nonlease components and applied that practical expedient to all material classes of leased assets.
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
Amounts allocated to assets and liabilities are based upon fair values. Such valuations require management to make significant estimates and assumptions, especially with respect to the identifiable intangible assets. Management makes estimates of fair value based upon assumptions believed to be reasonable and that of a market participant. These estimates are based on historical experience and information obtained from the management of the acquired companies and the estimates are inherently uncertain. The separately identifiable intangible assets generally include customer relationships, acquired technology, backlog, trade names, and non-compete agreements.

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
Intangible Assets
In connection with our acquisitions, we generally recognize assets for customer relationships, acquired technology, backlog, trade names, and non-compete agreements. Intangible assets are carried at cost less accumulated amortization. Such amortization is provided on a straight-line basis or on an accelerated basis based on a pattern of economic benefit that is expected to be obtained over the estimated useful lives of the respective assets, generally from one to 30 years. Amortization for acquired technology and backlog is recognized in cost of revenues, and amortization for customer relationships, trade names, non-compete agreements, and patents is recognized in selling, general, and administrative expenses.
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
Convertible Debt
We account for convertible debt and related transactions in accordance with ASC 470-20, Debt with Conversion and Other Options, ASC 815, Derivatives and Hedging, and ASC 480, Distinguishing Liabilities from Equity. We evaluate convertible debt instruments and related transactions at inception to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for. Convertible debt instruments that may be settled in cash are separated into liability and equity components. The allocation to the liability component is based on the fair value of a similar instrument that does not contain an equity conversion option. Based on this debt-to-equity ratio, debt issuance costs are then allocated to the liability and equity components in a similar manner. The difference between the principal amount of the convertible debt instruments and the liability component, inclusive of issuance costs, represents the debt discount, which is amortized to interest expense over the term of instruments. The determination of the discount rate requires certain estimates and assumptions.
Convertible note hedge and warrant transactions associated with convertible debt instruments are accounted for as equity instruments, and are recorded in additional paid-in capital in the Consolidated Balance Sheets.
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
Forfeiture rates are estimated based on our historical experience with equity awards that were granted and forfeited prior to vesting. The valuation assumptions used in estimating the fair value of employee share-based awards may change in future periods.
Accounting for Income Taxes
We record an income tax provision for (benefit from) the anticipated tax consequences of the reported results of operations. In accordance with ASC 740, Income Taxes, the provision for (benefit from) income taxes is computed using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the periods in which those tax assets and liabilities are expected to be realized or settled. In the event that these tax rates change, we will incur a benefit or detriment on our income tax expense in the period of change. If we were to determine that all or part of the net deferred tax assets are not realizable in the future, we will record a valuation allowance that would be charged to earnings in the period such determination is made.
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
Recently Issued Authoritative Guidance
Refer to Note 1, Organization and Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in this annual report on Form 10-K for a description of recently issued accounting pronouncements, including the expected dates of adoption and estimated effects on our results of operations, financial position, and cash flows.
RESULTS OF OPERATIONS
Total Revenues

	Year Ended December 31,		Change in
	2020	2019	$	%

	(Dollars in thousands)
Product revenues	$636,031	$659,602	$(23,571)	(4)%
Percentage of total revenues	71%	74%
Services and other revenues	256,177	237,425	18,752	8%
Percentage of total revenues	29%	26%
Total revenues	$892,208	$897,027	$(4,819)	(1)%

Product revenues represented 71% and 74% of total revenues for the years ended December 31, 2020 and 2019, respectively. Product revenues decreased by $23.6 million, primarily due to the impact of the COVID-19 pandemic as health systems were focusing resources on COVID-19 essential activities during the second and third quarters of 2020.
Services and other revenues represented 29% and 26% of total revenues for the years ended December 31, 2020 and 2019, respectively. Services and other revenues include revenues from technical services, SaaS, subscription software, and technology-enabled services, and other services. Services and other revenues increased by $18.8 million, primarily due to revenues of $10.2 million from the newly-acquired 340B Link Business, as well as continued growth in our installed customer base.
Our international sales represented 11% and 10% of total revenues for the years ended December 31, 2020 and 2019, respectively, and are expected to be affected by foreign currency exchange rate fluctuations. We are unable to predict the extent to which revenues in future periods will be impacted by changes in foreign currency exchange rates.
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
The effects of the COVID-19 pandemic have had an adverse impact on our revenues for the year ended December 31, 2020. During the first half of 2020, we experienced delays in implementations and lower product bookings compared to management’s expectations prior to the COVID-19 outbreak. Starting in the third quarter of 2020, we began to see our customers returning to pre-pandemic purchasing patterns consistent with long-term strategic investments. Future developments with respect to the COVID-19 pandemic remain uncertain and may impact future periods.
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

	Year Ended December 31,		Change in
	2020	2019	$	%

	(Dollars in thousands)
Cost of revenues:
Cost of product revenues	$354,004	$344,914	$9,090	3%
As a percentage of related revenues	56%	52%
Cost of services and other revenues	124,912	115,201	9,711	8%
As a percentage of related revenues	49%	49%
Total cost of revenues	$478,916	$460,115	$18,801	4%
As a percentage of total revenues	54%	51%

Gross profit	$413,292	$436,912	$(23,620)	(5)%
Gross margin	46%	49%
Cost of revenues for the year ended December 31, 2020 compared to the year ended December 31, 2019 increased by $18.8 million, of which $9.1 million was attributed to the increase in cost of product revenues and $9.7 million was attributed to the increase in cost of services and other revenues.
The increase in cost of product revenues is reflective of investments made to drive the customer experience and support expected annual revenue levels which were impacted by the COVID-19 pandemic. While product revenues decreased by $23.6 million for the year ended December 31, 2020 compared to the year ended December 31, 2019, cost of product revenues increased by $9.1 million primarily due to certain fixed costs, such as labor and overhead. The increase in cost of product revenues was also driven by an increase of $4.1 million of amortization of capitalized software development costs for external use and an increase of $2.0 million in employee-related expenses related to restructuring initiatives, partially offset by cost-saving initiatives.
The increase in cost of services and other revenues was primarily driven by the increase in services and other revenues of $18.8 million, including incremental revenues from the newly-acquired 340B Link Business, for the year ended December 31, 2020 compared to the year ended December 31, 2019, as well as additional investments in our service business to support new product offerings, an increase of $1.4 million of amortization of capitalized software development costs for external use, and an increase of $0.6 million in employee-related expenses related to restructuring initiatives.
The overall decrease in gross margin primarily relates to lower revenues during the year ended December 31, 2020 due to the impact of the COVID-19 pandemic, employee-related expenses related to restructuring initiatives, and additional investments in our business, including increased amortization of capitalized software development costs for external use, partially offset by lower costs associated with cost-saving initiatives. Our gross profit for the year ended December 31, 2020 was $413.3 million compared to $436.9 million for the year ended December 31, 2019.
The effects of the COVID-19 pandemic have had an adverse impact on our cost of revenues and gross margins for the year ended December 31, 2020. Future developments with respect to the COVID-19 pandemic remain uncertain and may impact future periods.
Operating Expenses and Interest and Other Income (Expense), Net

	Year Ended December 31,		Change in
	2020	2019	$	%

	(Dollars in thousands)
Operating expenses:
Research and development	$70,161	$68,644	$1,517	2%
As a percentage of total revenues	8%	8%
Selling, general, and administrative	307,605	289,916	17,689	6%
As a percentage of total revenues	34%	32%
Total operating expenses	$377,766	$358,560	$19,206	5%
As a percentage of total revenues	42%	40%

Interest and other income (expense), net	$(6,177)	$(4,419)	$(1,758)	40%
Research and Development. Research and development expenses increased by $1.5 million for the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase was primarily attributed to an increase of $3.7 million in employee-related expenses related to restructuring initiatives as well as timing of projects, partially offset by lower consulting expenses and reduced travel costs.
Selling, General, and Administrative. Selling, general, and administrative expenses increased $17.7 million for the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily due to overall growth of operations and increase in overall headcount. The increase was primarily due to an increase of $26.1 million in employee-related expenses primarily related to increased headcount, including the incremental headcount from the 340B Link Business acquisition, an increase of $3.7 million in employee-related expenses related to restructuring initiatives, and an increase of $6.5 million in acquisition-related expenses, partially offset by approximately $18.2 million of certain cost savings, including reduced travel, meetings, trade shows, and commission expenses.
In response to the COVID-19 pandemic, we implemented cost reduction initiatives in all aspects of our business and remain mindful of the uncertainty related to the pandemic.
Interest and Other Income (Expense), Net. Interest and other income (expense), net, changed by $1.8 million for the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily driven by a $1.6 million increase in other expenses. The increase in other expenses is primarily due to $5.1 million of amortization of discount and interest expense incurred on our convertible senior notes issued in September 2020, partially offset by a decrease of $3.1 million in interest expense on our credit facilities as a result of a lower outstanding balances during the year ended December 31, 2020 as compared to the year ended December 31, 2019, as well as favorable foreign currency fluctuations during the period.

Provision for (Benefit from) Income Taxes

	Year Ended December 31,		Change in
	2020	2019	$	%

	(Dollars in thousands)
Provision for (benefit from) income taxes	$(2,845)	$12,595	$(15,440)	(123)%
Effective tax rate on earnings	(10)%	17%
We recorded a benefit for income taxes of $2.8 million and had a negative effective tax rate of 10% for the year ended December 31, 2020 compared to an income tax expense of $12.6 million and an effective tax rate of 17% for the year ended December 31, 2019. The 2020 annual effective tax rate differed from the statutory tax rate of 21%, and resulted in a decrease as compared to the 2019 annual effective tax rate, primarily due to a favorable impact of the excess tax benefit from equity-based compensation and research and development credits, partially offset by an unfavorable impact from non-deductible compensation and equity charges.
Refer to Note 17, Income Taxes, of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K for more details.
LIQUIDITY AND CAPITAL RESOURCES
We had cash and cash equivalents of $485.9 million at December 31, 2020, compared to $127.2 million at December 31, 2019. All of our cash and cash equivalents are invested in bank accounts and money market funds held in sweep accounts with major financial institutions.
Our cash position and working capital at December 31, 2020 and 2019 were as follows:

	December 31,
	2020	2019

	(In thousands)
Cash	$485,928	$127,210
Working Capital	$552,991	$246,242
Our ratio of current assets to current liabilities was 3.0:1 at December 31, 2020 and 2.0:1 at December 31, 2019.
Sources of Cash
Credit Facilities
On January 5, 2016, we entered into a $400.0 million senior secured credit facility pursuant to a credit agreement with certain lenders, Wells Fargo Securities, LLC as sole lead arranger, and Wells Fargo Bank, National Association, as administrative agent (as subsequently amended as discussed below, the “Prior Credit Agreement”). The Prior Credit Agreement provided for a $200.0 million term loan facility (the “Prior Term Loan Facility”), and prior to the amendment discussed below, a $200.0 million revolving credit facility (the “Prior Revolving Credit Facility” and, together with the Prior Term Loan Facility, the “Prior Facilities”). In addition, the Prior Credit Agreement included a letter of credit sub-limit of up to $10.0 million and a swing line loan sub-limit of up to $10.0 million.
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

On September 22, 2020, the parties entered into an amendment (the “Amendment”) to the A&R Credit Agreement to, among other changes, permit the issuance of the convertible senior notes and the purchase of the convertible note hedge transactions described below, expand our flexibility to repurchase our common stock and make other restricted payments and replace the total net leverage covenant with a new secured net leverage covenant that requires us to maintain a consolidated secured net leverage ratio not to exceed 3.50:1 for the calendar quarters ending September 30, 2020, December 31, 2020, and March 31, 2021 and 3.00:1 for the calendar quarters ending thereafter.
As of December 31, 2020, there was no outstanding balance for the Current Revolving Credit Facility and we were in full compliance with all covenants. Refer to Note 9, Debt and Credit Agreements, of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K. We expect to use future loans under the Current Revolving Credit Facility, if any, for working capital, potential acquisitions, and other general corporate purposes.
Convertible Senior Notes
On September 25, 2020, we completed a private offering of $575.0 million aggregate principal amount of 0.25% convertible senior notes (the “Notes”), including the exercise in full of the initial purchasers’ option to purchase up to an additional $75.0 million principal amount of the Notes. We received proceeds from the issuance of the Notes of $559.7 million, net of $15.3 million of transaction fees and other debt issuance costs. The Notes bear interest at a rate of 0.25% per year, payable semiannually in arrears on March 15 and September 15 of each year, beginning on March 15, 2021. The Notes are general senior, unsecured obligations of the Company and will mature on September 15, 2025, unless earlier redeemed, repurchased, or converted. Refer to Note 10, Convertible Senior Notes, of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K.
We used approximately $49.3 million of the net proceeds from the offering to pay the cost of the convertible note hedge transactions (partially offset by proceeds to the Company from the sale of the warrant transactions), approximately $53.0 million of the net proceeds to repurchase shares of our common stock from purchasers of the Notes, $150.0 million of the net proceeds to pay down outstanding borrowings under the Current Revolving Credit Facility, and $225.0 million for the acquisition of the 340B Link Business. We intend to use the remainder of the net proceeds from this offering for working capital and other general corporate purposes, which may include potential acquisitions, strategic transactions, and potential future repurchases of our common stock.
Distribution Agreement
On November 3, 2017, we entered into a Distribution Agreement (the “Distribution Agreement”) with J.P. Morgan Securities LLC, Wells Fargo Securities, LLC, and HSBC Securities (USA) Inc., as our sales agents, pursuant to which we may offer and sell from time to time through the sales agents up to $125.0 million maximum aggregate offering price of our common stock. Sales of the common stock pursuant to the Distribution Agreement may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, including sales made directly on the Nasdaq Stock Market, or sales made to or through a market maker other than on an exchange. The registration statement under which the shares that could have been sold pursuant to the Distribution Agreement expired on November 3, 2020 and, accordingly, no additional sales will be made pursuant to the Distribution Agreement.
For the year ended December 31, 2019, we received gross proceeds of $38.5 million from sales of our common stock under the Distribution Agreement and incurred issuance costs of $0.7 million on sales of approximately 460,000 shares of our common stock at an average price of approximately $83.81 per share.
For the year ended December 31, 2020, we did not sell any of our common stock under the Distribution Agreement.
Uses of Cash
Our future uses of cash are expected to be primarily for working capital, capital expenditures, and other contractual obligations. We also expect a continued use of cash for potential acquisitions and acquisition-related activities, as well as repurchases of our common stock.
Our stock repurchase programs have a total of $54.9 million remaining for future repurchases as of December 31, 2020, which may result in additional use of cash. Refer to Note 15, Stock Repurchase Program, of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K. In September 2020, we repurchased 749,300 shares of our common stock from purchasers of the Notes in the offering in privately negotiated transactions effected through one of the initial purchasers or its affiliate at an average price of $70.78 per share for an aggregate purchase price of approximately $53.0 million. The repurchases were made concurrently with the issuance of the Notes. The repurchases were separately authorized by the Board of Directors, and did not impact the total remaining for future purchases under the previously authorized stock purchase programs. There were no stock repurchases during the years ended December 31, 2020 and 2019 including under our stock repurchase programs, other than the separately-authorized one-time stock repurchase concurrent with the offering of the Notes in September 2020.
Based on our current business plan and product backlog, we believe that our existing cash and cash equivalents, our anticipated cash flows from operations, cash generated from the exercise of employee stock options and purchases under our employee stock purchase plan, along with the availability of funds under the Current Revolving Credit Facility will be sufficient to meet our cash needs for working capital, capital expenditures, potential acquisitions, and other contractual obligations for at least the next twelve months. For periods beyond the next twelve months, we also anticipate that our net operating cash flows plus existing balances of cash and cash equivalents will suffice to fund the continued growth of our business.
We believe that our current financial position and resources will allow us to manage the anticipated impact of the COVID-19 pandemic on our business for the foreseeable future, including any potential changes in timing of revenue recognition or potential extensions in customer payments. However, the future impact of COVID-19 cannot be predicted with certainty and may increase our borrowing costs and other costs of capital and otherwise adversely affect our business, results of operations, financial condition, and liquidity.
Cash Flows
The following table summarizes, for the periods indicated, selected items in our Consolidated Statements of Cash Flows:

	Year Ended December 31,
	2020	2019

	(In thousands)
Net cash provided by (used in):
Operating activities	$185,870	$145,008
Investing activities	(279,866)	(61,664)
Financing activities	456,269	(23,479)
Effect of exchange rate changes on cash and cash equivalents	437	153
Net increase in cash and cash equivalents	$362,710	$60,018
Operating Activities
We expect cash from our operating activities to fluctuate in future periods as a result of a number of factors, including the timing of our billings and collections, our operating results, and the timing of other liability payments.
Net cash provided by operating activities was $185.9 million for 2020, primarily consisting of net income of $32.2 million adjusted for non-cash items of $116.4 million and changes in assets and liabilities of $37.3 million. The non-cash items primarily consisted of depreciation and amortization expense of $61.1 million, share-based compensation expense of $44.7 million, amortization of operating lease right-of-use assets of $10.5 million, amortization of debt issuance costs of $1.6 million, amortization of discount on convertible senior notes of $4.8 million, and a change in deferred income taxes of $6.5 million. Changes in assets and liabilities include cash inflows from (i) a decrease in accounts receivable and unbilled receivables of $36.8 million primarily due to higher collections in the fourth quarter of 2020, (ii) a decrease in inventories of $12.4 million primarily due to timing of shipments and a focus on supply chain efficiencies, (iii) an increase in accrued compensation of $11.6 million primarily due to an increase in accrued commissions, as well as timing of payroll, (iv) an increase in deferred revenues of $7.6 million primarily due to the timing of shipments in order to meet customers’ implementation schedules and recognition of revenues for products requiring installation, (v) an increase in other long-term liabilities of $7.5 million primarily due to the deferral of certain payroll taxes related to the CARES Act, and (vi) an increase in accrued liabilities of $4.4 million. These cash inflows were partially offset by (i) a decrease in operating lease liabilities of $9.5 million, (ii) an increase in prepaid commissions of $8.1 million primarily due to an increase in bookings, (iii) an increase in other long-term assets of $7.7 million primarily due to an increase in unbilled receivables, (iv) an increase in other current assets of $6.4 million, (v) a decrease in accounts payables of $6.3 million primarily due to an overall decrease in spending, as well as timing of payments, (vi) an increase in investment in sales-type leases of $2.9 million, and (vii) an increase in prepaid expenses of $2.1 million.
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
Investing Activities
Net cash used in investing activities was $279.9 million for 2020, which consisted of $225.0 million consideration paid for the acquisition of the 340B Link Business, capital expenditures of $22.8 million for property and equipment, and $32.0 million for costs of software development for external use.
Net cash used in investing activities was $61.7 million for 2019, which consisted of capital expenditures of $15.9 million for property and equipment, and $45.8 million for costs of software development for external use.
Financing Activities
Net cash provided by financing activities was $456.3 million for 2020, primarily due to proceeds of $559.7 million from the issuance of the Notes, net of issuance costs, proceeds of approximately $51.3 million from the sale of warrants in connection with the issuance of the Notes, $150.0 million of proceeds under the Current Revolving Credit Facility, $54.3 million in proceeds from employee stock option exercises and employee stock plan purchases, and a net increase in the customer funds balances of $4.0 million, partially offset by repayments of $200.0 million under the Current Revolving Credit Facility, $100.6 million for the purchase of the convertible note hedge in connection with the issuance of the Notes, $53.0 million for repurchases of our stock, $8.7 million in employees’ taxes paid related to restricted stock unit vesting, and payments for debt issuance costs related to the Current Revolving Credit Facility of $0.6 million.
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

Contractual Obligations
Contractual obligations as of December 31, 2020 were as follows:

	Payments Due by Period
	Total	2021	2022 - 2023	2024 - 2025	2026 and thereafter

	(In thousands)
Operating leases (1)	$72,532	$15,290	$24,327	$15,493	$17,422
Purchase obligations (2)	72,751	69,893	2,338	479	41
Convertible senior notes (3)	582,148	1,398	2,875	577,875	—
Total (4)	$727,431	$86,581	$29,540	$593,847	$17,463
_________________________________________________
(1)Commitments under operating leases relate primarily to leased office buildings, data centers, office equipment, and vehicles. Refer to Note 12, Lessee Leases, of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K.
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
(3)We issued convertible senior notes in September 2020 that are due in September 2025. The obligations presented above include both principal and interest for these notes. Although these notes mature in 2025, they may be converted into cash and shares of our common stock prior to maturity if certain conditions are met. Any conversion prior to maturity can result in repayment of the principal amounts sooner than the scheduled repayment as indicated in the table above. Refer to Note 10, Convertible Senior Notes, of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K.
(4)Refer to Note 13, Commitments and Contingencies, of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K.
Off-Balance Sheet Arrangements
As of December 31, 2020, we had no off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) of the Exchange Act and the instructions thereto.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks related to fluctuations in foreign currency exchange rates and interest rates.
Foreign Currency Exchange Risk
We operate in foreign countries which expose us to market risk associated with foreign currency exchange rate fluctuations between the U.S. dollar and various foreign currencies, the most significant of which are the British Pound and the Euro. In order to manage foreign currency risk, at times we enter into foreign exchange forward contracts to mitigate risks associated with changes in spot exchange rates of mainly non-functional currency denominated assets or liabilities of our foreign subsidiaries. In general, the market risk related to these contracts is offset by corresponding gains and losses on the hedged transactions. By working only with major banks and closely monitoring current market conditions, we seek to limit the risk that counterparties to these contracts may be unable to perform. We do not enter into derivative contracts for trading purposes. As of December 31, 2020, we did not have any outstanding foreign exchange forward contracts.
Interest Rate Fluctuation Risk
We are exposed to interest rate risk through our borrowing activities. As of December 31, 2020, there was no outstanding balance under the A&R Credit Agreement, and the net carrying amount under our convertible senior notes was $467.2 million. Although our convertible senior notes are based on a fixed rate, changes in interest rates could impact the fair value of such notes. As of December 31, 2020, the fair market value of our convertible senior notes was $782.3 million. Refer to Note 10, Convertible Senior Notes, of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K.
We have used interest rate swap agreements to protect against adverse fluctuations in interest rates by reducing our exposure to variability in cash flows relating to interest payments on a portion of our outstanding debt. Our interest rate swaps, which were designated as cash flow hedges, involved the receipt of variable amounts from counterparties in exchange for us making fixed-rate payments over the life of the agreements. We do not hold or issue any derivative financial instruments for speculative trading purposes. As of December 31, 2020, we did not have any outstanding interest rate swap agreements. Our interest rate swap agreement matured during the second quarter of 2019.
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following tables presenting our unaudited quarterly results of operations should be read in conjunction with the Consolidated Financial Statements and related Notes included in Part IV, Item 15 of this annual report on Form 10-K and are incorporated by reference into this Item 8. We have prepared the unaudited information on the same basis as our audited Consolidated Financial Statements. Our operating results for any quarter are not necessarily indicative of results for any future quarters or for a full year.
SUPPLEMENTARY CONSOLIDATED FINANCIAL DATA (UNAUDITED)

	Quarter Ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020

	(In thousands, except per share data)
2020 Consolidated Statements of Operations Data
Total revenues	$249,202	$213,699	$199,621	$229,686
Gross profit	123,654	96,791	83,225	109,622
Income (loss) from operations	20,214	10,152	(6,991)	12,151
Net income (loss)	$16,377	$8,805	$(4,299)	$11,311
Net income (loss) per share:
Basic	$0.39	$0.21	$(0.10)	$0.27
Diluted	$0.37	$0.20	$(0.10)	$0.26

	Quarter Ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019

	(In thousands, except per share data)
2019 Consolidated Statements of Operations Data
Total revenues	$248,292	$228,805	$217,413	$202,517
Gross profit	123,603	112,147	104,045	97,117
Income from operations	22,182	24,646	18,763	12,761
Net income	$22,095	$19,983	$15,976	$3,284
Net income per share:
Basic	$0.53	$0.48	$0.39	$0.08
Diluted	$0.51	$0.46	$0.37	$0.08
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

Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2020 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 using the criteria for effective internal control over financial reporting as described in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organization of the Treadway Commission (2013 framework) (the COSO Criteria). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2020.
Deloitte & Touche LLP, an independent registered public accounting firm, has issued its attestation report on our internal control over financial reporting as of December 31, 2020, which is included in Part IV, Item 15 of this annual report on Form 10-K.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the year ended December 31, 2020.
ITEM 9B.    OTHER INFORMATION
None.

PART III
Certain information required by Part III is omitted from this annual report on Form 10-K because the registrant will file with the United States Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A in connection with the solicitation of proxies for Omnicell’s Annual Meeting of Stockholders expected to be held in May 2021 (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this annual report on Form 10-K, and certain information included therein is incorporated herein by reference.
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item with respect to directors and executive officers may be found under the heading “Information About Our Executive Officers” in Part I, Item 1 of this annual report on Form 10-K, and in the sections entitled “Board and Corporate Governance Matters—Election of Directors” and “Board and Corporate Governance Matters—Information about our Directors and Nominees” appearing in the Proxy Statement. Such information is incorporated herein by reference.
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
Our written Code of Conduct applies to all of our directors and employees, including executive officers, including without limitation our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Conduct is available on our website at www.omnicell.com under the hyperlink titled “Corporate Governance.” Changes to or waivers of the Code of Conduct will be disclosed on the same website. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any amendment to, or waiver of, any provision of the Code of Conduct by disclosing such information on the same website.
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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Omnicell, Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.
Change in Accounting Principle
Effective January 1, 2019, the Company changed its method of accounting for leases due to the adoption of ASC Topic 842, Leases.
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
The Company records write-downs for excess and slow-moving inventory based on the Company’s estimate of demand for its products, potential obsolescence of technology, product life cycles, and whether pricing trends or forecasts indicate that the carrying value of inventory exceeds its estimated selling price. These estimates require management judgment and are impacted by market and economic conditions, technology changes, and new product introductions. The Company's consolidated inventory balance is $96.3 million as of December 31, 2020.
We identified the inventory valuation as a critical audit matter because of the assumptions and judgments made by management to estimate the excess and slow-moving inventory, especially considering the presence of various inventory types and evolving product life cycles, which includes new product development. The analysis of inventory valuation required a high degree of auditor judgment when performing audit procedures to evaluate qualitative and quantitative factors considered and the reasonableness of the relevant management judgments.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures over the inventory valuation included the following, among others:
•We tested the effectiveness of controls over inventory for valuation.
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
•We evaluated the valuation of excess and obsolete inventory for understatement by making selections of individual inventory items and evaluating the appropriateness of the inventory valuation and management judgments based on relevant product specific information. These procedures also included certain inquiries of production planning and supply chain employees.
•We evaluated whether the excess and obsolete inventory may be understated by evaluating write-off activity of inventory subsequent to December 31, 2020.
Capitalized Software - Software Development Costs for External Use — Refer to Notes 1 and 6 to the financial statements
Critical Audit Matter Description
The Company capitalizes certain costs for software that is to be sold, leased, or otherwise marketed once technological feasibility has been established and amortizes these costs over the estimated lives of the related products. The determination of whether a project’s software development costs are capitalized or expensed could have a significant impact on the financial statements. The Company capitalized $32.0 million of software development costs in the year ended December 31, 2020 and had total external capitalized software development costs, net of accumulated amortization, of $94.0 million as of December 31, 2020.
We identified management’s determination of capitalized software development costs to be a critical audit matter. Evaluating the Company’s determination of the project and related software development activities to be capitalized under relevant accounting guidance, including the extent to which software development costs incurred were capitalized, required subjective auditor judgment.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures to assess the appropriateness of capitalized software development costs included the following, among others:
•We tested the effectiveness of management’s capitalized software development cost controls.
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
•For a sample of software development projects, we tested the timing of software development cost recognition as either a capitalized or an expensed development cost, depending on which stage of project development the cost was incurred. We also inquired of project managers and engineers regarding the date technological feasibility was reached and observed the new features developed in the working model.

/s/ DELOITTE & TOUCHE LLP
San Jose, California
February 24, 2021
We have served as the Company’s auditor since 2014.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Omnicell, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Omnicell, Inc. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 24, 2021, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s change in its method of accounting for leases in fiscal year 2019 due to the adoption of ASC Topic 842, Leases.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ DELOITTE & TOUCHE LLP

San Jose, California
February 24, 2021

OMNICELL, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019

	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$485,928	$127,210
Accounts receivable and unbilled receivables, net of allowances of $4,286 and $3,227, respectively	190,117	218,362
Inventories	96,298	108,011
Prepaid expenses	16,027	14,478
Other current assets	41,044	15,177
Total current assets	829,414	483,238
Property and equipment, net	59,073	54,246
Long-term investment in sales-type leases, net	22,156	19,750
Operating lease right-of-use assets	55,114	56,130
Goodwill	499,309	336,539
Intangible assets, net	168,211	124,867
Long-term deferred tax assets	15,019	14,142
Prepaid commissions	56,919	48,862
Other long-term assets	119,289	103,036
Total assets	$1,824,504	$1,240,810

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$40,309	$46,380
Accrued compensation	55,750	44,155
Accrued liabilities	80,311	55,567
Deferred revenues, net	100,053	90,894
Total current liabilities	276,423	236,996
Long-term deferred revenues	5,673	7,083
Long-term deferred tax liabilities	39,633	39,090
Long-term operating lease liabilities	48,897	50,669
Other long-term liabilities	19,174	11,718
Revolving credit facility	—	50,000
Convertible senior notes, net	467,201	—
Total liabilities	857,001	395,556
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value, 100,000 shares authorized; 52,677 and 51,277 shares issued; 42,783 and 42,132 shares outstanding, respectively	53	51
Treasury stock at cost, 9,894 and 9,145 shares outstanding, respectively	(238,109)	(185,074)
Additional paid-in capital	920,359	780,931
Retained earnings	290,722	258,792
Accumulated other comprehensive loss	(5,522)	(9,446)
Total stockholders’ equity	967,503	845,254
Total liabilities and stockholders’ equity	$1,824,504	$1,240,810
The accompanying notes are an integral part of these Consolidated Financial Statements.

OMNICELL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2020	2019	2018

	(In thousands, except per share data)
Revenues:
Product revenues	$636,031	$659,602	$569,595
Services and other revenues	256,177	237,425	217,714
Total revenues	892,208	897,027	787,309
Cost of revenues:
Cost of product revenues	354,004	344,914	312,360
Cost of services and other revenues	124,912	115,201	102,619
Total cost of revenues	478,916	460,115	414,979
Gross profit	413,292	436,912	372,330
Operating expenses:
Research and development	70,161	68,644	64,843
Selling, general, and administrative	307,605	289,916	263,095
Total operating expenses	377,766	358,560	327,938
Income from operations	35,526	78,352	44,392
Interest and other income (expense), net	(6,177)	(4,419)	(8,776)
Income before provision for income taxes	29,349	73,933	35,616
Provision for (benefit from) income taxes	(2,845)	12,595	(2,113)
Net income	$32,194	$61,338	$37,729
Net income per share:
Basic	$0.76	$1.48	$0.96
Diluted	$0.74	$1.43	$0.93
Weighted-average shares outstanding:
Basic	42,583	41,462	39,242
Diluted	43,743	42,943	40,559
The accompanying notes are an integral part of these Consolidated Financial Statements.

OMNICELL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2020	2019	2018

	(In thousands)
Net income	$32,194	$61,338	$37,729
Other comprehensive income (loss), net of reclassification adjustments:
Unrealized loss on interest rate swap contracts, net of tax	—	(420)	(421)
Foreign currency translation adjustments	3,924	1,828	(4,320)
Other comprehensive income (loss)	3,924	1,408	(4,741)
Comprehensive income	$36,118	$62,746	$32,988
The accompanying notes are an integral part of these Consolidated Financial Statements.

OMNICELL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
	Shares	Amount	Shares	Amount

	(In thousands)
Balances as of December 31, 2017	47,577	$48	(9,145)	$(185,074)	$585,755	$159,725	$(6,113)	$554,341
Net income	—	—	—	—	—	37,729	—	37,729
Other comprehensive loss	—	—	—	—	—	—	(4,741)	(4,741)
At the market equity offering, net of costs	557	1	—	—	39,566	—	—	39,567
Share-based compensation	—	—	—	—	28,885	—	—	28,885
Issuance of common stock under employee stock plans	1,346	1	—	—	30,610	—	—	30,611
Tax payments related to restricted stock units	—	—	—	—	(6,775)	—	—	(6,775)
Balances as of December 31, 2018	49,480	50	(9,145)	(185,074)	678,041	197,454	(10,854)	679,617
Net income	—	—	—	—	—	61,338	—	61,338
Other comprehensive income	—	—	—	—	—	—	1,408	1,408
At the market equity offering, net of costs	460	—	—	—	37,806	—	—	37,806
Share-based compensation	—	—	—	—	34,049	—	—	34,049
Issuance of common stock under employee stock plans	1,337	1	—	—	40,705	—	—	40,706
Tax payments related to restricted stock units	—	—	—	—	(9,670)	—	—	(9,670)
Balances as of December 31, 2019	51,277	51	(9,145)	(185,074)	780,931	258,792	(9,446)	845,254
Net income	—	—	—	—	—	32,194	—	32,194
Other comprehensive income	—	—	—	—	—	—	3,924	3,924
Share-based compensation	—	—	—	—	44,697	—	—	44,697
Issuance of common stock under employee stock plans	1,400	2	—	—	54,268	—	—	54,270
Tax payments related to restricted stock units	—	—	—	—	(8,738)	—	—	(8,738)
Stock repurchases	—	—	(749)	(53,035)	—	—	—	(53,035)
Equity component of convertible senior note issuance, net of issuance costs	—	—	—	—	97,830	—	—	97,830
Purchase of convertible note hedge	—	—	—	—	(100,625)	—	—	(100,625)
Sale of warrants	—	—	—	—	51,290	—	—	51,290
Tax benefits related to convertible senior notes and convertible note hedge	—	—	—	—	706	—	—	706
Cumulative effect of a change in accounting principle related to credit losses	—	—	—	—	—	(264)	—	(264)
Balances as of December 31, 2020	52,677	$53	(9,894)	$(238,109)	$920,359	$290,722	$(5,522)	$967,503
The accompanying notes are an integral part of these Consolidated Financial Statements.

OMNICELL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019	2018

	(In thousands)
Operating Activities
Net income	$32,194	$61,338	$37,729
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61,067	53,559	51,350
Loss on disposal of property and equipment	267	445	133
Share-based compensation expense	44,697	34,049	28,885
Deferred income taxes	(6,546)	(1,339)	(5,705)
Amortization of operating lease right-of-use assets	10,528	10,562	—
Amortization of debt issuance costs	1,597	2,204	2,292
Amortization of discount on convertible senior notes	4,766	—	—
Changes in operating assets and liabilities:
Accounts receivable and unbilled receivables	36,842	(21,540)	(6,192)
Inventories	12,359	(8,123)	(6,763)
Prepaid expenses	(2,081)	2,909	(308)
Other current assets	(6,408)	(2,010)	1,170
Investment in sales-type leases	(2,882)	(3,699)	(1,680)
Prepaid commissions	(8,057)	(2,719)	(4,711)
Other long-term assets	(7,675)	4,528	(7,077)
Accounts payable	(6,300)	7,893	(9,154)
Accrued compensation	11,595	2,495	14,419
Accrued liabilities	4,374	3,045	8,223
Deferred revenues	7,620	5,445	3,020
Operating lease liabilities	(9,543)	(10,040)	—
Other long-term liabilities	7,456	6,006	(1,665)
Net cash provided by operating activities	185,870	145,008	103,966
Investing Activities
Software development for external use	(32,024)	(45,770)	(30,677)
Purchases of property and equipment	(22,842)	(15,894)	(23,697)
Business acquisition	(225,000)	—	—
Net cash used in investing activities	(279,866)	(61,664)	(54,374)
Financing Activities
Proceeds from revolving credit facility	150,000	—	—
Repayment of debt and revolving credit facility	(200,000)	(90,000)	(77,000)
Payments for debt issuance costs for revolving credit facility	(550)	(2,321)	—
Proceeds from issuance of convertible senior notes, net of issuance costs	559,665	—	—
Purchase of convertible note hedge	(100,625)	—	—
Proceeds from sale of warrants	51,290	—	—
At the market equity offering, net of offering costs	—	37,806	39,567
Proceeds from issuances under stock-based compensation plans	54,270	40,706	30,611
Employees’ taxes paid related to restricted stock units	(8,738)	(9,670)	(6,775)
Stock repurchases	(53,035)	—	—
Change in customer funds, net	3,992	—	—
Net cash provided by (used in) financing activities	456,269	(23,479)	(13,597)
Effect of exchange rate changes on cash and cash equivalents	437	153	(1,227)
Net increase in cash, cash equivalents, and restricted cash	362,710	60,018	34,768
Cash, cash equivalents, and restricted cash at beginning of period	127,210	67,192	32,424
Cash, cash equivalents, and restricted cash at end of period	$489,920	$127,210	$67,192
The accompanying notes are an integral part of these Consolidated Financial Statements.

OMNICELL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Year Ended December 31,
	2020	2019	2018

	(In thousands)
Reconciliation of cash, cash equivalents, and restricted cash to the Consolidated Balance Sheets:
Cash and cash equivalents	$485,928	$127,210	$67,192
Restricted cash included in Other current assets	3,992	—	—
Cash, cash equivalents, and restricted cash at end of period	$489,920	$127,210	$67,192

Supplemental cash flow information
Cash paid for interest	$522	$3,582	$7,487
Cash paid for taxes, net of refunds	$10,343	$7,761	$3,489

Supplemental disclosure of non-cash activities
Unpaid purchases of property and equipment	$405	$913	$1,123
Transfers between inventory and property and equipment, net	$—	$1,552	$2,032
Transfers from prepaid expenses to property and equipment	$—	$3,313	$—
Balance transfer from term loan to revolving credit facility	$—	$80,000	$—
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
On October 1, 2020, the Company completed its acquisition of the 340B Link business (the “340B Link Business”) of Pharmaceutical Strategies Group, LLC. The Consolidated Financial Statements include the results of operations of this recently acquired company, commencing as of the acquisition date. The significant accounting policies of the acquired business have been aligned to conform to the accounting policies of Omnicell.
Reclassifications and Adjustments
Certain prior-year amounts have been reclassified to conform with current-period presentation. These reclassifications include (i) a change in the presentation of certain items in the disaggregation of revenues for the years ended December 31, 2020, 2019, and 2018 in Note 3, Revenues, and (ii) a change in the presentation of certain items in the reconciliation of the provision for (benefit from) income taxes for the years ended December 31, 2019 and 2018 in Note 17, Income Taxes. These changes were not deemed material and were included to conform with current-period classification and presentation.
Use of Estimates
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s Consolidated Financial Statements and accompanying Notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable, including any potential impacts from the COVID-19 pandemic. Although these estimates are based on management’s best knowledge of current events and actions that may impact the Company in the future, actual results may be different from the estimates. The Company’s critical accounting policies are those that affect its financial statements materially and involve difficult, subjective, or complex judgments by management. Those policies are revenue recognition; accounts receivable, unbilled receivables, and notes receivable from investment in sales-type leases; operating lease right-of-use assets and liabilities; inventory valuation; capitalized software development costs; impairment of goodwill; purchased intangibles and long-lived assets; fair value of assets acquired and liabilities assumed in business combinations; convertible senior notes; share-based compensation; and accounting for income taxes. As of December 31, 2020, the Company is not aware of any events or circumstances that would require an update to its estimates, judgments, or revisions to the carrying value of its assets or liabilities. Given the ongoing uncertainty surrounding the COVID-19 pandemic, events or circumstances may arise that could result in a change in estimates, judgments, or revisions to the carrying value of the Company’s assets or liabilities.
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
Revenue Recognition
The Company earns revenues from sales of its products and related services, which are sold in the healthcare industry, its principal market. The Company’s customer arrangements typically include one or more of the following revenue categories:
Connected devices, software licenses, and other. Software-enabled connected devices and software licenses that manage and regulate the storage and dispensing of pharmaceuticals, consumables blister cards, and packaging equipment and other supplies. This revenue category is often sold through long-term, sole-source agreements with multi-year co-development plans. Solutions in this category include, but are not limited to, XT Series automated dispensing systems, the XR2 Automated Central Pharmacy system, and IV compounding automation solutions.
Technical services. Post-installation technical support and other related services, including phone support, on-site service, parts, and access to unspecified software updates and enhancements, if and when available. This revenue category is often supported by multi-year or annual contractual agreements.
Consumables. Medication adherence packaging, labeling, and other one-time use packaging including multimed adherence packaging and single dose blister cards which are used by retail, community, and outpatient pharmacies, as well as by institutional pharmacies serving long-term care and other sites outside the acute care hospital, and are designed to improve patient engagement and adherence to prescriptions.
Software-as-a-service (“SaaS”), subscription software, and technology-enabled services. Emerging software and service solutions which are offered on a subscription basis with fees typically based either on transaction volume or a fee over a specified period of time. Solutions in this category include, but are not limited to, EnlivenHealth (formerly Population Health Solutions), 340B solutions, and services associated with Omnicell One (formerly Performance Center), Central Pharmacy Compounding Services, including the XR2 Automated Central Pharmacy system, and Central Pharmacy Compounding Services, including IV compounding automation solutions.
The following table summarizes revenue recognition for each revenue category which is further discussed below:

Revenue Category	Timing of Revenue Recognition	Income Statement Classification
Connected devices, software licenses, and other	Point in time, as transfer of control occurs, generally upon installation and acceptance by the customer	Product
Technical services	Over time, as services are provided, typically ratably over the service term	Service
Consumables	Point in time, as transfer of control occurs, generally upon shipment to or receipt by customer	Product
SaaS, subscription software, and technology-enabled services	Over time, as services are provided	Service
Prior to recognizing revenue, the Company identifies the contract, performance obligations, and transaction price, and allocates the transaction price to the performance obligations. All identified contracts meet the following required criteria:
Parties to the contract have approved the contract (in writing, orally, or in accordance with other customary business practices) and are committed to perform their respective obligations. A majority of the Company’s contracts are evidenced by a non-cancelable written agreement. Contracts for consumable products are generally evidenced by an order placed via phone or a purchase order.
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
The contract has commercial substance (that is the risk, timing, or amount of the entity’s future cash flows is expected to change as a result of the contract). The Company’s agreements are an exchange of cash for a combination of products and services which result in changes in the amount of the Company’s future cash flows.
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
The Company recognizes revenue when the performance obligation has been satisfied by transferring a promised good or service to a customer. The good or service is transferred when or as the customer obtains control of the good or service. Determining when control transfers requires management to make judgments that affect the timing of revenues recognized. Generally, for products requiring a complex implementation, control passes when the product is installed and ready for use. For all other products, control generally passes when product has been shipped and title has passed. For maintenance contracts and certain other services provided on a subscription basis, control passes to the customer over time, generally ratably over the service term as the Company provides a stand-ready service to service the customer’s equipment. Time and material services transfer control to the customer at the time the services are provided. The portion of the transaction price allocated to the Company’s unsatisfied performance obligations recorded as deferred revenues, net of deferred cost of goods sold, at December 31, 2020 and 2019 were $105.7 million and $98.0 million, respectively, of which $100.1 million and $90.9 million, respectively, are expected to be completed within one year and are presented as current deferred revenues, net on the Consolidated Balance Sheets. Remaining performance obligations primarily relate to maintenance contracts and are recognized ratably over the remaining term of the contract, generally not more than five years.
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
The Company contracts with Group Purchasing Organizations (“GPOs”), each of which functions as a purchasing agent on behalf of member hospitals and other healthcare providers. The Company also has a Federal Supply Schedule contract with the Department of Veterans Affairs (the "GSA Contract"), allowing the Department of Veterans Affairs, the Department of Defense, and other Federal government customers to purchase or lease the Company's products. Pursuant to the terms of GPO agreements and the GSA Contract, each member or agency contracts directly with Omnicell and can purchase the Company’s products at pre-negotiated contract terms and pricing. GPOs are often owned fully or in part by the Company’s customers, and the Company pays fees to the GPO on completed contracts. The Company also pays the Industrial Funding Fee ("IFF") to the Department of Veterans Affairs under the GSA Contract. The Company considers these fees consideration paid to customers and records them as reductions to revenue. Fees to GPOs and the IFF were $9.7 million, $11.1 million, and $8.7 million for the years ended December 31, 2020, 2019, and 2018, respectively. The accounts receivable balances are with individual members of the GPOs and Federal agencies that purchase under the GSA Contract, and therefore no significant concentration of credit risk exists. During the year ended December 31, 2020, sales to members of the ten largest GPOs and Federal agencies that purchase under the GSA Contract accounted for approximately 60% of total consolidated revenues.
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
Significant changes in the contract assets and the contract liabilities balances during the period are the result of the issuance of invoices and recognition of deferred revenues in the normal course of business. As a result of the right to invoice for the transaction consideration becoming unconditional, unbilled contract assets as of December 31, 2019 which were invoiced during the year ended December 31, 2020 were not material. The contract modifications entered into during the year ended December 31, 2020 did not have a significant impact on the Company’s contract assets or deferred revenues.
Contract Costs
The Company has determined that certain incentive portions of its sales commission plans require capitalization since these payments are directly related to sales achieved during a time period. These commissions are earned on the basis of the total purchase order value of new product bookings. Since there are no commensurate commissions earned on renewal of the service bookings, the Company concluded that the capitalized asset is related to services provided under both the initial contract and renewal periods. The Company applies a practical expedient to account for the incremental costs of obtaining a contract as part of a portfolio of contracts with similar characteristics as the Company expects the effect on the financial statements of applying the practical expedient would not differ materially from applying the accounting guidance to the individual contracts within the portfolio. A pool of contracts is defined as all contracts booked in a particular quarter. The amortization for the capitalized asset is an estimate of the pool’s original contract term, generally one to five years, plus an estimate of future customer renewal periods resulting in a total amortization period of ten years. Costs to obtain a contract are allocated amongst performance obligations and recognized as sales and marketing expense consistent with the pattern of revenue recognition. Capitalized costs are periodically reviewed for impairment. In accordance with U.S. GAAP, while certain compensation elements are expensed as incurred, a portion of the pool’s capitalized asset is recorded as an expense over the first two quarters after booking, which represents the estimated period during which the product revenue associated with the contract is recorded. The remaining capitalized contract costs are recorded as expense ratably over the ten year estimated initial and renewal service periods. The Company recognized contract cost expense of $22.1 million, $24.4 million, and $21.1 million during the years ended December 31, 2020, 2019, and 2018, respectively. The commission expenses paid or due to be paid as of the consolidated balance sheet date to be recognized in future periods are recorded in long-term prepaid commissions on the Consolidated Balance Sheets. There was no impairment loss recorded related to capitalized prepaid commissions as of and for the year ended December 31, 2020.
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
The Company optimizes cash flows by selling a majority of its non-U.S. government sales-type leases to third-party leasing finance companies on a non-recourse basis. The Company has no obligation to the leasing company once the lease has been sold. Some of the Company's sales-type leases, mostly those relating to U.S. government hospitals which comprise approximately 67% of the lease receivable balance, are retained in-house.
Operating Leases
The Company entered into certain leasing agreements that were classified as operating leases prior to the adoption of Accounting Standards Codification ("ASC") 842, Leases. Those agreements in place prior to January 1, 2019 continue to be treated as operating leases, however, any leasing agreements entered into on or after January 1, 2019 under these programs are classified and accounted for as sales-type leases in accordance with ASC 842. The operating lease arrangements entered into prior to January 1, 2019 are non-cancelable, and most automatically renew for successive one year periods at the end of each lease term absent written notice from the customer. The Company’s operating lease agreements do not contain any material residual value guarantees.
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
The allowance for credit losses is presented in the Consolidated Balance Sheets as a deduction from the respective asset balance. The following table summarizes the Company’s allowance for credit losses by asset type:

	December 31,
	2020	2019

	(In thousands)
Allowance for credit losses:
Accounts receivable and unbilled receivables	$4,286	$3,227
Long-term unbilled receivables (1)	30	—
Net investment in sales-type leases (2)	265	225
_________________________________________________
(1)    Included in other long-term assets in the Consolidated Balance Sheets.
(2)    Includes both current and long-term portions presented in other current assets and long-term investment in sales-type leases, net, respectively.
Funds Held for Customers and Customer Fund Liabilities
With the acquisition of the 340B Link Business, the Company now offers certain products and services in which it is customary for pharmacies to owe funds to the Company which are collected on behalf of, and, after a short holding period, disbursed to, the Company’s customers. The Company presents amounts due from pharmacies and amounts due to be disbursed to customers on a gross basis within other current assets and accrued liabilities, respectively, in the Consolidated Balance Sheets, as such amounts are expected to be settled within one year. Any funds received from the pharmacies that are held by the Company are segregated from its other corporate cash accounts. These funds are classified as restricted cash as the Company is contractually obligated to disburse these amounts to customers.
Sales of Accounts Receivable
The Company records the sale of its accounts receivables in accordance with accounting guidance for transfers and servicing of financial assets. The Company transferred non-recourse accounts receivable totaling $58.8 million, $48.3 million, and $46.6 million during the years ended December 31, 2020, 2019, and 2018, respectively, which approximated fair value, to leasing companies on a non-recourse basis. Accounts receivable balance included approximately $7.8 million and $4.6 million due from third-party leasing companies for transferred non-recourse accounts receivable as of December 31, 2020 and 2019, respectively.
Cash and Cash Equivalents
The Company classifies all highly-liquid investments with original maturities of three months or less as cash equivalents. The Company’s cash and cash equivalent balances include bank accounts and highly-liquid U.S. Government money market funds held in sweep accounts with financial institutions of high credit quality. The Company continuously monitors the credit worthiness of the financial institutions in which it invests. The Company has not experienced any credit losses from its cash equivalents. Cash and cash equivalents were $485.9 million and $127.2 million as of December 31, 2020 and 2019, respectively. As of December 31, 2020, cash equivalents were $447.2 million, which consisted of money market funds held in sweep accounts, and as of December 31, 2019, the Company had no cash equivalents.
Financial Instruments
For assets and liabilities measured at fair value, the amounts are based on an expected exit price representing the amount that would be received from the sale of an asset or paid to transfer a liability in a transaction between market participants. The fair value may be based on assumptions that market participants would use in pricing an asset or liability. ASC 820, Fair Value Measurement, establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs used in valuation techniques are assigned a hierarchical level, as follows:
Level 1 – Observable inputs, such as quoted prices in active markets for identical instruments;
Level 2 – Quoted prices for similar instruments in active markets, or quoted prices for identical instruments in inactive markets; and

Level 3 – Unobservable inputs for financial instruments reflecting Company’s assumptions.
Interest Rate Swap Agreements
The Company uses interest rate swap agreements to protect the Company against adverse fluctuations in interest rates by reducing its exposure to variability in cash flows relating to interest payments on a portion of its outstanding debt. The Company does not hold or issue any derivative financial instruments for speculative trading purposes.
The Company's interest rate swap agreements qualify as cash flow hedging instruments in accordance with ASC 815, Derivatives and Hedging. The Company records its interest rate swap agreements on its Consolidated Balance Sheets at fair value. The effective portion of changes in fair value are recorded in accumulated other comprehensive loss and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Any ineffective portion is recognized in earnings. On a quarterly basis, the Company performs a qualitative assessment to determine effectiveness. For further information, refer to Note 5, Fair Value of Financial Instruments. As of December 31, 2020, the Company did not have any outstanding interest rate swap agreements.
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
The Company has a supply agreement with one primary supplier for construction and supply of several sub-assemblies and inventory management of sub-assemblies used in its hardware products. There are no minimum purchase requirements. The contract with the Company’s supplier may be terminated by either the supplier or by the Company without cause and at any time upon delivery of six months’ notice. Purchases from this supplier were $76.3 million, $75.1 million, and $54.8 million for the years ended December 31, 2020, 2019, and 2018, respectively.
Shipping Costs
Outbound freight billed to customers is recorded as product revenue. The related shipping and handling costs are expensed as part of selling, general, and administrative expense. Shipping and handling expenses were $15.6 million, $15.9 million, and $14.1 million for the years ended December 31, 2020, 2019, and 2018, respectively.
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

Computer equipment and related software	3 - 5 years
Leasehold and building improvements	Shorter of the lease term or the estimated useful life
Furniture and fixtures	5 - 7 years
Equipment	2 - 12 years
The Company capitalizes costs related to computer software developed or obtained for internal use in accordance with ASC 350-40, Internal-Use Software. Software obtained for internal use includes enterprise-level business and finance software that the Company customizes to meet its specific operational needs, as well as certain costs for the development of its subscription and cloud-based offerings sold to its customers. Costs incurred in the application development phase are capitalized and amortized over their useful lives, which is generally five years. Costs recognized in the preliminary project phase and the post-implementation phase are expensed as incurred. The Company capitalized $6.8 million and $0.3 million of costs related to the application development of enterprise-level software and its subscription and cloud-based offerings that were included in property and equipment during the years ended December 31, 2020 and 2019, respectively.
Software Development Costs
The Company capitalizes certain software development costs in accordance with ASC 985-20, Costs of Software to Be Sold, Leased, or Marketed, under which those costs incurred subsequent to the establishment of technological feasibility may be capitalized and amortized over the estimated lives of the related products. The Company establishes technological feasibility when it completes a detail program design or a working model. The Company amortizes development costs over the estimated lives of the related products, which is generally five years. The Company capitalized software development costs of $32.0 million and $45.8 million, which are included in other long-term assets as of December 31, 2020 and 2019, respectively. The Company recorded $23.1 million, $17.5 million, and $12.5 million to cost of revenues for amortization of capitalized software development costs for the years ended December 31, 2020, 2019, and 2018, respectively. All development costs prior to the completion of a detail program design or a working model are recognized as research and development expense.
Lessee Leases
The Company determines if an arrangement is a lease at inception. Operating lease right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As most of its lease contracts do not provide an implicit rate, the Company uses its incremental borrowing rate based on information available at the commencement date in determining the present value of the lease payments. Lease expense is recognized on a straight-line basis over the lease term. The Company does not recognize a right-of-use asset and a lease liability for leases with an initial term of 12 months or less. The Company elected the practical expedient to not separate lease components from nonlease components and applied that practical expedient to all material classes of leased assets.
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
Business Combinations
The Company uses the acquisition method of accounting under ASC 805, Business Combinations. Each acquired company’s operating results are included in the Company's Consolidated Financial Statements starting on the date of acquisition. The purchase price is equivalent to the fair value of consideration transferred. Tangible and identifiable intangible assets acquired and liabilities assumed as of the date of acquisition are recorded at the acquisition date fair value. Goodwill is recognized for the excess of purchase price over the net fair value of assets acquired and liabilities assumed.
Amounts allocated to assets and liabilities are based upon fair values. Such valuations require management to make significant estimates and assumptions, especially with respect to the identifiable intangible assets. Management makes estimates of fair value based upon assumptions believed to be reasonable and that of a market participant. These estimates are based on historical experience and information obtained from the management of the acquired companies and the estimates are inherently uncertain. The separately identifiable intangible assets generally include customer relationships, acquired technology, backlog, trade names, and non-compete agreements.

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
The Company performed a qualitative impairment assessment analysis as of October 1, 2020 for its reporting unit taking into consideration past, current, and projected future earnings, recent trends, and market conditions, and valuation metrics involving similar companies that are publicly-traded. Based on the result of this analysis, an impairment does not exist as of December 31, 2020, and there were no accumulated impairment losses.
Intangible Assets
In connection with its acquisitions, the Company generally recognizes assets for customer relationships, acquired technology, backlog, trade names, and non-compete agreements. Intangible assets are carried at cost less accumulated amortization. Such amortization is provided on a straight-line basis or on an accelerated basis based on a pattern of economic benefit that is expected to be obtained over the estimated useful lives of the respective assets, generally from one to 30 years. Amortization for acquired technology and backlog is recognized in cost of revenues, and amortization for customer relationships, trade names, non-compete agreements, and patents is recognized in selling, general, and administrative expenses.
The Company assesses the impairment of identifiable intangible assets whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable. Recoverability of an asset is measured by the comparison of the carrying amount to the sum of the undiscounted estimated future cash flows the asset is expected to generate, offset by estimated future costs to dispose of the product to which the asset relates. If an asset is considered to be impaired, the amount of such impairment would be measured as the difference between the carrying amount of the asset and its fair value. The Company’s cash flow assumptions are based on historical and forecasted future revenue, operating costs, and other relevant factors. Assumptions and estimates about the remaining useful lives of the Company’s intangible assets are subjective and are affected by changes to its business strategies. If management’s estimates of future operating results change, or if there are changes to other assumptions, the estimate of the fair value of the Company’s assets could change significantly. Such change could result in impairment charges in future periods, which could have a significant impact on the Company’s operating results and financial condition. For the years ended December 31, 2020 and 2019, there were no events or changes in circumstances to indicate that intangible assets carrying amounts may not be recoverable.
Convertible Debt
The Company accounts for convertible debt and related transactions in accordance with ASC 470-20, Debt with Conversion and Other Options, ASC 815, Derivatives and Hedging, and ASC 480, Distinguishing Liabilities from Equity. The Company evaluates convertible debt instruments and related transactions at inception to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for. Convertible debt instruments that may be settled in cash are separated into liability and equity components. The allocation to the liability component is based on the fair value of a similar instrument that does not contain an equity conversion option. Based on this debt-to-equity ratio, debt issuance costs are then allocated to the liability and equity components in a similar manner. The difference between the principal amount of the convertible debt instruments and the liability component, inclusive of issuance costs, represents the debt discount, which is amortized to interest expense over the term of instruments. The determination of the discount rate requires certain estimates and assumptions.

Convertible note hedge and warrant transactions associated with convertible debt instruments are accounted for as equity instruments, and are recorded in additional paid-in capital in the Consolidated Balance Sheets.
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
Forfeiture rates are estimated based on the Company's historical experience with equity awards that were granted and forfeited prior to vesting. The valuation assumptions used in estimating the fair value of employee share-based awards may change in future periods.
Accounting for Income Taxes
The Company records an income tax provision for (benefit from) the anticipated tax consequences of the reported results of operations. In accordance with ASC 740, Income Taxes, the provision for (benefit from) income taxes is computed using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax bases of assets and liabilities and for operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the periods in which those tax assets and liabilities are expected to be realized or settled. In the event that these tax rates change, the Company will incur a benefit or detriment on its income tax expense in the period of change. If the Company were to determine that all or part of the net deferred tax assets are not realizable in the future, it will record a valuation allowance that would be charged to earnings in the period such determination is made.
In accordance with ASC 740, the Company recognizes the tax benefit from an uncertain tax position if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of ASC 740 and complex tax laws. Resolution of these uncertainties in a manner inconsistent with management’s expectations could have a material impact on the Company’s financial condition and operating results.
Recently Adopted Authoritative Guidance
In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The Company adopted ASU 2018-15 on January 1, 2020 on a prospective basis. The adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.
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
Recently Issued Authoritative Guidance
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes. The update simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC 740, as well as improves consistent application of and simplifies the guidance for other areas of ASC 740 by clarifying and amending existing guidance. ASU 2019-12 will be effective for the Company beginning January 1, 2021. The Company does not expect ASU 2019-12 to have a material impact on its Consolidated Financial Statements.
In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). The update simplifies the accounting for convertible debt instruments by reducing the number of accounting models and the number of embedded conversion features that could be recognized separately from the primary contract. ASU 2020-06 also enhances transparency and improves disclosures for convertible instruments and earnings per share guidance. This update permits the use of either the modified retrospective or fully retrospective method of transition. ASU 2020-06 will be effective for the Company beginning January 1, 2022. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently evaluating the impact ASU 2020-06 will have on its Consolidated Financial Statements.
There was no other recently issued and effective authoritative guidance that is expected to have a material impact on the Company’s Consolidated Financial Statements through the reporting date.
Note 2.    Business Combinations
340B Link Business Acquisition
On October 1, 2020, the Company completed the acquisition of all of the outstanding equity of the 340B Link Business pursuant to the terms and conditions of the Equity Purchase Agreement, dated August 11, 2020, as amended, by and among the Company, PSGH, LLC, BW Apothecary Holdings, LLC, the sellers identified therein and the sellers’ representative for total cash consideration of $225.0 million. The 340B Link Business acquisition adds a comprehensive and differentiated suite of software-enabled services and solutions used by certain eligible hospitals, health systems, clinics, and entities to manage compliance and capture 340B drug cost savings on outpatient prescriptions filled through the eligible entity’s pharmacy or a contracted pharmacy partner. The results of the 340B Link Business' operations have been included in the Company's consolidated results of operations, commencing as of the acquisition date.

The Company accounted for the acquisition of the 340B Link Business in accordance with ASC 805. The tangible and intangible assets acquired and liabilities assumed were recorded at fair value on the acquisition date. The preliminary fair values assume management's best estimates based on information available at the acquisition date and may change over the measurement period, which will end no later than one year form the acquisition date, as additional information is received. The following table represents the preliminary allocation of the purchase price to the assets acquired and the liabilities assumed by the Company as part of the acquisition reconciled to the purchase price transferred included in the Company's Consolidated Balance Sheets:

340B Link Business (Preliminary)

(In thousands)
Accounts receivable and unbilled receivables	$8,197
Prepaid expenses	232
Other current assets	22,747
Total current assets	31,176
Property and equipment	531
Operating lease right-of-use assets	3,138
Goodwill	161,117
Intangible assets	62,800
Total assets	258,762
Accounts payable	568
Accrued liabilities	23,787
Long-term deferred tax liabilities	6,818
Long-term operating lease liabilities	2,589
Total liabilities	33,762
Total purchase price	$225,000
The $161.1 million of goodwill arising from the 340B Link Business acquisition is primarily attributed to sales of future software-enabled services and solutions and the 340B Link Business’ assembled workforce. Goodwill that is expected to be deductible for tax purposes is approximately $93.9 million.
Intangible assets eligible for recognition separate from goodwill were those that satisfied either the contractual/legal criterion or the separability criterion in the accounting guidance. The identifiable intangible assets acquired and their estimated useful lives for amortization are as follows:

	304B Link Business
	Fair value	Useful life (years)

	(In thousands, except for years)
Customer relationships	$53,000	21
Acquired technology	9,000	5
Trade names	200	1
Non-compete agreements	600	3
Total purchased intangible assets	$62,800
The customer relationships intangible asset represents the fair value of the underlying relationships and agreements with the 340B Link Business’ customers. The acquired technology intangible asset represents the fair value of the 340B Link Business' portfolio of software and solutions that have reached technological feasibility and were part of the 340B Link Business’ offerings at the date of acquisition. The trade names intangible asset represents the fair value of brand and name recognition associated with the marketing of the 340B Link Business' software-enabled services and solutions. The non-compete agreements intangible asset represents the fair value of non-compete agreements with former key members of the 340B Link Business' management.
The fair value of the customer relationships intangible asset was determined based on the excess earnings method; the fair values of the acquired technology and trade names intangible assets were determined based on the relief-from-royalty method; and the fair value of the non-compete agreements intangible asset was determined based on the lost profits method. The key assumptions used in estimating the fair values of intangible assets included forecasted financial information; customer attrition rates; royalty rates of 10.0% and 0.5% for the acquired technology and trade names intangible assets, respectively; discount rate of 14.0% for all intangible assets; and certain other assumptions.
The customer relationships and acquired technology intangible assets are being amortized using a double-declining method of amortization as such method better represents the economic benefits to be obtained. The trade names and non-compete agreements are being amortized over their estimated useful lives using the straight-line method of amortization.
The Company believes that the fair value assigned to the assets acquired and liabilities assumed are based on reasonable assumptions and estimates that market participants would use. Actual results may differ from these estimates and assumptions.
The Company incurred approximately $6.5 million in acquisition-related costs related to the 340B Link Business acquisition during the year ended December 31, 2020. These costs were expensed as incurred, and are included in selling, general, and administrative expenses in the Company's Consolidated Statements of Operations.
Revenues and earnings from the 340B Link Business operations since the acquisition date through December 31, 2020 were $10.2 million and $1.3 million, respectively.
Pro Forma Financial Information
The following table presents certain unaudited pro forma information for illustrative purposes only, for the years ended December 31, 2020 and 2019 as if this acquisition had been completed on January 1, 2019. The pro forma information is not indicative of what would have occurred had the acquisition taken place on January 1, 2019. The unaudited pro forma information combines the historical results of the acquisition with the Company’s consolidated historical results and includes certain adjustments including, but not limited to, amortization and depreciation of intangible assets and property and equipment acquired; imputed interest, interest expense, and amortization of debt issuance costs for the indebtedness incurred to complete the acquisition; and acquisition-related costs incurred.

	Year Ended December 31,
	2020	2019

	(In thousands, except per share data)
Pro forma revenues	$920,314	$929,106
Pro forma net income	$37,559	$56,897

Note 3.    Revenues
Disaggregation of Revenues
The following table summarizes the Company’s revenues disaggregated by revenue type for the years ended December 31, 2020, 2019, and 2018:

	Year Ended December 31,
	2020	2019	2018

	(In thousands)
Connected devices, software licenses, and other	$560,368	$573,844	$483,414
Technical services	202,383	194,183	183,202
Consumables	75,663	85,758	86,182
SaaS, subscription software, and technology-enabled services	53,794	43,242	34,511
Total revenues	$892,208	$897,027	$787,309

The following table summarizes the Company’s revenues disaggregated by geographic region, which is determined based on customer location, for the years ended December 31, 2020, 2019, and 2018:

	Year Ended December 31,
	2020	2019	2018

	(In thousands)
United States	$797,602	$806,900	$685,881
Rest of world (1)	94,606	90,127	101,428
Total revenues	$892,208	$897,027	$787,309
_________________________________________________
(1)    No individual country represented more than 10% of total revenues.
Contract Assets and Contract Liabilities
The following table reflects the Company’s contract assets and contract liabilities:

	December 31,
	2020	2019

	(In thousands)
Short-term unbilled receivables, net (1)	$13,895	$11,707
Long-term unbilled receivables, net (2)	17,205	12,260
Total contract assets	$31,100	$23,967

Short-term deferred revenues, net	$100,053	$90,894
Long-term deferred revenues	5,673	7,083
Total contract liabilities	$105,726	$97,977
_________________________________________________
(1)     Included in accounts receivable and unbilled receivables in the Consolidated Balance Sheets.
(2)    Included in other long-term assets in the Consolidated Balance Sheets.
Short-term deferred revenues of $100.1 million and $90.9 million include deferred revenues from product sales and service contracts, net of deferred cost of sales of $21.0 million and $13.1 million, as of December 31, 2020 and 2019, respectively. The short-term deferred revenues from product sales relate to delivered and invoiced products, pending installation and acceptance, expected to occur within the next twelve months. During the year ended December 31, 2020, the Company recognized revenues of $84.0 million that were included in the corresponding gross short-term deferred revenue balance of $104.0 million as of December 31, 2019.
Long-term deferred revenues include deferred revenues from service contracts of $5.7 million and $7.1 million as of December 31, 2020 and 2019, respectively. Remaining performance obligations primarily relate to maintenance contracts and are recognized ratably over the remaining term of the contract, generally not more than five years.
Significant Customers
There were no customers that accounted for more than 10% of the Company’s total revenues for the years ended December 31, 2020, 2019, and 2018. Also, there were no customers that accounted for more than 10% of the Company’s accounts receivable balance as of December 31, 2020 and 2019.
Note 4.    Net Income Per Share
Basic net income per share is computed by dividing net income for the period by the weighted-average number of shares outstanding during the period. In periods of net loss, all potential common shares are anti-dilutive, so diluted net loss per share equals the basic net loss per share. In periods of net income, diluted net income per share is computed by dividing net income for the period by the basic weighted-average number of shares plus any dilutive potential common stock outstanding during the period, using the treasury stock method. Potential common stock includes the effect of outstanding dilutive stock options, restricted stock awards, and restricted stock units, as well as shares the Company could be obligated to issue from its convertible senior notes and warrants, as described in Note 10, Convertible Senior Notes. Any anti-dilutive weighted-average dilutive shares related to stock award plans, convertible senior notes, and warrants are excluded from the computation of the diluted net income per share.

The basic and diluted net income per share calculations for the years ended December 31, 2020, 2019, and 2018 were as follows:

	Year Ended December 31,
	2020	2019	2018

	(In thousands, except per share data)
Net income	$32,194	$61,338	$37,729
Weighted-average shares outstanding - basic	42,583	41,462	39,242
Effect of dilutive securities from stock award plans	1,160	1,481	1,317
Effect of convertible senior notes and warrants	—	—	—
Weighted-average shares outstanding - diluted	43,743	42,943	40,559
Net income per share - basic	$0.76	$1.48	$0.96
Net income per share - diluted	$0.74	$1.43	$0.93

Anti-dilutive weighted-average shares related to stock award plans	2,054	926	1,279
Anti-dilutive weighted-average shares related to convertible senior notes and warrants	11,816	—	—
Note 5.    Fair Value of Financial Instruments
Fair Value Hierarchy
The Company measures its financial instruments at fair value. The Company’s cash, cash equivalents, and restricted cash are classified within Level 1 of the fair value hierarchy as they are valued primarily using quoted market prices utilizing market observable inputs. The Company's interest rate swap contracts and credit facilities are classified within Level 2 as the valuation inputs are based on quoted prices or market observable data of similar instruments. The Company's convertible senior notes are classified within Level 2 as the valuation inputs are based on quoted prices in an inactive market on the last day in the reporting period. As of December 31, 2020, the fair value of the convertible senior notes was $782.3 million, compared to their carrying value of $467.2 million, which is net of unamortized discount and debt issuance costs and excludes amounts classified within additional paid-in capital. Refer to Note 9, Debt and Credit Agreements, for further information regarding the Company’s credit facilities and Note 10, Convertible Senior Notes, for further information regarding the Company’s convertible senior notes.
Interest Rate Swap Contracts
During 2016, the Company entered into an interest rate swap agreement with a combined notional amount of $100.0 million with one counterparty that became effective on June 30, 2016 and matured on April 30, 2019. The swap agreement required the Company to pay a fixed rate of 0.8% and provided that the Company receive a variable rate based on the one month LIBOR rate subject to a LIBOR floor of 0.0%. Amounts payable by or due to the Company were net settled with the respective counterparty on the last business day of each month, commencing July 31, 2016. The Company’s interest rate swap agreement matured during the second quarter of 2019, and, as of December 31, 2020, the Company did not have any outstanding interest rate swap agreements.

Note 6.    Balance Sheet Components
Balance sheet details as of December 31, 2020 and 2019 are presented in the tables below:

	December 31,
	2020	2019

	(In thousands)
Inventories:
Raw materials	$28,205	$31,331
Work in process	7,973	7,620
Finished goods	60,120	69,060
Total inventories	$96,298	$108,011

Other current assets:
Funds held for customers, including restricted cash (1)	$18,164	$—
Net investment in sales-type leases, current portion	10,246	9,770
Prepaid income taxes	10,095	4,347
Other current assets	2,539	1,060
Total other current assets	$41,044	$15,177

Other long-term assets:
Capitalized software, net	$94,027	$85,070
Unbilled receivables, net	17,205	12,260
Deferred debt issuance costs	4,253	4,700
Other long-term assets	3,804	1,006
Total other long-term assets	$119,289	$103,036

Accrued liabilities:
Operating lease liabilities, current portion	$12,197	$10,058
Customer fund liabilities	18,164	—
Advance payments from customers	6,981	4,006
Rebates and lease buyouts	21,815	14,911
Group purchasing organization fees	4,412	5,934
Taxes payable	3,520	3,744
Other accrued liabilities	13,222	16,914
Total accrued liabilities	$80,311	$55,567
_________________________________________________
(1)    Includes $4.0 million of restricted cash.

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the years ended December 31, 2020 and 2019:

	Foreign currency translation adjustments	Unrealized gain (loss) on interest rate swap hedges	Total

	(In thousands)
Balance as of December 31, 2018	$(11,274)	$420	$(10,854)
Other comprehensive income (loss) before reclassifications	1,828	148	1,976
Amounts reclassified from other comprehensive income (loss), net of tax	—	(568)	(568)
Net current-period other comprehensive income (loss), net of tax	1,828	(420)	1,408
Balance as of December 31, 2019	(9,446)	—	(9,446)
Other comprehensive income (loss) before reclassifications	3,924	—	3,924
Amounts reclassified from other comprehensive income (loss), net of tax	—	—	—
Net current-period other comprehensive income (loss), net of tax	3,924	—	3,924
Balance as of December 31, 2020	$(5,522)	$—	$(5,522)
Note 7.    Property and Equipment
The following table represents the property and equipment balances as of December 31, 2020 and 2019:

	December 31,
	2020	2019

	(In thousands)
Equipment	$81,034	$88,569
Furniture and fixtures	7,498	7,925
Leasehold improvements	19,517	18,979
Software	50,230	48,309
Construction in progress	7,095	6,179
Property and equipment, gross (1)	165,374	169,961
Accumulated depreciation and amortization (1)	(106,301)	(115,715)
Total property and equipment, net	$59,073	$54,246
_________________________________________________
(1)     The change in balances between periods is primarily due to the disposal of certain fully depreciated property and equipment, partially offset by additions, and depreciation and amortization.
Depreciation and amortization expense of property and equipment was $18.3 million, $17.2 million, and $15.1 million for the years ended December 31, 2020, 2019, and 2018, respectively.
The geographic location of the Company's property and equipment, net, is based on the physical location in which it is located. The following table summarizes the geographic information for property and equipment, net, as of December 31, 2020 and 2019:

	December 31,
	2020	2019

	(In thousands)
United States	$53,203	$48,769
Rest of world (1)	5,870	5,477
Total property and equipment, net	$59,073	$54,246
_________________________________________________
(1)    No individual country represented more than 10% of the total property and equipment, net.

Note 8.    Goodwill and Intangible Assets
Goodwill
The following table represents changes in the carrying amount of goodwill:

(In thousands)
Balance as of December 31, 2018	$335,887
Additions	—
Foreign currency exchange rate fluctuations	652
Balance as of December 31, 2019	336,539
Additions (1)	161,117
Foreign currency exchange rate fluctuations	1,653
Balance as of December 31, 2020	$499,309
_________________________________________________
(1)     Additions represent the preliminary value assigned to goodwill in connection with the 340B Link Business acquisition in October 2020.
Intangible Assets, Net
The carrying amounts and useful lives of intangible assets as of December 31, 2020 and 2019 were as follows:

	December 31, 2020
	Gross carrying amount (1)	Accumulated amortization	Foreign currency exchange rate fluctuations	Net carrying amount	Useful life (years)

	(In thousands, except for years)
Customer relationships	$187,889	$(64,254)	$(777)	$122,858	10 - 30
Acquired technology	86,029	(44,851)	6	41,184	3 - 20
Backlog	1,150	(1,078)	—	72	4
Trade names	7,850	(5,794)	14	2,070	1 - 12
Patents	2,930	(1,455)	2	1,477	2 - 20
Non-compete agreements	600	(50)	—	550	3
Total intangibles assets, net	$286,448	$(117,482)	$(755)	$168,211

	December 31, 2019
	Gross carrying amount (1)	Accumulated amortization	Foreign currency exchange rate fluctuations	Net carrying amount	Useful life (years)

	(In thousands, except for years)
Customer relationships	$135,234	$(54,860)	$(1,058)	$79,316	10 - 30
Acquired technology	77,142	(36,194)	5	40,953	3 - 20
Backlog	1,150	(791)	—	359	4
Trade names	7,650	(5,037)	11	2,624	6 - 12
Patents	3,217	(1,603)	1	1,615	2 - 20
Total intangibles assets, net	$224,393	$(98,485)	$(1,041)	$124,867
_________________________________________________
(1)     The differences in gross carrying amounts between periods are primarily due to additions of intangible assets in connection with the 340B Link Business acquisition, partially offset by the write-off of certain fully amortized intangible assets.
Amortization expense of intangible assets was $19.7 million, $18.9 million, and $23.8 million for the years ended December 31, 2020, 2019, and 2018, respectively.

The estimated future amortization expenses for amortizable intangible assets were as follows:

December 31, 2020

(In thousands)
2021	$23,948
2022	21,134
2023	19,113
2024	12,825
2025	11,616
Thereafter	79,575
Total	$168,211
Note 9.    Debt and Credit Agreements
2016 Senior Credit Facility
On January 5, 2016, the Company entered into a $400.0 million senior secured credit facility pursuant to a credit agreement with certain lenders, Wells Fargo Securities, LLC as sole lead arranger, and Wells Fargo Bank, National Association as administrative agent (as subsequently amended as discussed below, the “Prior Credit Agreement”). The Prior Credit Agreement provided for (a) a five-year revolving credit facility of $200.0 million, which was subsequently increased pursuant to the amendment discussed below (the “Prior Revolving Credit Facility”) and (b) a five-year $200.0 million term loan facility (the “Prior Term Loan Facility” and, together with the Prior Revolving Credit Facility, the “Prior Facilities”). In addition, the Prior Credit Agreement included a letter of credit sub-limit of up to $10.0 million and a swing line loan sub-limit of up to $10.0 million. The Prior Credit Agreement had an expiration date of January 5, 2021, upon which date all remaining outstanding borrowings were due and payable.
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
On September 22, 2020, the parties entered into an amendment (the “Amendment”) to the A&R Credit Agreement to, among other changes, permit the issuance of the convertible senior notes and the purchase of the convertible note hedge transactions as described in Note 10, Convertible Senior Notes, expand the Company’s flexibility to repurchase its common stock and make other restricted payments, and replace the total net leverage covenant with a new secured net leverage covenant that requires the Company to maintain a consolidated secured net leverage ratio not to exceed 3.50:1 for the calendar quarters ending September 30, 2020, December 31, 2020, and March 31, 2021 and 3.00:1 for the calendar quarters ending thereafter.
The A&R Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, dividends, and other distributions. The A&R Credit Agreement contains financial covenants that require the Company and its subsidiaries to not exceed a maximum consolidated total net leverage ratio and maintain a minimum interest coverage ratio. In addition, the A&R Credit Agreement contains certain customary events of default including, but not limited to, failure to pay interest, principal, and fees or other amounts when due, material misrepresentations or misstatements in any representation or warranty, covenant defaults, certain cross defaults to other material indebtedness, certain judgment defaults, and events of bankruptcy. The Company’s obligations under the A&R Credit Agreement and any swap obligations and banking services obligations owing to a lender (or an affiliate of a lender) are guaranteed by certain of its domestic subsidiaries and secured by substantially all of its and such subsidiary guarantors’ assets. In connection with entering into the A&R Credit Agreement, and as a condition precedent to borrowing loans thereunder, the Company and certain of the Company’s other direct and indirect subsidiaries have entered into certain ancillary agreements, including, but not limited to, a reaffirmation agreement, which amends certain terms of the existing collateral agreement and reaffirms their obligations under the existing guaranty agreement. The Company was in full compliance with all covenants as of December 31, 2020.
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
In connection with the A&R Credit Agreement, the Company incurred and capitalized an additional $2.3 million of debt issuance costs. In connection with the Amendment on September 22, 2020, the Company incurred and capitalized an additional $0.6 million of debt issuance costs. The debt issuance costs are being amortized to interest expense using the straight-line method through 2024. Amortization expense related to debt issuance costs was approximately $1.0 million, $2.2 million, and $2.3 million for the years ended December 31, 2020, 2019, and 2018, respectively.
Interest expense (exclusive of fees and debt issuance cost amortization) was approximately $0.5 million, $3.6 million, and $7.5 million for the years ended December 31, 2020, 2019, and 2018, respectively.
The following table represents changes in the carrying amount of the Company's debt obligations:

Current Revolving Credit Facility

(In thousands)
Balance as of December 31, 2019	$50,000
Proceeds	150,000
Repayments	(200,000)
Balance as of December 31, 2020	$—

The following table represents changes in the balance of the Company's deferred debt issuance costs:

(In thousands)
Balance as of December 31, 2019	$4,700
Additions	550
Amortization	(997)
Balance as of December 31, 2020	$4,253
Note 10. Convertible Senior Notes
0.25% Convertible Senior Notes due 2025
On September 25, 2020, the Company completed a private offering of $575.0 million aggregate principal amount of 0.25% convertible senior notes (the “Notes”), including the exercise in full of the initial purchasers’ option to purchase up to an additional $75.0 million principal amount of the Notes. The Company received proceeds from the issuance of the Notes of $559.7 million, net of $15.3 million of transaction fees and other debt issuance costs. The Notes bear interest at a rate of 0.25% per year, payable semiannually in arrears on March 15 and September 15 of each year, beginning on March 15, 2021. The Notes were issued pursuant to an indenture, dated September 25, 2020 (the “Indenture”), between the Company and U.S. Bank National Association, as trustee. The Notes are general senior, unsecured obligations of the Company and will mature on September 15, 2025, unless earlier redeemed, repurchased, or converted.
The Notes are convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding May 15, 2025, only under the following circumstances: (i) during any fiscal quarter commencing after the fiscal quarter ended on December 31, 2020 (and only during such fiscal quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price for the Notes on each applicable trading day; (ii) during the five business day period after any ten consecutive trading day period (the “measurement period”) in which the trading price (as defined in the Indenture) per $1,000 principal amount of the Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate for the Notes on each such trading day; (iii) if the Company calls such Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date, but only with respect to the Notes called (or deemed called) for redemption; and (iv) upon the occurrence of specified corporate events, as specified in the Indenture. On or after May 15, 2025 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders of the Notes may convert all or any portion of their Notes at any time, regardless of the foregoing conditions.
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
If the Company undergoes a fundamental change, holders may require, subject to certain exceptions, the Company to repurchase for cash all or any portion of their Notes at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. As of December 31, 2020, none of the criteria for a fundamental change or a conversion rate adjustment had been met.
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
Convertible debt instruments that may be settled in cash are required to be separated into liability and equity components. The allocation to the liability component is based on the fair value of a similar instrument that does not contain an equity conversion option. Based on this debt-to-equity ratio, debt issuance costs are then allocated to the liability and equity components in a similar manner. Accordingly, at issuance, the Company allocated $461.8 million to the debt liability and $72.7 million to additional paid in capital, net of applicable issuance costs and deferred taxes. The difference between the principal amount of the Notes and the liability component, inclusive of issuance costs, represents the debt discount, which the Company will amortize to interest expense over the term of the Notes using an effective interest rate of 4.18%. The determination of the discount rate required certain estimates and assumptions. As of December 31, 2020, the remaining life of the Notes and the related debt discount and issuance cost accretion is approximately 4.7 years.
The maximum number of shares issuable upon conversion, including the effect of a fundamental change and subject to other conversion rate adjustments, would be 8.1 million shares.
The Notes consisted of the following balances reported in the Consolidated Balance Sheets as of December 31, 2020:

December 31, 2020

(In thousands)
Liability:
Principal amount	$575,000
Unamortized discount	(95,744)
Unamortized debt issuance costs	(12,055)
Convertible senior notes, liability component	$467,201

Equity:
Embedded conversion option	$100,510
Debt issuance costs	(2,680)
Deferred tax impact	(25,098)
Convertible senior notes, equity component (1)	$72,732
_________________________________________________
(1)    Included in additional paid-in capital in the Consolidated Balance Sheets.
The following table summarizes the components of interest expense resulting from the Notes recognized in interest and other income (expense), net in the Consolidated Statements of Operations for the year ended December 31, 2020:

Year Ended December 31, 2020

(In thousands)
Contractual coupon interest	$379
Amortization of discount	$4,766
Amortization of debt issuance costs	$600
Convertible Note Hedge and Warrant Transactions
In connection with the issuance of the Notes, the Company entered into convertible note hedge and warrant transactions with an affiliate of one of the initial purchasers of the Notes and certain other financial institutions (the “option counterparties”) with respect to the Company’s common stock.
The convertible note hedge consists of an option for the Company to purchase up to approximately 5.9 million shares of the Company’s common stock, which is equal to the number of shares of the Company’s common stock underlying the Notes, at an initial strike price of approximately $97.32 per share. The convertible note hedge will expire upon the maturity of the Notes, if not earlier exercised or terminated. The cost of the convertible note hedge was approximately $100.6 million and was accounted for as an equity instrument, which was recorded in additional paid-in capital in the Consolidated Balance Sheets. The Company recorded a deferred tax asset of $25.8 million at issuance related to the convertible note hedge transaction. The convertible note hedge is expected generally to reduce the potential dilution to the Company’s common stock upon any conversion of Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted Notes.
Separately from the convertible note hedge, the Company entered into warrant transactions to sell to the option counterparties warrants to acquire, subject to customary anti-dilution adjustments, up to approximately 5.9 million shares of its common stock in the aggregate at an initial strike price of $141.56 per share. The warrants require net share or net cash settlement upon the Company’s election. The Company received aggregate proceeds of approximately $51.3 million for the issuance of the warrants, which was recorded in additional paid in capital at issuance in the Consolidated Balance Sheets. The warrants could separately have a dilutive effect to the Company’s common stock to the extent that the market price per share of its common stock exceeds the strike price of the warrants.
Note 11.     Lessor Leases
Sales-Type Leases
On a recurring basis, the Company enters into multi-year, sales-type lease agreements with the majority varying in length from one to five years. The following table presents the Company’s income recognized from sales-type leases for the years ended December 31, 2020, 2019, and 2018:

	Year Ended December 31,
	2020	2019	2018

	(In thousands)
Sales-type lease revenues	$26,040	$37,175	$39,167
Cost of sales-type lease revenues	(10,624)	(14,985)	(16,185)
Selling profit on sales-type lease revenues	$15,416	$22,190	$22,982

Interest income on sales-type lease receivables	$1,933	$1,756	$1,296
The receivables as a result of these types of transactions are collateralized by the underlying equipment leased and consist of the following components at December 31, 2020 and 2019:

	December 31,
	2020	2019

	(In thousands)
Net minimum lease payments to be received	$35,331	$32,360
Less: Unearned interest income portion	(2,929)	(2,840)
Net investment in sales-type leases	32,402	29,520
Less: Current portion (1)	(10,246)	(9,770)
Long-term investment in sales-type leases, net	$22,156	$19,750
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

The maturity schedule of future minimum lease payments under sales-type leases retained in-house and the reconciliation to the net investment in sales-type leases reported on the Consolidated Balance Sheets was as follows:

December 31, 2020

(In thousands)
2021	$11,312
2022	9,499
2023	7,334
2024	4,535
2025	2,616
Thereafter	35
Total future minimum sales-type lease payments	35,331
Present value adjustment	(2,929)
Total net investment in sales-type leases	$32,402
Operating Leases
The Company entered into certain leasing agreements that were classified as operating leases prior to the adoption of ASC 842, Leases. These agreements in place prior to January 1, 2019 continue to be treated as operating leases, however any leasing agreements entered into on or after January 1, 2019 under these programs are classified and accounted for as sales-type leases in accordance with ASC 842. The operating lease arrangements generally have initial terms of one to seven years. The following table represents the Company’s income recognized from operating leases for the years ended December 31, 2020, 2019, and 2018:

	Year Ended December 31,
	2020	2019	2018

	(In thousands)
Rental income	$11,668	$12,660	$12,207
The net carrying value of the leased equipment under operating leases was $1.4 million and $2.1 million, which includes accumulated depreciation of $2.5 million and $1.6 million, as of December 31, 2020 and 2019, respectively. Depreciation expense of the leased equipment for the years ended December 31, 2020, 2019, and 2018 was $0.6 million, $0.7 million, and $0.5 million, respectively.
The maturity schedule of future minimum lease payments under operating leases was as follows:

December 31, 2020

(In thousands)
2021	$8,848
2022	4,816
2023	2,910
2024	852
2025	256
Thereafter	89
Total future minimum operating lease payments	$17,771
Note 12. Lessee Leases
The Company has operating leases for office buildings, data centers, office equipment, and vehicles. The Company’s leases have initial terms of one to 12 years. As of December 31, 2020, the Company did not have any additional material operating leases that were entered into, but not yet commenced.

The maturity schedule of future minimum lease payments under operating leases and the reconciliation to the operating lease liabilities reported on the Consolidated Balance Sheets was as follows:

December 31, 2020

(In thousands)
2021	$15,290
2022	14,106
2023	10,221
2024	8,922
2025	6,571
Thereafter	17,422
Total operating lease payments	72,532
Present value adjustment	(11,438)
Total operating lease liabilities (1)	$61,094
_________________________________________________
(1)    Amount consists of a current and long-term portion of operating lease liabilities of $12.2 million and $48.9 million, respectively. The short-term portion of the operating lease liabilities is included in accrued liabilities in the Consolidated Balance Sheets.
Operating lease costs were $14.3 million and $14.6 million for the years ended December 31, 2020 and 2019, respectively. Short-term lease costs and variable lease costs were immaterial for the years ended December 31, 2020 and 2019, respectively.
The following table summarizes supplemental cash flow information related to the Company’s operating leases for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities	$14,490	$14,636
Right-of-use assets obtained in exchange for new lease liabilities, including leases obtained from recent acquisitions	$10,025	$1,204
The following table summarizes the weighted-average remaining lease term and weighted-average discount rate related to the Company’s operating leases as of December 31, 2020 and 2019:

	December 31,
	2020	2019
Weighted-average remaining lease term, years	5.9	6.4
Weighted-average discount rate, %	5.8%	6.4%
Note 13.     Commitments and Contingencies
Purchase Obligations
In the ordinary course of business, the Company issues purchase orders based on its current manufacturing needs. As of December 31, 2020, the Company had non-cancelable purchase commitments of $72.8 million, of which $69.9 million are expected to be paid within the next twelve months.
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

The complaint was served on the Company on June 13, 2019. On July 31, 2019, the Company filed a motion to stay or consolidate the case with the action Yana Mazya, et al. v. Northwestern Lake Forest Hospital, et al., Case No. 2018-CH-07161, pending in the Circuit Court of Cook County, Illinois, Chancery Division (the “Mazya Action”). The Court subsequently, on October 10, 2019, denied the motion, without prejudice, as being moot in view of the Company’s dismissal from the Mazya Action. The Company filed a motion to dismiss the complaint on October 31, 2019. The hearing on the Company’s motion to dismiss was held on September 2, 2020. The Court ruled from the bench and dismissed the complaint without prejudice giving plaintiff leave to file an amended complaint by September 30, 2020. Plaintiff filed an amended complaint on September 30, 2020 and the Company subsequently filed a motion to dismiss the complaint on October 28, 2020. The Company's motion to dismiss is now fully briefed and the Court has scheduled oral argument on the motion for June 4, 2021. The Company intends to defend the lawsuit vigorously.
On December 21, 2020, Becton, Dickinson and Company (“BD”) filed a complaint against the Company in the United States District Court for the Middle District of North Carolina, asserting claims of misappropriation under the Defend Trade Secrets Act, misappropriation under the North Carolina Trade Secrets Protection Act, unfair competition, and unfair/deceptive trade practices in violation of North Carolina law (the “Omnicell Complaint”). This action was commenced in relation to another action brought by BD, in the same Court, (the “Related Matter”) against a former BD employee who is also a former Company employee (the “Former Employee”) alleging that the Former Employee had violated the Former Employee’s legal obligations to BD regarding BD’s confidential and trade secret information when the Former Employee allegedly downloaded certain documents from BD’s information technology system following the end of the Former Employee’s employment with BD. In connection with the Related Matter, BD, the Former Employee, and the Company entered into a protocol to facilitate the return to BD of any BD documents that may have been resident, as a result of the Former Employee’s actions, on any devices belonging to the Former Employee or the Company. The Omnicell Complaint seeks injunctive relief and monetary damages in the form of compensatory, punitive, and exemplary damages, attorneys’ fees and costs, and pre-judgment and post-judgment interest. BD has not yet served the Omnicell Complaint on the Company, and, therefore, there are no response dates pending. The Company intends to defend the lawsuit vigorously.
As required under ASC 450, Contingencies, the Company accrues for contingencies when it believes that a loss is probable and that it can reasonably estimate the amount of any such loss. The Company has not recorded any material accrual for contingent liabilities associated with the legal proceedings described above based on its belief that any potential loss, while reasonably possible, is not probable. Further, any possible range of loss in these matters cannot be reasonably estimated at this time or is not deemed material. The Company believes that it has valid defenses with respect to these legal proceedings pending against it. However, litigation is inherently unpredictable, and it is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of any of these legal proceedings or because of the diversion of management’s attention and the creation of significant expenses.
Guarantees
Under the Company’s certificate of incorporation and bylaws, the Company has agreed to indemnify its directors and executive officers to the fullest extent not prohibited by Delaware and other applicable law, subject to certain exceptions. The Company has entered into individual indemnification agreements with its directors and officers. The term of the indemnification period is for the entirety of the director’s or officer’s service to the Company and continues so long as the director or officer may be subject to any claim, action, or proceeding, and there is no limit on the potential amount of future payments that the Company could be required to make under these indemnification agreements. The Company has purchased a directors’ and officers’ liability insurance policy that may enable it to recover a portion of any future payments that it may be required to make under these indemnification agreements. Assuming the applicability of coverage and the willingness of the insurer to assume coverage and subject to certain retention, loss limits, and other policy provisions, the Company believes it is unlikely that the Company will be required to pay any material amounts pursuant to these indemnification obligations. However, no assurances can be given that the insurers will not attempt to dispute the validity, applicability, or amount of coverage without expensive and time-consuming litigation against the insurers.
Additionally, the Company undertakes indemnification obligations in its ordinary course of business in connection with, among other things, the licensing of its products and the provision of its support services. In the ordinary course of the Company’s business, the Company has in the past and may in the future agree to indemnify another party, generally its business affiliates or customers, against certain losses suffered or incurred by the indemnified party in connection with various types of claims, which may include, without limitation, claims of intellectual property infringement, certain tax liabilities, its gross negligence or intentional acts in the performance of support services, and violations of laws. The term of these indemnification obligations is generally perpetual. In general, the Company attempts to limit the maximum potential amount of future payments that it may be required to make under these indemnification obligations to the amounts paid to it by a customer, but in some cases the obligation may not be so limited.

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
From time to time, the Company may also warrant that its professional services will be performed in a good and workmanlike manner or in a professional manner consistent with industry standards. The Company generally seeks to disclaim most warranties, including any implied or statutory warranties such as warranties of merchantability, fitness for a particular purpose, title, quality, and non-infringement, as well as any liability with respect to incidental, consequential, special, exemplary, punitive, or similar damages. In some states, such disclaimers may not be enforceable. If necessary, the Company would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history. The Company has not been subject to any significant claims for such losses and has not incurred any material costs in defending or settling claims related to these indemnification obligations. Accordingly, the Company believes it is unlikely that the Company will be required to pay any material amounts pursuant to these indemnification obligations or potential warranty claims and, therefore, no material liabilities have been recorded for such indemnification obligations as of December 31, 2020 and 2019.
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
There was a total of 1.2 million shares reserved for future issuance under the ESPP as of December 31, 2020.
Stock Award Plans
2009 Equity Incentive Plan
The 2009 Equity Incentive Plan (“2009 Plan”), as amended, provides for the issuance of incentive stock options, RSAs, RSUs, PSUs, and other stock awards to the Company’s employees, directors, and consultants. There were 5.9 million shares of common stock reserved for future issuance under the 2009 Plan as of December 31, 2020.
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

Share-Based Compensation Expense
The following table sets forth the total share-based compensation expense recognized in the Company’s Consolidated Statements of Operations:

	Year Ended December 31,
	2020	2019	2018

	(In thousands)
Cost of product and service revenues	$7,469	$5,648	$4,634
Research and development	6,497	6,604	5,746
Selling, general, and administrative	30,731	21,797	18,505
Total share-based compensation expense	$44,697	$34,049	$28,885
The Company did not capitalize any share-based compensation as inventory as such amounts were not material for the years ended December 31, 2020 and 2019. Income tax benefits realized from share-based compensation were $10.3 million, $11.0 million, and $6.5 million, for the years ended December 31, 2020, 2019, and 2018, respectively.
Stock Options and ESPP Shares
The following assumptions were used to value stock options and ESPP shares granted pursuant to the Company’s equity incentive plans for the years ended December 31, 2020, 2019, and 2018:

	Year Ended December 31,
	2020	2019	2018

Stock options
Expected life, years	4.7	4.4	4.8
Expected volatility, %	39.4%	33.7%	31.1%
Risk-free interest rate, %	0.7%	2.0%	2.8%
Estimated forfeiture rate, %	5.7%	7.2%	6.9%
Dividend yield, %	—%	—%	—%

Year Ended December 31,
	2020	2019	2018

Employee stock purchase plan shares
Expected life, years	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Expected volatility, %	30.4% - 53.5%	28.2% - 39.9%	28.1% - 33.8%
Risk-free interest rate, %	0.1% - 2.7%	1.3% - 2.7%	0.8% - 2.7%
Dividend yield, %	—%	—%	—%

Stock Options Activity
The following table summarizes the share option activity under the Company’s 2009 Plan during the year ended December 31, 2020:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Years	Aggregate Intrinsic Value

	(In thousands, except per share data)
Outstanding at December 31, 2019	3,902	$52.75	7.7	$113,198
Granted	1,351	78.83
Exercised	(891)	42.67
Expired	(19)	59.65
Forfeited	(411)	66.65
Outstanding at December 31, 2020	3,932	$62.50	7.8	$226,160
Exercisable at December 31, 2020	1,556	$45.49	6.2	$115,949
Vested and expected to vest at December 31, 2020 and thereafter	3,755	$61.86	7.7	$218,379
The weighted-average fair value per share of options granted during the years ended December 31, 2020, 2019, and 2018 was $26.48, $23.54, and $17.22, respectively. The intrinsic value of options exercised during the years ended December 31, 2020, 2019, and 2018 was $39.8 million, $32.8 million, and $20.1 million, respectively. The tax benefit realized from stock options exercised was $7.1 million, $6.3 million, and $3.6 million, for the years ended December 31, 2020, 2019, and 2018, respectively.
As of December 31, 2020, total unrecognized compensation cost related to unvested stock options was $52.7 million, which is expected to be recognized over a weighted-average vesting period of 2.8 years.
Employee Stock Purchase Plan Activity
For the years ended December 31, 2020 and 2019, employees purchased approximately 333,000 and 374,000 shares of common stock, respectively, under the ESPP at a weighted-average price of $48.77 and $41.44, respectively. As of December 31, 2020, the unrecognized compensation cost related to the shares to be purchased under the ESPP was approximately $4.1 million and is expected to be recognized over a weighted-average period of 1.3 years.
Restricted Stock Units (RSUs) and Restricted Stock Awards (RSAs)
Summaries of the restricted stock activity under the 2009 Plan are presented below for the year ended December 31, 2020:

	Number of Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Years	Aggregate Intrinsic Value

	(In thousands, except per share data)
Restricted stock units
Outstanding at December 31, 2019	544	$66.65	1.6	$44,492
Granted (Awarded)	343	74.52
Vested (Released)	(183)	61.30
Forfeited	(124)	67.16
Outstanding and unvested at December 31, 2020	580	$72.87	1.6	$69,670
The weighted-average grant date fair value per share of RSUs granted during the years ended December 31, 2020, 2019, and 2018 was $74.52, $78.49, and $59.52, respectively. The total fair value of RSUs that vested in the years ended December 31, 2020, 2019, and 2018 was $11.2 million, $10.6 million, and $7.9 million, respectively.
As of December 31, 2020, total unrecognized compensation cost related to RSUs was $40.5 million, which is expected to be recognized over the remaining weighted-average vesting period of 3.1 years.

	Number of Shares	Weighted-Average Grant Date Fair Value

	(In thousands, except per share data)
Restricted stock awards
Outstanding at December 31, 2019	17	$81.92
Granted (Awarded)	21	68.11
Vested (Released)	(17)	81.92
Outstanding and unvested at December 31, 2020	21	$68.11
The weighted-average grant date fair value per share of RSAs granted during the years ended December 31, 2020, 2019, and 2018 was $68.11, $81.86, and $46.60, respectively. The total fair value of RSAs that vested in the years ended December 31, 2020, 2019, and 2018 was $1.4 million, $1.0 million, and $1.0 million, respectively.
As of December 31, 2020, total unrecognized compensation cost related to RSAs was $0.5 million, which is expected to be recognized over the remaining weighted-average vesting period of 0.4 years.
Performance-Based Restricted Stock Units (PSUs)
In 2019, the Company granted 61,098 PSUs to its executive officers, all of which became eligible for vesting upon the achievement of a certain level of shareholder return. In 2020, the Company granted 62,759 PSUs to its executive officers, all, none, or a portion of which may become eligible for vesting depending on the level of shareholder return for the period from March 1, 2020 through March 1, 2021.
The fair value of PSU awards to executive officers is determined using a Monte Carlo simulation model. The number of shares that vest at the end of the performance period depends on the percentile ranking of the total shareholder return for Omnicell stock over the performance period relative to the total shareholder return of each of the other companies in the NASDAQ Healthcare Index (the “Index”).
For PSUs granted on February 13, 2020, stock price appreciation is calculated based on the trailing 20-day average stock price just prior to the first trading day of March 2020, compared to the trailing 20-day average stock price just prior to the first trading day of March 2021. For PSUs granted on February 13, 2019, stock price appreciation is calculated based on the trailing 20-day average stock price just prior to the first trading day of March 2019, compared to the trailing 20-day average stock price just prior to the first trading day of March 2020.
On March 5, 2019, the Compensation Committee confirmed the Company's total stockholder return at the 90th percentile rank of the Index. This resulted in 100% of the 2018 PSUs, or 110,432 shares, as eligible for further time-based vesting. The eligible PSUs will vest as follows: 25% of the shares vested immediately on March 5, 2019 with the remaining shares vesting on a semi-annual basis period of 36 months commencing on June 15, 2019. Vesting is contingent upon continued service. Of the 110,432 shares eligible for time-based vesting under the 2018 PSUs, 67,066 shares, net of forfeitures, have vested as of December 31, 2020.
On March 3, 2020, the Compensation Committee confirmed the Company's total stockholder return at the 70th percentile rank of the Index. This resulted in 100% of the 2019 PSUs, or 61,098 shares, as eligible for further time-based vesting. The eligible PSUs will vest as follows: 25% of the shares vested immediately on March 3, 2020 with the remaining shares vesting on a semi-annual basis period of 36 months commencing on June 15, 2020. Vesting is contingent upon continued service. Of the 61,098 shares eligible for time-based vesting under the 2019 PSUs, 30,548 shares, net of forfeitures, have vested as of December 31, 2020.
In addition to executive officers' PSU awards, from time to time, the Company may grant PSUs with specific performance and service conditions to certain employees on an ad hoc basis. Historically such grants have not been material.

A summary of the performance-based restricted stock activity under the 2009 Plan is presented below for the year ended December 31, 2020:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Unit

	(In thousands, except per share data)
Outstanding at December 31, 2019	134	$55.82
Granted	99	82.17
Vested	(73)	50.54
Forfeited	(5)	81.72
Outstanding and unvested at December 31, 2020	155	$74.26
The weighted-average grant date fair value per share of PSUs granted during the years ended December 31, 2020, 2019, and 2018 was $82.17, $73.38, and $38.03, respectively. The total fair value of PSUs that vested in the years ended December 31, 2020, 2019, and 2018 was $3.7 million, $3.5 million, and $3.2 million, respectively.
As of December 31, 2020, total unrecognized compensation cost related to PSUs was approximately $5.6 million, which is expected to be recognized over the remaining weighted-average period of 1.4 years.
Summary of Shares Reserved for Future Issuance under Equity Incentive Plans
The Company had the following ordinary shares reserved for future issuance under its equity incentive plans as of December 31, 2020:

Number of Shares

(In thousands)
Share options outstanding	3,932
Non-vested restricted stock awards	756
Shares authorized for future issuance	1,250
ESPP shares available for future issuance	1,206
Total shares reserved for future issuance	7,144
401(k) Plan
The Company has established a pre-tax savings plan under Section 401(k) of the Internal Revenue Code of 1986, as amended. The 401(k) Plan allows eligible employees in the United States to voluntarily contribute a portion of their pre-tax salary, subject to a maximum limit specified in the Internal Revenue Code. The Company matches 50% of employee contributions up to $3,000, annually. The Company’s contributions under this plan were $5.7 million, $5.1 million, and $4.6 million in the years ended December 31, 2020, 2019, and 2018, respectively.
Note 15. Stock Repurchase Program
On August 2, 2016, the Company’s Board of Directors (the “Board”) authorized a stock repurchase program providing for the repurchase of up to $50.0 million of the Company’s common stock (the “2016 Repurchase Program”). The 2016 Repurchase Program is in addition to the stock repurchase program approved by the Board on November 4, 2014 providing for the repurchase of up to $50.0 million of the Company’s common stock (the “2014 Repurchase Program”). As of December 31, 2020, the maximum dollar value of shares that may yet be purchased under the two repurchase programs was $54.9 million.
The timing, price, and volume of repurchases are to be based on market conditions, relevant securities laws, and other factors. The stock repurchases may be made from time to time on the open market, in privately negotiated transactions, or pursuant to a Rule 10b-18 plan, subject to the terms and conditions of that certain A&R Credit Agreement, as amended. The stock repurchase programs do not obligate the Company to repurchase any specific number of shares, and the Company may terminate or suspend the repurchase programs at any time.
On September 17, 2020, the Board authorized a one-time stock repurchase transaction providing for the repurchase of up to $75.0 million of the Company’s common stock in privately negotiated transactions concurrently with the issuance of the Notes, described in Note 10, Convertible Senior Notes. In September 2020, the Company repurchased 749,300 shares of its common stock from purchasers of the Notes in the offering in privately negotiated transactions effected through one of the initial purchasers or its affiliate at an average price of $70.78 per share for an aggregate purchase price of approximately $53.0 million. There will be no further repurchases under this one-time authorization.
During the years ended December 31, 2020, 2019, and 2018, the Company did not repurchase any of its outstanding common stock, including under the 2014 Repurchase Program or the 2016 Repurchase Program, other than the separately-authorized one-time stock repurchase concurrent with the offering of the Notes in September 2020.
Note 16.    Equity Offerings
On November 3, 2017, the Company entered into a Distribution Agreement (the “Distribution Agreement”) with J.P. Morgan Securities LLC, Wells Fargo Securities, LLC, and HSBC Securities (USA) Inc., as its sales agents, pursuant to which the Company was able to offer and sell from time to time through the sales agents up to $125.0 million maximum aggregate offering price of the Company’s common stock. Sales of the common stock pursuant to the Distribution Agreement may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, including sales made directly on the Nasdaq Stock Market, or sales made to or through a market maker other than on an exchange.
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
For the year ended December 31, 2020, the Company did not sell any of its common stock under the Distribution Agreement.
The registration statement under which the shares that could have been sold pursuant to the Distribution Agreement expired on November 3, 2020, and, accordingly, no additional sales will be made pursuant to the Distribution Agreement.
Note 17.     Income Taxes
The following is a geographical breakdown of income (loss) before the provision for income taxes:

	Year Ended December 31,
	2020	2019	2018

	(In thousands)
Domestic	$34,714	$81,641	$46,528
Foreign	(5,365)	(7,708)	(10,912)
Income (loss) before provision for income taxes	$29,349	$73,933	$35,616
The provision for (benefit from) income taxes consisted of the following:

	Year Ended December 31,
	2020	2019	2018

	(In thousands)
Current:
Federal	$1,874	$8,006	$1,404
State	1,733	4,549	1,832
Foreign	647	1,240	768
Total current income taxes	4,254	13,795	4,004
Deferred:
Federal	(3,868)	(1,292)	5,455
State	(2,494)	(1,609)	(909)
Foreign	(737)	1,701	(10,663)
Total deferred income taxes	(7,099)	(1,200)	(6,117)
Total provision for (benefit from) income taxes	$(2,845)	$12,595	$(2,113)

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory federal tax rate as follows:

	Year Ended December 31,
	2020	2019	2018

	(In thousands)
U.S. federal tax provision at statutory rate	$6,163	$15,525	$7,479
State taxes	(601)	2,258	651
Section 162(m) limitation	2,550	2,279	738
Non-deductible expenses	325	619	686
Uncertain tax positions	(394)	(2,472)	(412)
Share-based compensation tax benefit	(6,929)	(7,892)	(4,005)
Research tax credits	(4,038)	(3,805)	(3,230)
Restructuring impact	—	7,432	(4,205)
Foreign derived intangible income deduction	(204)	(449)	(349)
Foreign rate differential	(102)	(1,424)	561
Other	385	524	(27)
Total provision for (benefit from) income taxes	$(2,845)	$12,595	$(2,113)
As a result of global operational centralization activities during the year ended December 31, 2018, the Company recognized $4.2 million of tax benefit associated with making a check-the-box election to treat Aesynt Holding Coöperatief U.A. (Netherlands) as the U.S. disregarded entity beginning in the first quarter of 2018. Subsequently, during the year ended December 31, 2019, the Company recognized gain on the sale of certain intellectual property rights by Aesynt B.V. to Omnicell, Inc. and by Mach4 Automatisierungstechnik GmbH ("Mach4") to Omnicell, Inc., which resulted in a tax expense, net of tax benefit, of $7.4 million. As the Company continued with global operational centralization activities during the year ended December 31, 2020, Aesynt B.V. merged with and into Aesynt Holding B.V., with Aesynt Holding B.V. surviving and changing its name to Omnicell B.V., Aesynt Holding Coöperatief U.A. liquidated into Omnicell, Inc., and Omnicell GmbH merged with and into Mach4, with Mach4 surviving and changing its name to Omnicell GmbH. During the year ended December 31, 2020, the Company also recognized a gain on Omnicell Limited’s transferring shares of Omnicell GmbH to Omnicell International, LLC, which resulted in an immaterial tax expense.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law in response to the COVID-19 pandemic. The CARES Act, among other provisions, includes provisions related to refundable payroll tax credits, deferment of the employer portion of certain payroll taxes, net operating losses carryback periods, alternative minimum tax credit refunds, modification to the net interest expense deduction limitation, and technical amendments to tax depreciation methods for qualified improvement property placed in service after December 31, 2017. The provisions of the CARES Act did not have a material impact on the Company’s income taxes.

Significant components of the Company’s deferred tax assets (liabilities) were as follows:

	December 31,
	2020	2019

	(In thousands)
Deferred tax assets (liabilities):
Deferred revenues	$5,910	$4,129
Share-based compensation	8,094	6,483
Inventory-related items	4,953	3,507
Tax credit carryforwards	12,105	13,472
Reserves and accruals	8,160	5,712
Loss carryforwards	8,461	9,484
Lease liability	15,465	15,471
Other, net	1,578	543
Gross deferred tax assets	64,726	58,801
Valuation allowance	(1,199)	(1,186)
Total net deferred tax assets	63,527	57,615

Intangibles	(22,010)	(18,941)
Depreciation and amortization	(36,528)	(35,941)
Prepaid expenses	(15,654)	(13,395)
Right-of-use assets	(13,949)	(14,286)
Total deferred tax liabilities	(88,141)	(82,563)

Net deferred tax liabilities	$(24,614)	$(24,948)
Deferred income tax assets (liabilities) are provided for temporary differences that will result in future tax deductions or future taxable income, as well as the future benefit of tax credit carryforwards. The Company recognizes deferred tax assets to the extent that it believes these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing temporary differences, projected future taxable income, tax planning strategies, and results of recent operations. On the basis of this evaluation, as of December 31, 2020, $1.2 million of valuation allowance was recorded on certain foreign net operating losses carried forward, as the Company believes that such deferred tax assets are not more likely than not to be realized.
As of December 31, 2020, the Company had $6.0 million of state net operating loss carryforwards expiring at various dates beginning in 2024, and $29.7 million of foreign net operating losses carried forward indefinitely. For income tax purposes, the Company has federal and California research tax credits carryforwards of $1.3 million and $17.0 million, respectively. Federal research tax credit carryforwards from prior years will begin to expire in 2035. California credits are available indefinitely to reduce cash taxes payable.
It is the Company's practice and intention to reinvest the earnings of its non-U.S. subsidiaries in those operations. As of December 31, 2020, the Company has not made a provision for U.S. federal income, withholding, and state income taxes on the outside basis difference related to certain foreign subsidiaries because earnings are intended to be indefinitely reinvested in operations outside the U.S.
The Company files income tax returns in the United States and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities, including major jurisdictions such as the United States, Germany, Italy, Netherlands, and the United Kingdom. With few exceptions, as of December 31, 2020, the Company was no longer subject to U.S., state, and foreign examination for years before 2017, 2016, and 2016, respectively.

The aggregate change in the balance of gross unrecognized tax benefits, which excludes interest and penalties, for the three years ended December 31, 2020 was as follows:

(In thousands)
Balance as of December 31, 2017	$10,741
Increases related to tax positions taken during a prior period	19
Decreases related to tax positions taken during the prior period	(1,257)
Increases related to tax positions taken during the current period	870
Decreases related to settlements	—
Decreases related to expiration of statute of limitations	(412)
Balance as of December 31, 2018	9,961
Increases related to tax positions taken during a prior period	10
Decreases related to tax positions taken during the prior period	(6)
Increases related to tax positions taken during the current period	9,282
Decreases related to settlements	—
Decreases related to expiration of statute of limitations	(2,472)
Balance as of December 31, 2019	16,775
Increases related to tax positions taken during a prior period	88
Decreases related to tax positions taken during the prior period	—
Increases related to tax positions taken during the current period	2,294
Decreases related to settlements	—
Decreases related to expiration of statute of limitations	(911)
Balance as of December 31, 2020	$18,246
The total amounts of gross unrecognized tax benefit that, if realized, would favorably affect the Company's effective income tax rate in future periods, was $18.2 million and $16.8 million as of December 31, 2020 and 2019, respectively. The Company recognizes interest and/or penalties related to uncertain tax positions in interest and other income (expense), net in the Consolidated Statements of Operations, accruing $0.4 million, $0.5 million, and $0.5 million for the years ended December 31, 2020, 2019, and 2018, respectively. Accrued interest and penalties are included within other long-term liabilities on the Consolidated Balance Sheets. The combined amount of cumulative accrued interest and penalties was approximately $1.4 million, $1.0 million, and $1.4 million for the years ended December 31, 2020, 2019, and 2018, respectively. The Company does not believe there will be any significant changes in its unrecognized tax positions over the next twelve months.
Note 18.    Restructuring Expenses
In the first quarter of 2020, the Company announced a company-wide organizational realignment initiative in order to more effectively align its organizational infrastructure and operations with the strategic vision of the autonomous pharmacy. In the second quarter of 2020, the Company continued its organizational realignment initiative, as well as initiated a restructuring plan to help mitigate the adverse impact of the COVID-19 pandemic on its business and financial results. During the year ended December 31, 2020, the Company incurred and accrued $10.0 million of employee severance costs and related expenses. As of December 31, 2020, the unpaid balance related to this restructuring plan was $0.6 million.
In the fourth quarter of 2018, the Company announced a company-wide organizational realignment initiative in order to align its organizational infrastructure for future expected growth. During the year ended December 31, 2018, the Company accrued and paid out $1.3 million of restructuring expenses, which includes severance and consulting-related expenses.
On March 2, 2018, the Company initiated the realignment of its Automation and Analytics commercial group in North America and France. During the year ended December 31, 2018, the Company accrued and paid out $3.0 million of employee severance costs and related expenses.

The following table summarizes the total restructuring expenses recognized in the Company’s Consolidated Statements of Operations for the years ended December 31, 2020, 2019, and 2018:

	Year Ended December 31,
	2020	2019	2018

	(In thousands)
Cost of product and service revenues	$2,564	$—	$186
Research and development	3,716	—	—
Selling, general, and administrative	3,681	—	4,160
Total restructuring expenses	$9,961	$—	$4,346

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period (1)	Charged (Credited) to Costs and Expenses (2)	Debited (Credited) to Other Accounts (3)	Amounts Written Off (4)	Other Adjustments (5)	Balance at End of Period (1)

	(In thousands)
Year ended December 31, 2018
Accounts receivable and unbilled receivables	$5,738	$(127)	$12	$(3,010)	$(31)	$2,582
Long-term unbilled receivables	—	—	—	—	—	—
Net investment in sales-type leases	192	10	12	—	—	214
Total allowances deducted from assets	$5,930	$(117)	$24	$(3,010)	$(31)	$2,796

Year ended December 31, 2019
Accounts receivable and unbilled receivables	$2,582	$2,488	$—	$(1,986)	$143	$3,227
Long-term unbilled receivables	—	—	—	—	—	—
Net investment in sales-type leases	214	11	—	—	—	225
Total allowances deducted from assets	$2,796	$2,499	$—	$(1,986)	$143	$3,452

Year ended December 31, 2020
Accounts receivable and unbilled receivables	$3,227	$1,095	$—	$(535)	$499	$4,286
Long-term unbilled receivables	—	—	—	—	30	30
Net investment in sales-type leases	225	40	—	—	—	265
Total allowances deducted from assets	$3,452	$1,135	$—	$(535)	$529	$4,581
__________________________________________________
(1)Allowance for credit losses.
(2)Represents amounts charged and credited for provisions for credit losses.
(3)Represents amounts debited to receivables as recoveries, increasing the allowance.
(4)Represents amounts written off from the allowance and receivable.
(5)Represents other adjustments, such as foreign currency translation, adoption of new accounting guidance, and purchase price accounting adjustments in connection with acquisitions.

INDEX TO EXHIBITS

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

2.1	Securities Purchase Agreement, dated October 29, 2015, by and among Omnicell International, Inc., Omnicell, Inc., Aesynt Holding, L.P., Aesynt, Ltd., and Aesynt Holding Coöperatief U.A.	8-K	000-33043	2.1	10/29/2015

2.2	Stock Purchase Agreement, dated November 28, 2016, among Omnicell, Inc., Ateb, Inc., Ateb Canada Ltd., the related stockholders and optionholders, and the stockholders' agent	8-K	000-33043	2.1	11/29/2016

2.3	Equity Purchase Agreement, dated August 11, 2020, by and among Omnicell, Inc., PSGH, LLC, BW Apothecary Holdings, LLC, the sellers identified therein and the sellers’ representative	8-K	000-33043	2.1	8/12/2020

2.4	Amendment No. 1, dated October 1, 2020, to Equity Purchase Agreement, by and among Omnicell, Inc. and the sellers’ representative	10-Q	000-33043	2.2	10/30/2020

3.1	Amended and Restated Certificate of Incorporation of Omnicell, Inc.	10-Q	000-33043	3.1	9/20/2001

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Omnicell, Inc.	10-Q	000-33043	3.2	8/9/2010

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock	10-K	000-33043	3.2	3/28/2003

3.4	Second Amended and Restated Bylaws of Omnicell, Inc.	8-K	000-33043	3.1	8/12/2020

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, and 3.4

4.2	Form of Common Stock Certificate	S-1/A	333-57024	4.1	7/24/2001

4.3	Description of Omnicell, Inc.'s Securities Registered Pursuant to Section 12 of the Exchange Act	10-K	000-33043	4.7	2/26/2020

4.4	Indenture, dated as of September 25, 2020, by and between Omnicell, Inc. and U.S. Bank National Association, as Trustee	8-K	000-33043	4.1	9/25/2020

4.5	Form of Global Note, representing Omnicell, Inc.’s 0.25% Convertible Senior Notes due 2025 (included as Exhibit A to the Indenture filed as Exhibit 4.4)	8-K	000-33043	4.2	9/25/2020

10.1*	Amended and Restated 1997 Employee Stock Purchase Plan, as amended	S-8	333-205465	99.2	7/2/2015

10.2*	2009 Equity Incentive Plan, as amended	S-8	333-231669	99.1	5/22/2019

10.3*	Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement for 2009 Equity Incentive Plan, as amended	10-K	000-33043	10.17	3/11/2011

10.4*	Form of Restricted Stock Unit Award Agreement for the 2009 Equity Incentive Plan, as amended	10-Q	000-33043	10.4	8/9/2012

10.5*	Form of Performance Cash Award Grant Notice and Form of Performance Cash Award Agreement for the 2009 Equity Incentive Plan, as amended	10-Q	000-33043	10.5	8/9/2012

10.6*	Form of Restricted Stock Bonus Grant Notice and Form of Restricted Stock Bonus Agreement for 2009 Equity Incentive Plan, as amended	S-8	333-225179	99.4	5/24/2018

10.7*	Form of Option Grant Notice and Form of Option Agreement for 2009 Equity Incentive Plan, as amended	8-K	000-33043	10.1	3/8/2019

10.8*	Form of Option Grant Notice and Form of Global Option Agreement for 2009 Equity Incentive Plan, as amended	10-Q	000-33043	10.1	7/31/2020

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.9*+	Form of Restricted Stock Unit Grant Notice and Form of Global Restricted Stock Unit Award Agreement for 2009 Equity Incentive Plan, as amended (July 2020)

10.10*+	Form of Restricted Stock Unit Grant Notice and Form of Global Restricted Stock Unit Award Agreement for 2009 Equity Incentive Plan, as amended (February 2021)

10.11*	Omnicell, Inc. 2010 Quarterly Executive Bonus Plan	8-K	000-33043	10.1	3/17/2010

10.12*	Omnicell, Inc. Amended and Restated Severance Benefit Plan effective as of March 7, 2017	10-Q	000-33043	10.1	5/5/2017

10.13*	Omnicell, Inc. Board of Directors Compensation Plan	10-K	000-33043	10.34	2/26/2020

10.14*	Form of Director and Officer Indemnity Agreement	S-1	333-57024	10.12	3/14/2001

10.15*	Amended and Restated Executive Officer Change of Control Agreement	10-Q	000-33043	10.4	11/6/2015

10.16*	Employment Agreement, dated October 31, 2003, between Omnicell, Inc. and Dan S. Johnston	10-K	000-33043	10.26	3/8/2004

10.17*	Addendum to Offer Letter, dated December 30, 2010, between Omnicell, Inc. and Dan S. Johnston	10-K	000-33043	10.14	3/11/2011

10.18*	Employment Agreement, dated October 17, 2008, between Omnicell, Inc. and Nhat H. Ngo	10-K	000-33043	10.29	2/24/2009

10.19*	Offer letter between Omnicell, Inc. and Peter J. Kuipers dated August 11, 2015	10-Q	000-33043	10.3	11/6/2015

10.20*	Offer Letter between Omnicell, Inc. and Scott P. Seidelmann, dated March 29, 2018	10-K	000-33043	10.41	2/27/2019

10.21	Lease Agreement, dated October 20, 2011, between Middlefield Station Associates, LLC and Omnicell, Inc.	10-K	000-33043	10.9	3/8/2012

10.22+	First Amendment to Lease, dated September 28, 2012, by and between Middlefield Station Associates, LLC and Omnicell, Inc.

10.23	Lease Agreement, dated December 21, 2001, by and between TC Northeast Metro, Inc. and Aesynt Incorporated (formerly McKesson Automation Inc.)	10-Q	000-33043	10.3	5/6/2016

10.24+	First Amendment to Lease, dated April 8, 2005, by and between Multi-Employer Property Trust and Aesynt Incorporated (formerly McKesson Automation Inc.)

10.25+	Second Amendment to Lease, dated April 21, 2008, by and between NewTower Trust Company Multi-Employer Property Trust and Aesynt Incorporated (formerly McKesson Automation Inc.)

10.26+	Third Amendment to Lease, dated January 11, 2011, between Cranberry Cochran Road, L.P., et al. and Aesynt Incorporated (formerly McKesson Automation Inc.)

10.27+	Fourth Amendment to Lease, dated October 29, 2013, between McKnight Cranberry III, L.P. and Aesynt Incorporated (formerly McKesson Automation Inc.)

10.28	Fifth Amendment to Lease, dated April 28, 2017, between McKnight Cranberry III, L.P. and Aesynt Incorporated	10-Q	000-33043	10.3	5/5/2017

10.29	Sixth Amendment to Lease, dated November 11, 2019, between McKnight Cranberry III, L.P. and Aesynt Incorporated	10-K	000-33043	10.39	2/26/2020

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.30	Distribution Agreement, dated November 3, 2017, among Omnicell, Inc. and J.P. Morgan Securities LLC, Wells Fargo Securities, LLC, and HSBC Securities (USA) Inc.	8-K	000-33043	1.1	11/3/2017

10.31	Amended and Restated Credit Agreement, dated as of November 15, 2019, by and among Omnicell, Inc., the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent	8-K	000-33043	10.1	11/18/2019

10.32	First Amendment to Amended and Restated Credit Agreement, dated as of September 22, 2020, by and among Omnicell, Inc., the subsidiary guarantors party thereto, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent	8-K	000-33043	10.1	9/22/2020

10.33	Form of Convertible Note Hedge Confirmation	8-K	000-33043	10.1	9/25/2020

10.34	Form of Warrant Confirmation	8-K	000-33043	10.2	9/25/2020

21.1+	Subsidiaries of the Registrant

23.1+	Consent of Independent Registered Public Accounting Firm

24.1+	Power of Attorney (included on the signature pages hereto)

31.1+	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

31.2+	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

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

OMNICELL, INC.
Date:	February 24, 2021	By:	/s/ PETER J. KUIPERS
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

Signature	Title	Date

/s/ RANDALL A. LIPPS	Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)	February 24, 2021
Randall A. Lipps

/s/ PETER J. KUIPERS	Executive Vice President & Chief Financial Officer (Principal Financial Officer)	February 24, 2021
Peter J. Kuipers

/s/ JOSEPH B. SPEARS	Senior Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	February 24, 2021
Joseph B. Spears

/s/ JOANNE B. BAUER		February 24, 2021
Joanne B. Bauer	Director

/s/ JAMES T. JUDSON		February 24, 2021
James T. Judson	Director

/s/ VANCE B. MOORE		February 24, 2021
Vance B. Moore	Director

/s/ MARK W. PARRISH		February 24, 2021
Mark W. Parrish	Director

/s/ ROBIN G. SEIM		February 24, 2021
Robin G. Seim	Director

/s/ BRUCE E. SCOTT		February 24, 2021
Bruce E. Scott	Director

/s/ BRUCE D. SMITH		February 24, 2021
Bruce D. Smith	Director

/s/ SARA J. WHITE		February 24, 2021
Sara J. White	Director

S-1