Form 10-Q
period 2021-03-31
OMNICELL, Inc
filed 2021-05-04
CIK 926326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of April 27, 2021, there were 43,189,924 shares of the registrant’s common stock, $0.001 par value, outstanding.

OMNICELL, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
OMNICELL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2021	December 31, 2020

	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$548,055	$485,928
Accounts receivable and unbilled receivables, net of allowances of $5,518 and $4,286, respectively	205,658	190,117
Inventories	96,208	96,298
Prepaid expenses	17,122	16,027
Other current assets	36,956	41,044
Total current assets	903,999	829,414
Property and equipment, net	60,538	59,073
Long-term investment in sales-type leases, net	21,255	22,156
Operating lease right-of-use assets	51,922	55,114
Goodwill	499,065	499,309
Intangible assets, net	161,816	168,211
Long-term deferred tax assets	15,376	15,019
Prepaid commissions	54,209	56,919
Other long-term assets	118,443	119,289
Total assets	$1,886,623	$1,824,504

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$50,759	$40,309
Accrued compensation	37,851	55,750
Accrued liabilities	84,075	80,311
Deferred revenues, net	119,588	100,053
Total current liabilities	292,273	276,423
Long-term deferred revenues	7,887	5,673
Long-term deferred tax liabilities	39,128	39,633
Long-term operating lease liabilities	45,435	48,897
Other long-term liabilities	18,542	19,174
Convertible senior notes, net	472,347	467,201
Total liabilities	875,612	857,001
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value, 100,000 shares authorized; 53,065 and 52,677 shares issued; 43,171 and 42,783 shares outstanding, respectively	53	53
Treasury stock at cost, 9,894 outstanding, respectively	(238,109)	(238,109)
Additional paid-in capital	950,361	920,359
Retained earnings	304,849	290,722
Accumulated other comprehensive loss	(6,143)	(5,522)
Total stockholders’ equity	1,011,011	967,503
Total liabilities and stockholders’ equity	$1,886,623	$1,824,504
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2021	2020

	(In thousands, except per share data)
Revenues:
Product revenues	$178,125	$170,073
Services and other revenues	73,718	59,613
Total revenues	251,843	229,686
Cost of revenues:
Cost of product revenues	92,627	90,272
Cost of services and other revenues	36,933	29,792
Total cost of revenues	129,560	120,064
Gross profit	122,283	109,622
Operating expenses:
Research and development	16,080	18,652
Selling, general, and administrative	86,593	78,819
Total operating expenses	102,673	97,471
Income from operations	19,610	12,151
Interest and other income (expense), net	(6,691)	(822)
Income before provision for income taxes	12,919	11,329
Provision for (benefit from) income taxes	(1,208)	18
Net income	$14,127	$11,311
Net income per share:
Basic	$0.33	$0.27
Diluted	$0.30	$0.26
Weighted-average shares outstanding:
Basic	42,962	42,357
Diluted	46,367	43,621
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2021	2020

	(In thousands)
Net income	$14,127	$11,311
Other comprehensive loss:
Foreign currency translation adjustments	(621)	(4,694)
Other comprehensive loss	(621)	(4,694)
Comprehensive income	$13,506	$6,617
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
	Shares	Amount	Shares	Amount

	(In thousands)
Balances as of December 31, 2020	52,677	$53	(9,894)	$(238,109)	$920,359	$290,722	$(5,522)	$967,503
Net income	—	—	—	—	—	14,127	—	14,127
Other comprehensive loss	—	—	—	—	—	—	(621)	(621)
Share-based compensation	—	—	—	—	11,772	—	—	11,772
Issuance of common stock under employee stock plans	388	—	—	—	20,826	—	—	20,826
Tax payments related to restricted stock units	—	—	—	—	(2,596)	—	—	(2,596)
Balances as of March 31, 2021	53,065	$53	(9,894)	$(238,109)	$950,361	$304,849	$(6,143)	$1,011,011

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
	Shares	Amount	Shares	Amount

	(In thousands)
Balances as of December 31, 2019	51,277	$51	(9,145)	$(185,074)	$780,931	$258,792	$(9,446)	$845,254
Net income	—	—	—	—	—	11,311	—	11,311
Other comprehensive loss	—	—	—	—	—	—	(4,694)	(4,694)
Share-based compensation	—	—	—	—	10,659	—	—	10,659
Issuance of common stock under employee stock plans	474	1	—	—	17,658	—	—	17,659
Tax payments related to restricted stock units	—	—	—	—	(1,425)	—	—	(1,425)
Cumulative effect of a change in accounting principle related to credit losses	—	—	—	—	—	(264)	—	(264)
Balances as of March 31, 2020	51,751	$52	(9,145)	$(185,074)	$807,823	$269,839	$(14,140)	$878,500
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2021	2020

	(In thousands)
Operating Activities
Net income	$14,127	$11,311
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,575	14,043
Share-based compensation expense	11,772	10,659
Deferred income taxes	(862)	(1,149)
Amortization of operating lease right-of-use assets	2,895	2,682
Amortization of debt issuance costs	849	241
Amortization of discount on convertible senior notes	4,571	—
Changes in operating assets and liabilities:
Accounts receivable and unbilled receivables	(15,427)	(16,052)
Inventories	(1,035)	(5,734)
Prepaid expenses	(1,095)	323
Other current assets	3,128	968
Investment in sales-type leases	925	(268)
Prepaid commissions	2,710	2,881
Other long-term assets	2,177	(2,844)
Accounts payable	10,368	208
Accrued compensation	(17,899)	(9,165)
Accrued liabilities	4,661	2,734
Deferred revenues	21,749	16,868
Operating lease liabilities	(3,142)	(2,784)
Other long-term liabilities	(632)	309
Net cash provided by operating activities	57,415	25,231
Investing Activities
Software development for external use	(8,043)	(10,602)
Purchases of property and equipment	(5,089)	(3,173)
Net cash used in investing activities	(13,132)	(13,775)
Financing Activities
Repayment of revolving credit facility	—	(50,000)
Proceeds from issuances under stock-based compensation plans	20,826	17,659
Employees’ taxes paid related to restricted stock units	(2,596)	(1,425)
Change in customer funds, net	(2,631)	—
Net cash provided by (used in) financing activities	15,599	(33,766)
Effect of exchange rate changes on cash and cash equivalents	(386)	(820)
Net increase (decrease) in cash, cash equivalents, and restricted cash	59,496	(23,130)
Cash, cash equivalents, and restricted cash at beginning of period	489,920	127,210
Cash, cash equivalents, and restricted cash at end of period	$549,416	$104,080
Reconciliation of cash, cash equivalents, and restricted cash to the Condensed Consolidated Balance Sheets:
Cash and cash equivalents	$548,055	$104,080
Restricted cash included in Other current assets	1,361	—
Cash, cash equivalents, and restricted cash at end of period	$549,416	$104,080
Supplemental disclosure of non-cash activities
Unpaid purchases of property and equipment	$487	$944
Transfers between inventory and property and equipment, net	$1,269	$—
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

OMNICELL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1. Organization and Summary of Significant Accounting Policies
Business
Omnicell, Inc. was incorporated in California in 1992 under the name Omnicell Technologies, Inc. and reincorporated in Delaware in 2001 as Omnicell, Inc. The Company’s major products and related services are medication management automation solutions and adherence tools for healthcare systems and pharmacies, which are sold in its principal market, the healthcare industry. The Company’s market is primarily located in the United States and Europe. “Omnicell” or the “Company” collectively refer to Omnicell, Inc. and its subsidiaries.
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the financial position of the Company as of March 31, 2021 and December 31, 2020, and the results of operations, comprehensive income, and cash flows for the three months ended March 31, 2021 and 2020. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) have been condensed or omitted in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying Notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 24, 2021, except as discussed in the section entitled “Recently Adopted Authoritative Guidance” below. The Company’s results of operations, comprehensive income, and cash flows for the three months ended March 31, 2021 are not necessarily indicative of results that may be expected for the year ending December 31, 2021, or for any future period.
Principles of Consolidation
The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Reclassifications and Adjustments
Certain prior-year amounts have been reclassified to conform with current-period presentation. This reclassification was a change in the presentation of certain items in the disaggregation of revenues for the three months ended March 31, 2020 in Note 3, Revenues. This change was not deemed material and was included to conform with current-period classification and presentation.
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
The Company’s critical accounting policies are those that affect its financial statements materially and involve difficult, subjective, or complex judgments by management. As of March 31, 2021, the Company is not aware of any events or circumstances that would require an update to its estimates, judgments, or revisions to the carrying value of its assets or liabilities.
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

Recently Adopted Authoritative Guidance
In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The update simplifies the accounting for income taxes by removing certain exceptions to the general principles in Accounting Standards Codification (“ASC”) 740, Income Taxes, as well as improves consistent application of and simplifies the guidance for other areas of ASC 740 by clarifying and amending existing guidance. The Company adopted ASU 2019-12 on January 1, 2021 on a prospective basis. The adoption of this guidance did not have a material impact on the Company’s Condensed Consolidated Financial Statements.
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
Note 2. Business Combinations
340B Link Business Acquisition
On October 1, 2020, the Company completed the acquisition of all of the outstanding equity of the 340B Link business (the “340B Link Business”) of Pharmaceutical Strategies Group, LLC pursuant to the terms and conditions of the Equity Purchase Agreement, dated August 11, 2020, as amended, by and among the Company, PSGH, LLC, BW Apothecary Holdings, LLC, the sellers identified therein and the sellers’ representative for total cash consideration of $225.0 million. The 340B Link Business acquisition adds a comprehensive and differentiated suite of software-enabled services and solutions used by certain eligible hospitals, health systems, clinics, and entities to manage compliance and capture 340B drug cost savings on outpatient prescriptions filled through the eligible entity’s pharmacy or a contracted pharmacy partner. The results of the 340B Link Business's operations have been included in the Company's consolidated results of operations, commencing as of the acquisition date.

The Company accounted for the acquisition of the 340B Link Business in accordance with ASC 805, Business Combinations. The tangible and intangible assets acquired and liabilities assumed were recorded at fair value on the acquisition date. The preliminary fair values assume management's best estimates based on information available at the acquisition date and may change over the measurement period, which will end no later than one year from the acquisition date, as additional information is received. The following table represents the preliminary allocation of the purchase price to the assets acquired and the liabilities assumed by the Company as part of the acquisition included in the Company's Condensed Consolidated Balance Sheets, and is reconciled to the purchase price transferred:

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
The $161.1 million of goodwill arising from the 340B Link Business acquisition is primarily attributed to sales of future software-enabled services and solutions and the 340B Link Business’s assembled workforce. Goodwill that is expected to be deductible for tax purposes is approximately $93.9 million.
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
The customer relationships intangible asset represents the fair value of the underlying relationships and agreements with the 340B Link Business’s customers. The acquired technology intangible asset represents the fair value of the 340B Link Business's portfolio of software and solutions that have reached technological feasibility and were part of the 340B Link Business’s offerings at the date of acquisition. The trade names intangible asset represents the fair value of brand and name recognition associated with the marketing of the 340B Link Business's software-enabled services and solutions. The non-compete agreements intangible asset represents the fair value of non-compete agreements with former key members of the 340B Link Business's management.
The fair value of the customer relationships intangible asset was determined based on the excess earnings method; the fair values of the acquired technology and trade names intangible assets were determined based on the relief-from-royalty method; and the fair value of the non-compete agreements intangible asset was determined based on the lost profits method. The key assumptions used in estimating the fair values of intangible assets included forecasted financial information; customer attrition rates; royalty rates of 10.0% and 0.5% for the acquired technology and trade names intangible assets, respectively; a discount rate of 14.0% for all intangible assets; and certain other assumptions.
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
Pro Forma Financial Information
The following table presents certain unaudited pro forma information for illustrative purposes only, for the three months ended March 31, 2020 as if this acquisition had been completed on January 1, 2019. The pro forma information is not indicative of what would have occurred had the acquisition taken place on January 1, 2019. The unaudited pro forma information combines the historical results of the acquisition with the Company’s consolidated historical results and includes certain adjustments including, but not limited to, amortization and depreciation of intangible assets and property and equipment acquired; imputed interest, interest expense, and amortization of debt issuance costs for the indebtedness incurred to complete the acquisition; and acquisition-related costs incurred.

Three Months Ended
March 31, 2020

(In thousands, except per share data)
Pro forma revenues	$238,647
Pro forma net income	$10,694
Note 3. Revenues
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
Software-as-a-service (“SaaS”), subscription software, and technology-enabled services. Emerging software and service solutions which are offered on a subscription basis with fees typically based either on transaction volume or a fee over a specified period of time. Solutions in this category include, but are not limited to, EnlivenHealth™ (formerly Population Health Solutions), 340B solutions, and services associated with Omnicell One™ (formerly Performance Center), Central Pharmacy Dispensing Services, including the XR2 Automated Central Pharmacy system, and Central Pharmacy Compounding Services, including IV compounding automation solutions.

The following table summarizes revenue recognition for each revenue category:

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
A portion of the Company’s sales are made to customers who are members of Group Purchasing Organizations (“GPOs”) and Federal agencies that purchase under a Federal Supply Schedule contract with the Department of Veterans Affairs (the "GSA Contract"). GPOs are often owned fully or in part by the Company’s customers, and the Company pays fees to the GPO on completed contracts. The Company also pays the Industrial Funding Fee ("IFF") to the Department of Veterans Affairs under the GSA Contract. The Company considers these fees consideration paid to customers and records them as reductions to revenue. Fees to GPOs and the IFF were $3.4 million and $2.9 million for the three months ended March 31, 2021 and 2020, respectively.
Disaggregation of Revenues
The following table summarizes the Company’s revenues disaggregated by revenue type for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020

	(In thousands)
Connected devices, software licenses, and other	$159,718	$147,347
Technical services	50,860	49,519
Consumables	18,407	22,726
SaaS, subscription software, and technology-enabled services	22,858	10,094
Total revenues	$251,843	$229,686
The following table summarizes the Company’s revenues disaggregated by geographic region, which is determined based on customer location, for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020

	(In thousands)
United States	$224,276	$207,734
Rest of world (1)	27,567	21,952
Total revenues	$251,843	$229,686
_________________________________________________
(1)    No individual country represented more than 10% of total revenues.

Contract Assets and Contract Liabilities
The following table reflects the Company’s contract assets and contract liabilities:

	March 31, 2021	December 31, 2020

	(In thousands)
Short-term unbilled receivables, net (1)	$12,184	$13,895
Long-term unbilled receivables, net (2)	14,856	17,205
Total contract assets	$27,040	$31,100

Short-term deferred revenues, net	$119,588	$100,053
Long-term deferred revenues	7,887	5,673
Total contract liabilities	$127,475	$105,726
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
Short-term deferred revenues of $119.6 million and $100.1 million include deferred revenues from product sales and service contracts, net of deferred cost of sales of $20.8 million and $21.0 million, as of March 31, 2021 and December 31, 2020, respectively. The short-term deferred revenues from product sales relate to delivered and invoiced products, pending installation and acceptance, expected to occur within the next twelve months. During the three months ended March 31, 2021, the Company recognized revenues of $47.3 million that were included in the corresponding gross short-term deferred revenues balance of $121.1 million as of December 31, 2020.
Long-term deferred revenues include deferred revenues from product and service contracts of $7.9 million and $5.7 million as of March 31, 2021 and December 31, 2020, respectively. Remaining performance obligations are primarily recognized ratably over the remaining term of the contract, generally not more than ten years.
Significant Customers
There were no customers that accounted for more than 10% of the Company’s total revenues for the three months ended March 31, 2021 and 2020. Also, there were no customers that accounted for more than 10% of the Company’s accounts receivable balance as of March 31, 2021 and December 31, 2020.
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

The basic and diluted net income per share calculations for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
	2021	2020

	(In thousands, except per share data)
Net income	$14,127	$11,311
Weighted-average shares outstanding – basic	42,962	42,357
Effect of dilutive securities from stock award plans	1,980	1,264
Effect of convertible senior notes	1,425	—
Weighted-average shares outstanding – diluted	46,367	43,621

Net income per share – basic	$0.33	$0.27
Net income per share – diluted	$0.30	$0.26

Anti-dilutive weighted-average shares related to stock award plans	287	1,744
Anti-dilutive weighted-average shares related to warrants	5,908	—
Note 5. Cash and Cash Equivalents and Fair Value of Financial Instruments
Cash and cash equivalents of $548.1 million and $485.9 million as of March 31, 2021 and December 31, 2020, respectively, consisted of bank accounts and highly-liquid U.S. Government money market funds held in sweep accounts with major financial institutions. As of March 31, 2021 and December 31, 2020, cash equivalents were $502.3 million and $447.2 million, respectively, which consisted of money market funds held in sweep accounts.
Fair Value Hierarchy
The Company measures its financial instruments at fair value. The Company’s cash, cash equivalents, and restricted cash are classified within Level 1 of the fair value hierarchy as they are valued primarily using quoted market prices utilizing market observable inputs. The Company's credit facility is classified within Level 2 as the valuation inputs are based on quoted prices or market observable data of similar instruments. The Company's convertible senior notes are classified within Level 2 as the valuation inputs are based on quoted prices in an inactive market on the last day in the reporting period. As of March 31, 2021, the fair value of the convertible senior notes was $816.8 million, compared to their carrying value of $472.3 million, which is net of unamortized discount and debt issuance costs and excludes amounts classified within additional paid-in capital. Refer to Note 9, Debt and Credit Agreement, for further information regarding the Company’s credit facility and Note 10, Convertible Senior Notes, for further information regarding the Company’s convertible senior notes.

Note 6. Balance Sheet Components
Balance sheet details as of March 31, 2021 and December 31, 2020 are presented in the tables below:

	March 31, 2021	December 31, 2020

	(In thousands)
Inventories:
Raw materials	$30,331	$28,205
Work in process	6,961	7,973
Finished goods	58,916	60,120
Total inventories	$96,208	$96,298

Other current assets:
Funds held for customers, including restricted cash (1)	$17,228	$18,164
Net investment in sales-type leases, current portion	10,222	10,246
Prepaid income taxes	7,071	10,095
Other current assets	2,435	2,539
Total other current assets	$36,956	$41,044

Other long-term assets:
Capitalized software, net	$95,632	$94,027
Unbilled receivables, net	14,856	17,205
Deferred debt issuance costs	3,979	4,253
Other long-term assets	3,976	3,804
Total other long-term assets	$118,443	$119,289

Accrued liabilities:
Operating lease liabilities, current portion	$12,236	$12,197
Customer fund liabilities	17,228	18,164
Advance payments from customers	7,426	6,981
Rebates and lease buyouts	24,838	21,815
Group purchasing organization fees	4,802	4,412
Taxes payable	3,544	3,520
Other accrued liabilities	14,001	13,222
Total accrued liabilities	$84,075	$80,311
_________________________________________________
(1)    Includes restricted cash of $1.4 million and $4.0 million as of March 31, 2021 and December 31, 2020, respectively.
The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	Foreign currency translation adjustments	Foreign currency translation adjustments

	(In thousands)
Beginning balance	$(5,522)	$(9,446)
Other comprehensive loss	(621)	(4,694)
Ending balance	$(6,143)	$(14,140)

Note 7. Property and Equipment
The following table represents the property and equipment balances as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020

	(In thousands)
Equipment	$85,724	$81,034
Furniture and fixtures	7,422	7,498
Leasehold improvements	20,025	19,517
Software	51,992	50,230
Construction in progress	6,366	7,095
Property and equipment, gross	171,529	165,374
Accumulated depreciation and amortization	(110,991)	(106,301)
Total property and equipment, net	$60,538	$59,073
Depreciation and amortization expense of property and equipment was $4.8 million and $4.3 million for the three months ended March 31, 2021 and 2020, respectively.
The geographic location of the Company's property and equipment, net, is based on the physical location in which it is located. The following table summarizes the geographic information for property and equipment, net, as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020

	(In thousands)
United States	$55,227	$53,203
Rest of world (1)	5,311	5,870
Total property and equipment, net	$60,538	$59,073
_________________________________________________
(1)    No individual country represented more than 10% of total property and equipment, net.
Note 8. Goodwill and Intangible Assets
Goodwill
The following table represents changes in the carrying amount of goodwill:

	December 31, 2020	Additions	Foreign currency exchange rate fluctuations	March 31, 2021

	(In thousands)
Goodwill	$499,309	—	(244)	$499,065

Intangible Assets, Net
The carrying amounts and useful lives of intangible assets as of March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021
	Gross carrying amount	Accumulated amortization	Foreign currency exchange rate fluctuations	Net carrying amount	Useful life (years)

	(In thousands, except for years)
Customer relationships	$187,889	$(67,464)	$(816)	$119,609	10 - 30
Acquired technology	86,029	(47,600)	6	38,435	5 - 20
Backlog	1,150	(1,150)	—	—	4
Trade names	7,850	(5,985)	14	1,879	1 - 12
Patents	2,899	(1,507)	1	1,393	2 - 20
Non-compete agreements	600	(100)	—	500	3
Total intangibles assets, net	$286,417	$(123,806)	$(795)	$161,816

	December 31, 2020
	Gross carrying amount	Accumulated amortization	Foreign currency exchange rate fluctuations	Net carrying amount	Useful life (years)

	(In thousands, except for years)
Customer relationships	$187,889	$(64,254)	$(777)	$122,858	10 - 30
Acquired technology	86,029	(44,851)	6	41,184	5 - 20
Backlog	1,150	(1,078)	—	72	4
Trade names	7,850	(5,794)	14	2,070	1 - 12
Patents	2,930	(1,455)	2	1,477	2 - 20
Non-compete agreements	600	(50)	—	550	3
Total intangibles assets, net	$286,448	$(117,482)	$(755)	$168,211
Amortization expense of intangible assets was $6.3 million and $4.5 million for the three months ended March 31, 2021 and 2020, respectively.
The estimated future amortization expenses for amortizable intangible assets were as follows:

March 31, 2021

(In thousands)
Remaining nine months of 2021	$17,675
2022	21,167
2023	19,145
2024	12,856
2025	11,586
Thereafter	79,387
Total	$161,816

Note 9. Debt and Credit Agreement
2019 Revolving Credit Facility
On November 15, 2019, the Company entered into an Amended and Restated Credit Agreement (as subsequently amended as discussed below, the “A&R Credit Agreement”) with the lenders from time to time party thereto, Wells Fargo Securities, LLC, Citizens Bank, N.A., and JPMorgan Chase Bank, N.A., as joint lead arrangers and Wells Fargo Bank, National Association, as administrative agent. The A&R Credit Agreement superseded the Company’s 2016 secured credit facility (the “Prior Credit Agreement”) and provides for (a) a five-year revolving credit facility of $500.0 million (the “Revolving Credit

Facility”) and (b) an uncommitted incremental loan facility of up to $250.0 million (the “Incremental Facility”). In addition, the A&R Credit Agreement includes a letter of credit sub-limit of up to $15.0 million and a swing line loan sub-limit of up to $25.0 million. The A&R Credit Agreement has an expiration date of November 15, 2024, upon which date all remaining outstanding borrowings will be due and payable.
Loans under the Revolving Credit Facility bear interest, at the Company’s option, at a rate equal to either (a) the LIBOR Rate, plus an applicable margin ranging from 1.25% to 2.00% per annum based on the Company’s Consolidated Total Net Leverage Ratio (as defined in the A&R Credit Agreement), or (b) an alternate base rate equal to the highest of (i) the prime rate, (ii) the federal funds rate plus 0.50%, and (iii) LIBOR for an interest period of one month plus 1.00%, plus an applicable margin ranging from 0.25% to 1.00% per annum based on the Company’s Consolidated Total Net Leverage Ratio. Undrawn commitments under the Revolving Credit Facility are subject to a commitment fee ranging from 0.15% to 0.30% per annum based on the Company’s Consolidated Total Net Leverage Ratio on the average daily unused portion of the Revolving Credit Facility. The applicable margin for, and certain other terms of, any term loans under the Incremental Facility will be determined prior to the incurrence of such loans. The Company is permitted to make voluntary prepayments at any time without payment of a premium or penalty.
On September 22, 2020, the parties entered into an amendment (the “Amendment”) to the A&R Credit Agreement to, among other changes, permit the issuance of the convertible senior notes and the purchase of the convertible note hedge transactions, as described in Note 10, Convertible Senior Notes, expand the Company’s flexibility to repurchase its common stock and make other restricted payments, and replace the total net leverage covenant with a new secured net leverage covenant that requires the Company to maintain a consolidated secured net leverage ratio not to exceed 3.50:1 for the calendar quarters ending September 30, 2020, December 31, 2020, and March 31, 2021 and 3.00:1 for the calendar quarters ending thereafter.
The A&R Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, dividends, and other distributions. The A&R Credit Agreement contains financial covenants that require the Company and its subsidiaries to not exceed a maximum total secured net leverage ratio (as described above) and maintain a minimum interest coverage ratio. In addition, the A&R Credit Agreement contains certain customary events of default including, but not limited to, failure to pay interest, principal and fees, or other amounts when due, material misrepresentations or misstatements in any representation or warranty, covenant defaults, certain cross defaults to other material indebtedness, certain judgment defaults, and events of bankruptcy. The Company’s obligations under the A&R Credit Agreement and any swap obligations and banking services obligations owing to a lender (or an affiliate of a lender) are guaranteed by certain of its domestic subsidiaries and secured by substantially all of its and such subsidiary guarantors’ assets. In connection with entering into the A&R Credit Agreement, and as a condition precedent to borrowing loans thereunder, the Company and certain of the Company’s other direct and indirect subsidiaries have entered into certain ancillary agreements, including, but not limited to, a reaffirmation agreement, which amends certain terms of the existing collateral agreement and reaffirms their obligations under the existing guaranty agreement. The Company was in full compliance with all covenants as of March 31, 2021.
The refinancing of the Prior Credit Agreement by means of the A&R Credit Agreement was evaluated in accordance with ASC 470-50, Debt - Modifications and Extinguishments. In determining whether the refinancing was to be accounted for as a debt extinguishment or a debt modification, the Company considered whether lenders within the syndicate remained the same or changed and whether the changes in debt terms were substantial. This assessment was performed on an individual lender basis within the syndicate. As a result, the refinancing was accounted for as a modification with the exception of certain lenders that exited the syndicate. The exit of certain lenders resulted in an immaterial write-off of existing unamortized debt issuance costs. The remaining unamortized debt issuance costs related to debt modification, along with the new deferred costs, will be amortized over the remaining term of the A&R Credit Agreement.
In connection with the A&R Credit Agreement, the Company incurred and capitalized an additional $2.3 million of debt issuance costs. In connection with the Amendment on September 22, 2020, the Company incurred and capitalized an additional $0.6 million of debt issuance costs. The debt issuance costs are being amortized to interest expense using the straight-line method through 2024. Amortization expense related to debt issuance costs for credit agreements was approximately $0.3 million and $0.2 million for the three months ended March 31, 2021 and 2020, respectively.

The following table represents changes in the balance of the Company's deferred debt issuance costs:

(In thousands)
Balance as of December 31, 2020	$4,253
Additions	—
Amortization	(274)
Balance as of March 31, 2021	$3,979
As of each of March 31, 2021 and December 31, 2020, there was no outstanding balance for the Revolving Credit Facility.
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
During the three months ended March 31, 2021, the conditional conversion feature of the Notes was triggered, based on the price of the Company’s common stock, as the last reported sale price of the Company’s common stock was greater than or equal to 130% of the then applicable conversion price for the Notes for at least 20 trading days during the period of 30 consecutive trading days ending on March 31, 2021, the last trading day of the fiscal quarter. Accordingly, the Notes are convertible, in whole or in part, at the option of the holders during the second quarter of 2021. Whether the Notes will be convertible following the second fiscal quarter of 2021 will depend on the continued satisfaction of this condition or another conversion condition in the future. The Company continues to classify the Notes as a long-term liability in its Condensed Consolidated Financial Statements as of March 31, 2021 based on contractual settlement provisions.
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
If the Company undergoes a fundamental change, holders may require, subject to certain exceptions, the Company to repurchase for cash all or any portion of their Notes at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. As of March 31, 2021, none of the criteria for a fundamental change or a conversion rate adjustment had been met.
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
Convertible debt instruments that may be settled in cash are required to be separated into liability and equity components. The allocation to the liability component is based on the fair value of a similar instrument that does not contain an equity conversion option. Based on this debt-to-equity ratio, debt issuance costs are then allocated to the liability and equity components in a similar manner. Accordingly, at issuance, the Company allocated $461.8 million to the debt liability and $72.7 million to additional paid-in capital, net of applicable issuance costs and deferred taxes. The difference between the principal amount of the Notes and the liability component, inclusive of issuance costs, represents the debt discount, which the Company will amortize to interest expense over the term of the Notes using an effective interest rate of 4.18%. The determination of the discount rate required certain estimates and assumptions. As of March 31, 2021, the remaining life of the Notes and the related debt discount and issuance cost accretion is approximately 4.5 years.
The maximum number of shares issuable upon conversion, including the effect of a fundamental change and subject to other conversion rate adjustments, would be 8.1 million shares. As of March 31, 2021, the if-converted value of the Notes exceeded the principal amount by $192.3 million.
The Notes consisted of the following balances reported in the Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020

	(In thousands)
Liability:
Principal amount	$575,000	$575,000
Unamortized discount	(91,173)	(95,744)
Unamortized debt issuance costs	(11,480)	(12,055)
Convertible senior notes, liability component	$472,347	$467,201
Convertible senior notes, equity component (1)	$72,732	$72,732
_________________________________________________
(1)    Included in additional paid-in capital in the Condensed Consolidated Balance Sheets.
The following table summarizes the components of interest expense resulting from the Notes recognized in interest and other income (expense), net in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2021:

Three Months Ended
March 31, 2021

(In thousands)
Contractual coupon interest	$359
Amortization of discount	$4,571
Amortization of debt issuance costs	$575
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
Separately from the convertible note hedge, the Company entered into warrant transactions to sell to the option counterparties warrants to acquire, subject to customary anti-dilution adjustments, up to approximately 5.9 million shares of its common stock in the aggregate at an initial strike price of $141.56 per share. The warrants require net share or net cash settlement upon the Company’s election. The Company received aggregate proceeds of approximately $51.3 million for the issuance of the warrants, which was recorded in additional paid-in capital at issuance in the Condensed Consolidated Balance Sheets. The warrants could separately have a dilutive effect to the Company’s common stock to the extent that the market price per share of its common stock exceeds the strike price of the warrants.
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
The following table presents the Company’s income recognized from sales-type leases for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020

	(In thousands)
Sales-type lease revenues	$5,963	$6,392
Cost of sales-type lease revenues	(2,366)	(2,569)
Selling profit on sales-type lease revenues	$3,597	$3,823

Interest income on sales-type lease receivables	$497	$461
The receivables as a result of these types of transactions are collateralized by the underlying equipment leased and consist of the following components at March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020

	(In thousands)
Net minimum lease payments to be received	$34,256	$35,331
Less: Unearned interest income portion	(2,779)	(2,929)
Net investment in sales-type leases	31,477	32,402
Less: Current portion (1)	(10,222)	(10,246)
Long-term investment in sales-type leases, net	$21,255	$22,156
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

The maturity schedule of future minimum lease payments under sales-type leases retained in-house and the reconciliation to the net investment in sales-type leases reported on the Condensed Consolidated Balance Sheets was as follows:

March 31, 2021

(In thousands)
Remaining nine months of 2021	$8,485
2022	10,002
2023	7,629
2024	4,826
2025	2,907
Thereafter	407
Total future minimum sales-type lease payments	34,256
Present value adjustment	(2,779)
Total net investment in sales-type leases	$31,477
Operating Leases
The Company entered into certain leasing agreements that were classified as operating leases prior to the adoption of ASC 842, Leases. These agreements in place prior to January 1, 2019 continue to be treated as operating leases, however any leasing agreements entered into on or after January 1, 2019 under these programs are classified and accounted for as sales-type leases in accordance with ASC 842. The operating lease arrangements generally have initial terms of one to seven years. The following table represents the Company’s income recognized from operating leases for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020

	(In thousands)
Rental income	$2,611	$2,977
Note 12. Lessee Leases
The Company has operating leases for office buildings, data centers, office equipment, and vehicles. The Company’s leases have initial terms of one to 12 years. As of March 31, 2021, the Company did not have any additional material operating leases that were entered into, but not yet commenced.
The maturity schedule of future minimum lease payments under operating leases and the reconciliation to the operating lease liabilities reported on the Condensed Consolidated Balance Sheets was as follows:

March 31, 2021

(In thousands)
Remaining nine months of 2021	$11,305
2022	14,088
2023	10,199
2024	8,847
2025	6,413
Thereafter	17,293
Total operating lease payments	68,145
Present value adjustment	(10,474)
Total operating lease liabilities (1)	$57,671
_________________________________________________
(1)    Amount consists of a current and long-term portion of operating lease liabilities of $12.2 million and $45.4 million, respectively. The current portion of the operating lease liabilities is included in accrued liabilities in the Condensed Consolidated Balance Sheets.

Operating lease costs were $3.7 million and $3.6 million for the three months ended March 31, 2021 and 2020, respectively. Short-term lease costs and variable lease costs were immaterial for the three months ended March 31, 2021 and 2020.
The following table summarizes supplemental cash flow information related to the Company’s operating leases for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities	$3,972	$3,735
Right-of-use assets obtained in exchange for new lease liabilities	$541	$792
The following table summarizes the weighted-average remaining lease term and weighted-average discount rate related to the Company’s operating leases as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Weighted-average remaining lease term, years	5.8	5.9
Weighted-average discount rate, %	5.8%	5.8%
Note 13. Commitments and Contingencies
Purchase Obligations
In the ordinary course of business, the Company issues purchase orders based on its current manufacturing needs. As of March 31, 2021, the Company had non-cancelable purchase commitments of $82.8 million, of which $78.8 million are expected to be paid within the year ending December 31, 2021.
Legal Proceedings
The Company is currently involved in various legal proceedings.
A class action lawsuit was filed against the Company, on June 5, 2019, in the Circuit Court of Cook County, Illinois, Chancery Division, captioned Corey Heard, individually and on behalf of all others similarly situated, v. Omnicell, Inc., Case No. 2019-CH-06817 (the “Heard Action”). The complaint seeks class certification, monetary damages in the form of statutory damages for willful and/or reckless or, in the alternative, negligent violation of the Illinois Biometric Information Privacy Act (“BIPA”), and certain declaratory, injunctive, and other relief based on causes of action directed to allegations of violation of BIPA by the Company. The complaint was served on the Company on June 13, 2019. On July 31, 2019, the Company filed a motion to stay or consolidate the case with the action Yana Mazya, et al. v. Northwestern Lake Forest Hospital, et al., Case No. 2018-CH-07161, pending in the Circuit Court of Cook County, Illinois, Chancery Division (the “Mazya Action”). The Court subsequently, on October 10, 2019, denied the motion, without prejudice, as being moot in view of the dismissal of the claims against the Company in the Mazya Action. The Company filed a motion to dismiss the complaint in the Heard Action on October 31, 2019. The hearing on the Company’s motion to dismiss was held on September 2, 2020. The Court ruled from the bench and dismissed the complaint without prejudice giving plaintiff leave to file an amended complaint by September 30, 2020. Plaintiff filed an amended complaint on September 30, 2020 and the Company subsequently filed a motion to dismiss the amended complaint on October 28, 2020. The Company's motion to dismiss is now fully briefed and the Court has scheduled oral argument on the motion for June 4, 2021. The Company intends to defend the lawsuit vigorously.
On December 21, 2020, Becton, Dickinson and Company (“BD”) filed a complaint against the Company in the United States District Court for the Middle District of North Carolina, asserting claims of misappropriation under the Defend Trade Secrets Act, misappropriation under the North Carolina Trade Secrets Protection Act, unfair competition, and unfair/deceptive trade practices in violation of North Carolina law (the “Omnicell Complaint”). This action (the “Omnicell Action”) was commenced in relation to another action brought by BD, in the same Court (the “Related Matter”) against a former BD employee who is also a former Company employee (the “Former Employee”) alleging that the Former Employee had violated the Former Employee’s legal obligations to BD regarding BD’s confidential and trade secret information when the Former Employee allegedly downloaded certain documents from BD’s information technology system following the end of the Former Employee’s employment with BD. In connection with the Related Matter, BD, the Former Employee, and the Company entered into a protocol with the purpose of facilitating the return to BD of any BD documents that may have been resident, as a result of the Former Employee’s actions, on any devices belonging to the Former Employee or the Company. The Omnicell Complaint seeks injunctive relief and monetary damages in the form of compensatory, punitive, and exemplary damages, attorneys’ fees and costs, and pre-judgment and post-judgment interest. On March 17, 2021, the parties filed a joint motion to stay the Omnicell Action, which motion remains pending with the Court. On April 30, 2021, pending the decision from the Court regarding the joint motion to stay the Omnicell Action, the Company filed a consent motion for extension of time supported by BD to file the Company’s answer to the Omnicell Complaint. The consent motion was granted by the Court on April 30, 2021, and the Company’s answer to the Omnicell Complaint is now due June 3, 2021. The Company intends to defend the lawsuit vigorously.
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
Note 14. Income Taxes
The Company generally provides for income taxes in interim periods based on the estimated annual effective tax rate for the year, adjusting for discrete items in the quarter in which they arise. The annual effective tax rate before discrete items was 26.7% and 26.6% for the three months ended March 31, 2021 and 2020, respectively.
The Company continued its global operational centralization activities and legal entity rationalization during the first quarter of 2021. The Company did not recognize any gains or losses from such activities during the three months ended March 31, 2020 and 2021. The Company recognized a discrete tax benefit related to equity compensation in the amount of $4.1 million and $2.8 million for the three months ended March 31, 2021 and 2020, respectively.
The 2021 annual effective tax rate before discrete items differed from the statutory rate of 21% primarily due to the unfavorable impact of state income taxes and non-deductible compensation and equity charges, partially offset by the favorable impact of research and development credits and foreign derived intangible income (“FDII”) benefit deduction. The 2020 annual effective tax rate before discrete items differed from the statutory rate of 21% primarily due to the unfavorable impact of state income taxes, non-deductible compensation and equity charges, and non-deductible expenses, partially offset by the favorable impact of research and development credits and FDII benefit deduction.
On March 11, 2021, the President of the United States signed into law the “American Rescue Plan Act of 2021” (the “ARP Act”), which provides additional economic stimulus and tax credits, including the expansion and modification of the employee retention tax credit enacted by the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) and the refundable tax credits for COVID-related paid sick and family leave enacted by the Family First Act. The Company does not expect these provisions of the ARP Act to have a material impact for income taxes. The ARP Act further provides revenue raising offsets to meet budget reconciliation rules, including the expansion of “covered employees” for purposes of the section 162(m) limitation on the deduction for excessive employee remuneration rules to be applicable for taxable years beginning after December 31, 2026. The Company will continue to evaluate the impact of these provisions of the ARP Act on income taxes.
As of March 31, 2021 and December 31, 2020, the Company had gross unrecognized tax benefits of $17.7 million and $18.2 million, respectively. It is the Company’s policy to classify accrued interest and penalties as part of the unrecognized tax benefits, but to record interest and penalties in interest and other income (expense), net in the Condensed Consolidated Statements of Operations. As of March 31, 2021 and December 31, 2020, the amount of accrued interest and penalties was $1.1 million and $1.4 million, respectively.
The Company files income tax returns in the United States and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities, including major jurisdictions such as the United States, Germany, Italy, Netherlands, and the United Kingdom. With few exceptions, as of March 31, 2021, the Company was no longer subject to U.S., state, and foreign examination for years before 2017, 2016, and 2016, respectively.
Although the Company believes it has adequately provided for uncertain tax positions, the provisions on these positions may change as revised estimates are made or the underlying matters are settled or otherwise resolved. It is not possible at this time to reasonably estimate changes in the unrecognized tax benefits within the next twelve months.

Note 15. Employee Benefits and Share-Based Compensation
Stock-Based Plans
For a detailed explanation of the Company's stock plans, refer to Note 14, Employee Benefits and Share-Based Compensation, of the Company's annual report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 24, 2021.
Share-Based Compensation Expense
The following table sets forth the total share-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020

	(In thousands)
Cost of product and service revenues	$1,937	$1,770
Research and development	1,700	1,768
Selling, general, and administrative	8,135	7,121
Total share-based compensation expense	$11,772	$10,659
Stock Options and ESPP Shares
The following assumptions were used to value stock options and Employee Stock Purchase Plan (“ESPP”) shares granted pursuant to the Company’s equity incentive plans for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020

Stock options
Expected life, years	4.9	4.7
Expected volatility, %	30.1%	33.6%
Risk-free interest rate, %	0.6%	1.4%
Estimated forfeiture rate, %	7.9%	5.7%
Dividend yield, %	—%	—%

Three Months Ended March 31,
	2021	2020

Employee stock purchase plan shares
Expected life, years	0.5 - 2.0	0.5 - 2.0
Expected volatility, %	27.4% - 53.5%	30.4% - 39.9%
Risk-free interest rate, %	0.1% - 2.6%	1.4% - 2.7%
Dividend yield, %	—%	—%

Stock Options Activity
The following table summarizes the share option activity under the Company’s 2009 Equity Incentive Plan (the “2009 Plan”), as amended, during the three months ended March 31, 2021:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Years	Aggregate Intrinsic Value

	(In thousands, except per share data)
Outstanding at December 31, 2020	3,932	$62.50	7.8	$226,160
Granted	150	125.80
Exercised	(196)	58.49
Expired	(6)	78.32
Forfeited	(60)	72.27
Outstanding at March 31, 2021	3,820	$65.02	7.5	$247,796
Exercisable at March 31, 2021	1,608	$47.83	5.8	$131,946
Vested and expected to vest at March 31, 2021 and thereafter	3,598	$64.01	7.4	$237,072
The weighted-average fair value per share of options granted during the three months ended March 31, 2021 and 2020 was $33.89 and $26.31, respectively. The intrinsic value of options exercised during the three months ended March 31, 2021 and 2020 was $14.0 million and $9.9 million, respectively.
As of March 31, 2021, total unrecognized compensation cost related to unvested stock options was $49.1 million, which is expected to be recognized over a weighted-average vesting period of 2.7 years.
Employee Stock Purchase Plan Activity
For the three months ended March 31, 2021 and 2020, employees purchased approximately 156,000 and 217,000 shares of common stock, respectively, under the ESPP at a weighted-average price of $59.75 and $43.51, respectively. As of March 31, 2021, the unrecognized compensation cost related to the shares to be purchased under the ESPP was approximately $4.4 million and is expected to be recognized over a weighted-average period of 1.5 years.
Restricted Stock Units (“RSUs”) and Restricted Stock Awards (“RSAs”)
Summaries of the restricted stock activity under the 2009 Plan are presented below for the three months ended March 31, 2021:

	Number of Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Years	Aggregate Intrinsic Value

	(In thousands, except per share data)
Restricted stock units
Outstanding at December 31, 2020	580	$72.87	1.6	$69,670
Granted (Awarded)	96	129.97
Vested (Released)	(37)	72.71
Forfeited	(17)	70.59
Outstanding and unvested at March 31, 2021	622	$81.79	1.6	$80,723
As of March 31, 2021, total unrecognized compensation cost related to RSUs was $44.8 million, which is expected to be recognized over the remaining weighted-average vesting period of 3.0 years.

	Number of Shares	Weighted-Average Grant Date Fair Value

	(In thousands, except per share data)
Restricted stock awards
Outstanding at December 31, 2020	21	$68.11
Granted (Awarded)	—	—
Vested (Released)	—	—
Outstanding and unvested at March 31, 2021	21	$68.11
As of March 31, 2021, total unrecognized compensation cost related to RSAs was $0.2 million, which is expected to be recognized over the remaining weighted-average vesting period of 0.2 years.
Performance-Based Restricted Stock Units (“PSUs”)
A summary of the performance-based restricted stock activity under the 2009 Plan is presented below for the three months ended March 31, 2021:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Unit

	(In thousands, except per share data)
Outstanding at December 31, 2020	155	$74.26
Granted	51	156.79
Vested	(17)	82.35
Forfeited	(6)	63.20
Outstanding and unvested at March 31, 2021	183	$96.94
As of March 31, 2021, total unrecognized compensation cost related to PSUs was approximately $10.4 million, which is expected to be recognized over the remaining weighted-average vesting period of 1.5 years.
Summary of Shares Reserved for Future Issuance under Equity Incentive Plans
The Company had the following ordinary shares reserved for future issuance under its equity incentive plans as of March 31, 2021:

Number of Shares

(In thousands)
Share options outstanding	3,820
Non-vested restricted stock awards	826
Shares authorized for future issuance	872
ESPP shares available for future issuance	1,050
Total shares reserved for future issuance	6,568
Stock Repurchase Program
On August 2, 2016, the Company's Board of Directors (the “Board”) authorized a stock repurchase program providing for the repurchase of up to $50.0 million of the Company’s common stock (the “2016 Repurchase Program”). The 2016 Repurchase Program is in addition to the stock repurchase program approved by the Board on November 4, 2014 providing for the repurchase of up to $50.0 million of the Company’s common stock (the “2014 Repurchase Program”). As of March 31, 2021, the maximum dollar value of shares that may yet be purchased under the two repurchase programs was $54.9 million. The stock repurchase programs do not obligate the Company to repurchase any specific number of shares, and the Company may terminate or suspend the repurchase programs at any time.
During the three months ended March 31, 2021 and 2020, the Company did not repurchase any of its outstanding common stock.

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
Note 17. Restructuring Expenses
During 2020, the Company announced a company-wide organizational realignment initiative in order to more effectively align its organizational infrastructure and operations with the strategic vision of the autonomous pharmacy. In the first quarter of 2021, the Company continued its organizational realignment initiative. During the three months ended March 31, 2021 and 2020, the Company incurred $2.0 million and $3.6 million of employee severance costs and related expenses, respectively. As of March 31, 2021, the unpaid balance related to this restructuring plan was $1.2 million.
The following table summarizes the total restructuring expense recognized in the Company’s Condensed Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020

	(In thousands)
Cost of product and service revenues	$389	$75
Research and development	105	798
Selling, general, and administrative	1,526	2,732
Total restructuring expense	$2,020	$3,605
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS
This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The forward-looking statements are contained throughout this report, including in the sections entitled “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include, but are not limited to, statements about:
•our expectations about the continuing impact of the ongoing COVID-19 pandemic (including efforts to contain the spread of the pandemic) on our workforce and operations, as well as the continuing impacts on our customers and suppliers, and the anticipated continuing effects of the pandemic and associated containment measures on our business, financial condition, liquidity, and results of operations;
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
•the bookings, revenues, non-GAAP EBITDA, non-GAAP operating margin, or non-GAAP earnings per share goals we may set;
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
Such risks and uncertainties include those described throughout this quarterly report, including in Part II - Item 1A. “Risk Factors” and Part I - Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below. Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. You should carefully read this quarterly report and the documents that we reference in this quarterly report and have filed as exhibits, as well as other documents we file from time to time with the U.S. Securities and Exchange Commission (“SEC”), with the understanding that our actual future results may be materially different from what we expect. The forward-looking statements in this quarterly report represent our estimates and assumptions only as of the date of this quarterly report. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those expressed or implied in any forward-looking statements, even if new information becomes available in the future.
All references in this report to “Omnicell,” “our,” “us,” “we,” or “the Company” collectively refer to Omnicell, Inc., a Delaware corporation, and its subsidiaries. The term “Omnicell, Inc.” refers only to Omnicell, Inc., excluding its subsidiaries.
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
Over 7,000 facilities worldwide use our automation and analytics solutions which are designed to improve pharmacy workflows, increase operational efficiency, reduce medication errors, deliver actionable intelligence, and improve patient safety. More than 50,000 institutional and retail pharmacies across North America and the United Kingdom leverage our innovative medication adherence and population health solutions to improve patient engagement, and adherence to prescriptions and vaccine scheduling, helping to reduce costly hospital readmissions. We sell our product and consumable solutions together with related service offerings. Revenues generated in the United States represented 89% and 90% of our total revenues for the three months ended March 31, 2021 and 2020, respectively.
Over the past several years, our business has expanded from a single-point solution to a platform of products and services that will help to further advance the vision of the autonomous pharmacy. This has resulted in larger deal sizes across multiple products, services, and implementations for customers and, we believe, more comprehensive, valuable, and enduring relationships.
We utilize product bookings as an indicator of the success of our business. Product bookings generally consist of all firm orders other than for technical services and other less significant items, as evidenced generally by a non-cancelable contract and purchase order for equipment and software products, and by a purchase order for consumables. A majority of our connected devices and software license product bookings are installable within twelve months of booking, and are recorded as revenue upon customer acceptance of the installation or receipt of goods. Revenues from software-as-a-service (“SaaS”), subscription software, and technology-enabled services product bookings are recorded over the contractual term.
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
Our full-time employee headcount was approximately 2,970 and 2,860 on March 31, 2021 and December 31, 2020, respectively.

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
COVID-19 Update
We continue to closely monitor the COVID-19 pandemic and ongoing impacts on our Company. During the first half of 2020, as a result of the COVID-19 pandemic, health systems faced financial and operational pressures which we believe led our customers to delay or defer purchasing decisions and/or implementation of our solutions. However, starting in the third quarter of 2020, we began to see our customers returning to pre-pandemic purchasing patterns consistent with long-term strategic investments. We believe that the challenges that our customers have faced during the COVID-19 pandemic, including the need for robust visibility throughout their pharmacy supply chains, have increased the strategic relevance of our products and services.
Although COVID-19 vaccines are now available and being widely distributed, there remains significant uncertainty regarding the duration and severity of the continuing impact of the pandemic on the U.S. and world economies, including the impact of new variants of the COVID-19 virus. The ongoing impact on our business remains uncertain, the duration and scope of which cannot currently be predicted, and may result in increased borrowing costs and other costs of capital or otherwise adversely affect our business, results of operations, financial condition, and liquidity. However, under current circumstances, we believe that our financial position and resources will allow us to manage the anticipated impact of the COVID-19 pandemic on our business for the foreseeable future.
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
•Leases;
•Inventory;
•Software development costs;
•Valuation and impairment of goodwill and intangible assets;
•Business combinations;
•Convertible senior notes;

•Share-based compensation; and
•Accounting for income taxes.
There were no material changes in the matters for which we make critical accounting estimates in the preparation of our Condensed Consolidated Financial Statements during the three months ended March 31, 2021 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended December 31, 2020, except as discussed in “Recently Adopted Authoritative Guidance” in Note 1, Organization and Summary of Significant Accounting Policies, of the Notes to Condensed Consolidated Financial Statements included in this quarterly report on Form 10-Q.
Recently Issued Authoritative Guidance
Refer to “Recently Issued Authoritative Guidance” in Note 1, Organization and Summary of Significant Accounting Policies, of the Notes to Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q for a description of recently issued accounting pronouncements, including the expected dates of adoption and estimated effects on our results of operations, financial position, and cash flows.
RESULTS OF OPERATIONS
Total Revenues

	Three Months Ended March 31,
			Change in
	2021	2020	$	%

	(Dollars in thousands)
Product revenues	$178,125	$170,073	$8,052	5%
Percentage of total revenues	71%	74%
Services and other revenues	73,718	59,613	14,105	24%
Percentage of total revenues	29%	26%
Total revenues	$251,843	$229,686	$22,157	10%
Product revenues represented 71% and 74% of total revenues for the three months ended March 31, 2021 and 2020, respectively. Product revenues increased by $8.1 million, due to increased customer demand, primarily within our automated dispensing systems business.
Services and other revenues represented 29% and 26% of total revenues for the three months ended March 31, 2021 and 2020, respectively. Services and other revenues include revenues from technical services, SaaS, subscription software, and technology-enabled services, and other services. Services and other revenues increased by $14.1 million, primarily due to revenues of $10.9 million from the newly-acquired 340B Link Business, as well as continued growth in our installed customer base.
Our international sales represented 11% and 10% of total revenues for the three months ended March 31, 2021 and 2020, respectively, and are expected to be affected by foreign currency exchange rate fluctuations. We are unable to predict the extent to which revenues in future periods will be impacted by changes in foreign currency exchange rates.
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
Cost of Revenues and Gross Profit
Cost of revenues is primarily comprised of three general categories: (i) standard product costs which account for the majority of the product cost of revenues that are provided to customers, and are inclusive of purchased material, labor to build the product, and overhead costs associated with production; (ii) installation costs as we install our equipment at the customer site and include costs of the field installation personnel, including labor, travel expenses, and other expenses; and (iii) other costs, including variances in standard costs and overhead, scrap costs, rework, warranty, provisions for excess and obsolete inventory, and amortization of software development costs and intangibles.

	Three Months Ended March 31,
			Change in
	2021	2020	$	%

	(Dollars in thousands)
Cost of revenues:
Cost of product revenues	$92,627	$90,272	$2,355	3%
As a percentage of related revenues	52%	53%
Cost of services and other revenues	36,933	29,792	7,141	24%
As a percentage of related revenues	50%	50%
Total cost of revenues	$129,560	$120,064	$9,496	8%
As a percentage of total revenues	51%	52%

Gross profit	$122,283	$109,622	$12,661	12%
Gross margin	49%	48%
Cost of revenues for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 increased by $9.5 million, of which $2.4 million was attributed to the increase in cost of product revenues and $7.1 million was attributed to the increase in cost of services and other revenues.
The increase in cost of product revenues was primarily driven by the increase in product revenues of $8.1 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020.
The increase in cost of services and other revenues was primarily driven by the increase in services and other revenues of $14.1 million, including incremental revenues from the newly-acquired 340B Link Business, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, as well as additional investments in our service business to support new product offerings.
The overall increase in gross margin primarily relates to higher revenues due to increased customer demand. Our gross profit for the three months ended March 31, 2021 was $122.3 million, as compared to $109.6 million for the three months ended March 31, 2020.
Operating Expenses and Interest and Other Income (Expense), Net

	Three Months Ended March 31,
			Change in
	2021	2020	$	%

	(Dollars in thousands)
Operating expenses:
Research and development	$16,080	$18,652	$(2,572)	(14)%
As a percentage of total revenues	6%	8%
Selling, general, and administrative	86,593	78,819	7,774	10%
As a percentage of total revenues	34%	34%
Total operating expenses	$102,673	$97,471	$5,202	5%
As a percentage of total revenues	41%	42%

Interest and other income (expense), net	$(6,691)	$(822)	$(5,869)	714%
Research and Development. Research and development expenses decreased by $2.6 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The decrease was primarily attributed to a decrease in employee-related expenses, including $0.7 million lower restructuring expenses.
Selling, General, and Administrative. Selling, general, and administrative expenses increased by $7.8 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase was primarily due to an increase of approximately $6.7 million in employee-related expenses primarily related to increased headcount, including the incremental headcount from the 340B Link Business acquisition, as well as higher consulting expenses, partially offset by certain cost savings, including reduced travel costs, and $1.2 million lower restructuring expenses.

Interest and Other Income (Expense), Net. Interest and other income (expense), net changed by $5.9 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily driven by a $5.1 million increase in other expenses and a $0.8 million decrease in other income. The increase in other expenses during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 is primarily driven by amortization of discount and debt issuance costs as well as interest expense associated with our convertible senior notes issued in September 2020.
Provision for (Benefit from) Income Taxes

	Three Months Ended March 31,
			Change in
	2021	2020	$	%

	(Dollars in thousands)
Provision for (benefit from) income taxes	$(1,208)	$18	$(1,226)	(6,811)%
Our annual effective tax rate before discrete items was 26.7% and 26.6% for the three months ended March 31, 2021 and 2020, respectively. The increase in the estimated annual effective tax rate for the three months ended March 31, 2021 compared to the same period in 2020 was primarily due to an increase in non-deductible compensation and equity charges and a decrease in foreign derived intangible income (“FDII”) benefit, partially offset by an increase in research and development credits.
Benefit from income taxes for the three months ended March 31, 2021 included net discrete income tax benefit of $4.7 million, primarily due to a $4.1 million tax benefit from equity compensation.
Provision for income taxes for the three months ended March 31, 2020 included net discrete income tax benefit of $3.0 million, primarily due to a $2.8 million tax benefit from equity compensation.
Refer to Note 14, Income Taxes, of the Notes to Condensed Consolidated Financial Statements included in this quarterly report on Form 10-Q for more details.
LIQUIDITY AND CAPITAL RESOURCES
We had cash and cash equivalents of $548.1 million at March 31, 2021 compared to $485.9 million at December 31, 2020. All of our cash and cash equivalents are invested in bank accounts and money market funds held in sweep accounts with major financial institutions.
Our cash position and working capital at March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021	December 31, 2020

	(In thousands)
Cash and cash equivalents	$548,055	$485,928
Working capital	$611,726	$552,991
Our ratio of current assets to current liabilities was 3.1:1 and 3.0:1 at March 31, 2021 and December 31, 2020, respectively.
Sources of Cash
Revolving Credit Facility
On November 15, 2019, we entered into an Amended and Restated Credit Agreement (as subsequently amended, as discussed below, the “A&R Credit Agreement”) with the lenders from time to time party thereto, Wells Fargo Securities, LLC, Citizens Bank, N.A., and JPMorgan Chase Bank, N.A., as joint lead arrangers and Wells Fargo Bank, National Association, as administrative agent. The A&R Credit Agreement superseded our 2016 senior secured credit facility and provides for (a) a five-year revolving credit facility of $500.0 million (the “Revolving Credit Facility”) and (b) an uncommitted incremental loan facility of up to $250.0 million. In addition, the A&R Credit Agreement includes a letter of credit sub-limit of up to $15.0 million and a swing line loan sub-limit of up to $25.0 million.
On September 22, 2020, the parties entered into an amendment (the “Amendment”) to the A&R Credit Agreement to, among other changes, permit the issuance of the convertible senior notes and the purchase of the convertible note hedge transactions described below, expand our flexibility to repurchase our common stock and make other restricted payments, and replace the total net leverage covenant with a new secured net leverage covenant that requires us to maintain a consolidated secured net leverage ratio not to exceed 3.50:1 for the calendar quarters ending September 30, 2020, December 31, 2020, and March 31, 2021 and 3.00:1 for the calendar quarters ending thereafter.
As of March 31, 2021, there was no outstanding balance for the Revolving Credit Facility and we were in full compliance with all covenants. Refer to Note 9, Debt and Credit Agreement, of the Notes to Condensed Consolidated Financial Statements included in this quarterly report on Form 10-Q. We expect to use future loans under the Revolving Credit Facility, if any, for working capital, potential acquisitions, and other general corporate purposes.
Convertible Senior Notes
On September 25, 2020, we completed a private offering of $575.0 million aggregate principal amount of 0.25% convertible senior notes (the “Notes”), including the exercise in full of the initial purchasers’ option to purchase up to an additional $75.0 million principal amount of the Notes. We received proceeds from the issuance of the Notes of $559.7 million, net of $15.3 million of transaction fees and other debt issuance costs. The Notes bear interest at a rate of 0.25% per year, payable semiannually in arrears on March 15 and September 15 of each year, beginning on March 15, 2021. The Notes are general senior, unsecured obligations of the Company and will mature on September 15, 2025, unless earlier redeemed, repurchased, or converted. Refer to Note 10, Convertible Senior Notes, of the Notes to Condensed Consolidated Financial Statements included in this quarterly report on Form 10-Q.
During the fourth quarter of 2020, we used approximately $49.3 million of the net proceeds from the offering to pay the cost of the convertible note hedge transactions (partially offset by the proceeds we received from the sale of the warrant transactions), approximately $53.0 million of the net proceeds to repurchase shares of our common stock from purchasers of the Notes, $150.0 million of the net proceeds to pay down outstanding borrowings under the Revolving Credit Facility, and $225.0 million for the acquisition of the 340B Link Business. We intend to use the remainder of the net proceeds from this offering for working capital and other general corporate purposes, which may include potential acquisitions, strategic transactions, and potential future repurchases of our common stock.
Uses of Cash
Our future uses of cash are expected to be primarily for working capital, capital expenditures, and other contractual obligations. We also expect a continued use of cash for potential acquisitions and acquisition-related activities, as well as repurchases of our common stock.
Our stock repurchase programs have a total of $54.9 million remaining for future repurchases as of March 31, 2021, which may result in additional use of cash. Refer to “Stock Repurchase Program” under Note 15, Employee Benefits and Share-Based Compensation, of the Notes to Condensed Consolidated Financial Statements included in this quarterly report on Form 10-Q. There were no stock repurchases during the three months ended March 31, 2021 and 2020.
Based on our current business plan and product backlog, we believe that our existing cash and cash equivalents, our anticipated cash flows from operations, cash generated from the exercise of employee stock options and purchases under our employee stock purchase plan (“ESPP”), along with the availability of funds under the Revolving Credit Facility will be sufficient to meet our cash needs for working capital, capital expenditures, potential acquisitions, and other contractual obligations for at least the next twelve months. For periods beyond the next twelve months, we also anticipate that our net operating cash flows plus existing balances of cash and cash equivalents will suffice to fund the continued growth of our business.
Cash Flows
The following table summarizes, for the periods indicated, selected items in our Condensed Consolidated Statements of Cash Flows:

	Three Months Ended March 31,
	2021	2020

	(In thousands)
Net cash provided by (used in):
Operating activities	$57,415	$25,231
Investing activities	(13,132)	(13,775)
Financing activities	15,599	(33,766)
Effect of exchange rate changes on cash and cash equivalents	(386)	(820)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$59,496	$(23,130)

Operating Activities
We expect cash from our operating activities to fluctuate in future periods as a result of a number of factors, including the timing of our billings and collections, our operating results, and the timing of other liability payments.
Net cash provided by operating activities was $57.4 million for the three months ended March 31, 2021, primarily consisting of net income of $14.1 million adjusted for non-cash items of $36.8 million and changes in assets and liabilities of $6.5 million. The non-cash items primarily consisted of depreciation and amortization expense of $17.6 million, share-based compensation expense of $11.8 million, amortization of operating lease right-of-use assets of $2.9 million, amortization of debt issuance costs of $0.8 million, amortization of discount on convertible senior notes of $4.6 million, and a change in deferred income taxes of $0.9 million. Changes in assets and liabilities include cash inflows from (i) an increase in deferred revenues of $21.7 million primarily due to an increase in billings driven by the timing of shipments in order to meet customers’ implementation schedules and recognition of revenues for products requiring installation, (ii) an increase in accounts payable of $10.4 million primarily due to an overall increase in spending, as well as timing of payments, (iii) an increase in accrued liabilities of $4.7 million, (iv) a decrease in other current assets of $3.1 million, (v) a decrease in prepaid commissions of $2.7 million, and (vi) a decrease in other long-term assets of $2.2 million. These cash inflows were partially offset by (i) a decrease in accrued compensation of $17.9 million primarily due to a decrease in accrued commissions and bonuses, as well as timing of ESPP purchases, (ii) an increase in accounts receivable and unbilled receivables of $15.4 million primarily due to an increase in billings driven by the timing of shipments as well as collections, (iii) a decrease in operating lease liabilities of $3.1 million, (iv) an increase in prepaid expenses of $1.1 million, and (v) an increase in inventories of $1.0 million.
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
Investing Activities
Net cash used in investing activities was $13.1 million for the three months ended March 31, 2021, which consisted of capital expenditures of $5.1 million for property and equipment, and $8.0 million for costs of software development for external use.
Net cash used in investing activities was $13.8 million for the three months ended March 31, 2020, which consisted of capital expenditures of $3.2 million for property and equipment, and $10.6 million for costs of software development for external use.
Financing Activities
Net cash provided by financing activities was $15.6 million for the three months ended March 31, 2021, primarily due to $20.8 million in proceeds from employee stock option exercises and ESPP purchases, partially offset by $2.6 million in employees’ taxes paid related to restricted stock unit vesting, and a net decrease in the customer funds balances of $2.6 million.
Net cash used in financing activities was $33.8 million for the three months ended March 31, 2020, primarily due to the repayment of $50.0 million under the Revolving Credit Facility and $1.4 million in employees’ taxes paid related to restricted stock unit vesting, partially offset by $17.7 million in proceeds from employee stock option exercises and ESPP purchases.

Contractual Obligations
There have been no significant changes during the three months ended March 31, 2021 to the contractual obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our annual report on Form 10-K for the year ended December 31, 2020.
Contractual obligations as of March 31, 2021 were as follows:

	Payments Due By Period
	Total	Remainder of 2021	2022 - 2023	2024 - 2025	2026 and thereafter

	(In thousands)
Operating leases (1)	$68,145	$11,305	$24,287	$15,260	$17,293
Purchase obligations (2)	82,829	78,848	3,378	560	43
Convertible senior notes (3)	581,469	719	2,875	577,875	—
Total (4)	$732,443	$90,872	$30,540	$593,695	$17,336
_________________________________________________
(1)Commitments under operating leases relate primarily to leased office buildings, data centers, office equipment, and vehicles. Refer to Note 12, Lessee Leases, of the Notes to Condensed Consolidated Financial Statements included in this quarterly report on Form 10-Q.
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
(3)We issued convertible senior notes in September 2020 that are due in September 2025. The obligations presented above include both principal and interest for these notes. Although these notes mature in 2025, they may be converted into cash and shares of our common stock prior to maturity if certain conditions are met. Any conversion prior to maturity can result in repayment of the principal amounts sooner than the scheduled repayment as indicated in the table above. Refer to Note 10, Convertible Senior Notes, of the Notes to Condensed Consolidated Financial Statements included in this quarterly report on Form 10-Q.
(4)Refer to Note 13, Commitments and Contingencies, of the Notes to Condensed Consolidated Financial Statements included in this quarterly report on Form 10-Q.
Off-Balance Sheet Arrangements
As of March 31, 2021, we had no off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) of the Exchange Act and the instructions thereto.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks related to fluctuations in foreign currency exchange rates and interest rates.
Foreign Currency Exchange Risk
We operate in foreign countries which expose us to market risk associated with foreign currency exchange rate fluctuations between the U.S. dollar and various foreign currencies, the most significant of which are the British Pound and the Euro. In order to manage foreign currency risk, at times we enter into foreign exchange forward contracts to mitigate risks associated with changes in spot exchange rates of mainly non-functional currency denominated assets or liabilities of our foreign subsidiaries. In general, the market risk related to these contracts is offset by corresponding gains and losses on the hedged transactions. By working only with major banks and closely monitoring current market conditions, we seek to limit the risk that counterparties to these contracts may be unable to perform. We do not enter into derivative contracts for trading purposes. As of March 31, 2021, we did not have any outstanding foreign exchange forward contracts.
Interest Rate Fluctuation Risk
We are exposed to interest rate risk through our borrowing activities. As of March 31, 2021, there was no outstanding balance under the A&R Credit Agreement, and the net carrying amount under our convertible senior notes was $472.3 million. Although our convertible senior notes are based on a fixed rate, changes in interest rates could impact the fair value of such notes. As of March 31, 2021, the fair market value of our convertible senior notes was $816.8 million. Refer to Note 10, Convertible Senior Notes, of the Notes to Condensed Consolidated Financial Statements included in this quarterly report on Form 10-Q.

We have used interest rate swap agreements to protect against adverse fluctuations in interest rates by reducing our exposure to variability in cash flows relating to interest payments on a portion of our outstanding debt. Our interest rate swaps, which were designated as cash flow hedges, involved the receipt of variable amounts from counterparties in exchange for us making fixed-rate payments over the life of the agreements. We do not hold or issue any derivative financial instruments for speculative trading purposes. As of March 31, 2021, we did not have any outstanding interest rate swap agreements.
There were no significant changes in our market risk exposures during the three months ended March 31, 2021 as compared to the market risk exposures disclosed in Quantitative and Qualitative Disclosures About Market Risk, set forth in Part II, Item 7A, of our annual report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 24, 2021.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this report. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in this report was (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended March 31, 2021.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information set forth under “Legal Proceedings” in Note 13, Commitments and Contingencies, of the Notes to Condensed Consolidated Financial Statements included in this quarterly report on Form 10-Q is incorporated herein by reference.
ITEM 1A. RISK FACTORS
Other than the updated risk factor provided below, please refer to Part I, Item 1A, “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 24, 2021, for a description of the risks and uncertainties that may have a material adverse effect on our business, financial condition, or results of operations.
In assessing these risks, you should also refer to other information contained in this quarterly report on Form 10-Q, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Condensed Consolidated Financial Statements and accompanying Notes.
The following risk factor has been updated:
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
In response to the ongoing pandemic, the vast majority of our non-manufacturing and non-customer facing personnel continues to work from home. For our employees who are not able to work from home, we have made modifications to our sites to enhance social distancing, implemented recommended safety practices and processes, enhanced cleaning measures, and provided personal protective equipment. If significant or critical portions of our workforce are unable to work effectively as a result of the COVID-19 pandemic, including because of illness, quarantines, facility closures, ineffective remote work arrangements, or technology failures or limitations, our operations would be materially adversely impacted.
Demand for our solutions, many of which involve a significant initial financial commitment from our customers, is largely dependent on our customers’ financial strength and capital and operating budgets. As a result of the pandemic, health systems have faced financial and operational pressures which we believe led our customers to delay or defer purchasing decisions and/or installations of our solutions during the first half of 2020. However, starting in the third quarter of 2020, we began to see our customers returning to pre-pandemic purchasing patterns consistent with long-term strategic investments. However, any future decisions by our customers to cancel, defer or delay capital expenditure projects, generally reduced capital expenditures by healthcare facilities, and financial losses sustained by health systems as a result of the COVID-19 pandemic, could again decrease demand for our products and related services, resulting in decreased revenue and lower revenue growth rates, which would adversely affect our operating results, perhaps materially.
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
The global COVID-19 pandemic continues to rapidly evolve, and the full extent to which COVID-19 (including the emergence of new variants of the COVID-19 virus), will continue to impact our business, results of operations, and financial position will depend on future developments, which remain highly uncertain and cannot be predicted with confidence, such as the severity, resurgences, and duration of the outbreak, travel restrictions, business closures or disruptions, and the effectiveness of actions taken to contain and treat the disease. While certain COVID-19 vaccines have now been approved and are being distributed globally, we are unable to predict how widely utilized the vaccines will be, whether they will be ultimately effective in preventing the spread of COVID-19 (including its variant strains), and when economic activity and business operations will normalize.
To the extent the COVID-19 pandemic continues to adversely affect our business and financial results, it may also have the effect of heightening certain other risks described in the “Risk Factors” section in our annual report on Form 10-K for the year ended December 31, 2020, including, but not limited to, those relating to unfavorable economic and market conditions, our ability to develop new products or enhance existing products, the need to compete successfully against new product or service entrants, our need to generate sufficient cash flows to service our indebtedness, our tax rates, and our international operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
During the three months ended March 31, 2021, we did not repurchase any shares of our common stock under our stock repurchase programs. Refer to “Stock Repurchase Program” under Note 15, Employee Benefits and Share-Based Compensation, of the Notes to Condensed Consolidated Financial Statements included in this quarterly report on Form 10-Q for more details.
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

OMNICELL, INC.
Date:	May 4, 2021	By:	/s/ Peter J. Kuipers
Peter J. Kuipers, Executive Vice President & Chief Financial Officer