Form 10-Q
period 2021-06-30
OMNICELL, Inc
filed 2021-08-06
CIK 926326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of July 28, 2021, there were 43,474,327 shares of the registrant’s common stock, $0.001 par value, outstanding.

OMNICELL, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
OMNICELL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2021	December 31, 2020

	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$614,236	$485,928
Accounts receivable and unbilled receivables, net of allowances of $5,077 and $4,286, respectively	209,953	190,117
Inventories	101,185	96,298
Prepaid expenses	17,442	16,027
Other current assets	41,472	41,044
Total current assets	984,288	829,414
Property and equipment, net	62,323	59,073
Long-term investment in sales-type leases, net	19,615	22,156
Operating lease right-of-use assets	49,359	55,114
Goodwill	499,266	499,309
Intangible assets, net	155,775	168,211
Long-term deferred tax assets	15,559	15,019
Prepaid commissions	55,067	56,919
Other long-term assets	119,742	119,289
Total assets	$1,960,994	$1,824,504

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$56,195	$40,309
Accrued compensation	48,487	55,750
Accrued liabilities	91,125	80,311
Deferred revenues, net	121,305	100,053
Total current liabilities	317,112	276,423
Long-term deferred revenues	11,875	5,673
Long-term deferred tax liabilities	40,626	39,633
Long-term operating lease liabilities	42,512	48,897
Other long-term liabilities	18,743	19,174
Convertible senior notes, net	477,554	467,201
Total liabilities	908,422	857,001
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value, 100,000 shares authorized; 53,330 and 52,677 shares issued; 43,436 and 42,783 shares outstanding, respectively	53	53
Treasury stock at cost, 9,894 outstanding, respectively	(238,109)	(238,109)
Additional paid-in capital	970,846	920,359
Retained earnings	325,273	290,722
Accumulated other comprehensive loss	(5,491)	(5,522)
Total stockholders’ equity	1,052,572	967,503
Total liabilities and stockholders’ equity	$1,960,994	$1,824,504
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In thousands, except per share data)
Revenues:
Product revenues	$196,911	$138,942	$375,036	$309,015
Services and other revenues	75,828	60,679	149,546	120,292
Total revenues	272,739	199,621	524,582	429,307
Cost of revenues:
Cost of product revenues	100,227	85,779	192,854	176,051
Cost of services and other revenues	36,214	30,617	73,147	60,409
Total cost of revenues	136,441	116,396	266,001	236,460
Gross profit	136,298	83,225	258,581	192,847
Operating expenses:
Research and development	18,213	20,830	34,293	39,482
Selling, general, and administrative	89,169	69,386	175,762	148,205
Total operating expenses	107,382	90,216	210,055	187,687
Income (loss) from operations	28,916	(6,991)	48,526	5,160
Interest and other income (expense), net	(5,959)	174	(12,650)	(648)
Income (loss) before provision for income taxes	22,957	(6,817)	35,876	4,512
Provision for (benefit from) income taxes	2,533	(2,518)	1,325	(2,500)
Net income (loss)	$20,424	$(4,299)	$34,551	$7,012
Net income (loss) per share:
Basic	$0.47	$(0.10)	$0.80	$0.16
Diluted	$0.43	$(0.10)	$0.74	$0.16
Weighted-average shares outstanding:
Basic	43,262	42,659	43,113	42,509
Diluted	47,106	42,659	46,765	43,616
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In thousands)
Net income (loss)	$20,424	$(4,299)	$34,551	$7,012
Other comprehensive income (loss):
Foreign currency translation adjustments	652	451	31	(4,243)
Other comprehensive income (loss)	652	451	31	(4,243)
Comprehensive income (loss)	$21,076	$(3,848)	$34,582	$2,769
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
	Shares	Amount	Shares	Amount

	(In thousands)
Balances as of December 31, 2020	52,677	$53	(9,894)	$(238,109)	$920,359	$290,722	$(5,522)	$967,503
Net income	—	—	—	—	—	14,127	—	14,127
Other comprehensive loss	—	—	—	—	—	—	(621)	(621)
Share-based compensation	—	—	—	—	11,772	—	—	11,772
Issuance of common stock under employee stock plans	388	—	—	—	20,826	—	—	20,826
Tax payments related to restricted stock units	—	—	—	—	(2,596)	—	—	(2,596)
Balances as of March 31, 2021	53,065	53	(9,894)	(238,109)	950,361	304,849	(6,143)	1,011,011
Net income	—	—	—	—	—	20,424	—	20,424
Other comprehensive income	—	—	—	—	—	—	652	652
Share-based compensation	—	—	—	—	13,039	—	—	13,039
Issuance of common stock under employee stock plans	265	—	—	—	11,517	—	—	11,517
Tax payments related to restricted stock units	—	—	—	—	(4,071)	—	—	(4,071)
Balances as of June 30, 2021	53,330	$53	(9,894)	$(238,109)	$970,846	$325,273	$(5,491)	$1,052,572
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED) - CONTINUED

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
	Shares	Amount	Shares	Amount

	(In thousands)
Balances as of December 31, 2019	51,277	$51	(9,145)	$(185,074)	$780,931	$258,792	$(9,446)	$845,254
Net income	—	—	—	—	—	11,311	—	11,311
Other comprehensive loss	—	—	—	—	—	—	(4,694)	(4,694)
Share-based compensation	—	—	—	—	10,659	—	—	10,659
Issuance of common stock under employee stock plans	474	1	—	—	17,658	—	—	17,659
Tax payments related to restricted stock units	—	—	—	—	(1,425)	—	—	(1,425)
Cumulative effect of a change in accounting principle related to credit losses	—	—	—	—	—	(264)	—	(264)
Balances as of March 31, 2020	51,751	52	(9,145)	(185,074)	807,823	269,839	(14,140)	878,500
Net loss	—	—	—	—	—	(4,299)	—	(4,299)
Other comprehensive income	—	—	—	—	—	—	451	451
Share-based compensation	—	—	—	—	11,351	—	—	11,351
Issuance of common stock under employee stock plans	151	—	—	—	3,503	—	—	3,503
Tax payments related to restricted stock units	—	—	—	—	(2,045)	—	—	(2,045)
Balances as of June 30, 2020	51,902	$52	(9,145)	$(185,074)	$820,632	$265,540	$(13,689)	$887,461
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2021	2020

	(In thousands)
Operating Activities
Net income	$34,551	$7,012
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,965	28,779
Share-based compensation expense	24,811	22,010
Deferred income taxes	453	(9,409)
Amortization of operating lease right-of-use assets	5,791	5,157
Amortization of debt issuance costs	1,707	482
Amortization of discount on convertible senior notes	9,195	—
Changes in operating assets and liabilities:
Accounts receivable and unbilled receivables	(19,662)	28,236
Inventories	(6,569)	(7,271)
Prepaid expenses	(1,415)	1,181
Other current assets	188	219
Investment in sales-type leases	2,423	(1,375)
Prepaid commissions	1,852	4,040
Other long-term assets	1,559	(4,580)
Accounts payable	15,684	(11,254)
Accrued compensation	(7,263)	(3,098)
Accrued liabilities	10,142	(2,824)
Deferred revenues	27,454	16,264
Operating lease liabilities	(6,247)	(5,186)
Other long-term liabilities	(431)	4,352
Net cash provided by operating activities	129,188	72,735
Investing Activities
Software development for external use	(15,415)	(20,002)
Purchases of property and equipment	(11,067)	(13,211)
Net cash used in investing activities	(26,482)	(33,213)
Financing Activities
Repayment of revolving credit facility	—	(50,000)
Proceeds from issuances under stock-based compensation plans	32,343	21,162
Employees’ taxes paid related to restricted stock units	(6,667)	(3,470)
Change in customer funds, net	(3,263)	—
Net cash provided by (used in) financing activities	22,413	(32,308)
Effect of exchange rate changes on cash and cash equivalents	(74)	(841)
Net increase in cash, cash equivalents, and restricted cash	125,045	6,373
Cash, cash equivalents, and restricted cash at beginning of period	489,920	127,210
Cash, cash equivalents, and restricted cash at end of period	$614,965	$133,583
Reconciliation of cash, cash equivalents, and restricted cash to the Condensed Consolidated Balance Sheets:
Cash and cash equivalents	$614,236	$133,583
Restricted cash included in Other current assets	729	—
Cash, cash equivalents, and restricted cash at end of period	$614,965	$133,583
Supplemental disclosure of non-cash activities
Unpaid purchases of property and equipment	$607	$366
Transfers between inventory and property and equipment, net	$1,876	$—
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
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the financial position of the Company as of June 30, 2021 and December 31, 2020, the results of operations and comprehensive income (loss) for the three and six months ended June 30, 2021 and 2020, and cash flows for the six months ended June 30, 2021 and 2020. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) have been condensed or omitted in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying Notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 24, 2021, except as discussed in the section entitled “Recently Adopted Authoritative Guidance” below. The Company’s results of operations and comprehensive income for the three and six months ended June 30, 2021, and cash flows for the six months ended June 30, 2021 are not necessarily indicative of results that may be expected for the year ending December 31, 2021, or for any future period.
Principles of Consolidation
The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Reclassifications and Adjustments
Certain prior-year amounts have been reclassified to conform with current-period presentation. This reclassification was a change in the presentation of certain items in the disaggregation of revenues for the three and six months ended June 30, 2020 in Note 3, Revenues. This change was not deemed material and was included to conform with current-period classification and presentation.
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
The Company’s critical accounting policies are those that affect its financial statements materially and involve difficult, subjective, or complex judgments by management. As of June 30, 2021, the Company is not aware of any events or circumstances that would require an update to its estimates, judgments, or revisions to the carrying value of its assets or liabilities.
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
Pro Forma Financial Information
The following table presents certain unaudited pro forma information for illustrative purposes only, for the three and six months ended June 30, 2020 as if the 340B Link Business acquisition had been completed on January 1, 2019. The pro forma information is not indicative of what would have occurred had the acquisition taken place on January 1, 2019. The unaudited pro forma information combines the historical results of the acquisition with the Company’s consolidated historical results and includes certain adjustments including, but not limited to, amortization and depreciation of intangible assets and property and equipment acquired; imputed interest, interest expense, and amortization of debt issuance costs for the indebtedness incurred to complete the acquisition; and acquisition-related costs incurred.

	Three Months Ended June 30,	Six Months Ended June 30,
	2020	2020

	(In thousands)
Pro forma revenues	$208,868	$447,515
Pro forma net income (loss)	$(3,803)	$6,891
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
A portion of the Company’s sales are made to customers who are members of Group Purchasing Organizations (“GPOs”) and Federal agencies that purchase under a Federal Supply Schedule contract with the Department of Veterans Affairs (the "GSA Contract"). GPOs are often owned fully or in part by the Company’s customers, and the Company pays fees to the GPO on completed contracts. The Company also pays the Industrial Funding Fee ("IFF") to the Department of Veterans Affairs under the GSA Contract. The Company considers these fees consideration paid to customers and records them as reductions to revenue. Fees to GPOs and the IFF were $4.2 million and $1.7 million for the three months ended June 30, 2021 and 2020, respectively, and $7.6 million and $4.6 million for the six months ended June 30, 2021 and 2020, respectively.
Disaggregation of Revenues
The following table summarizes the Company’s revenues disaggregated by revenue type for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In thousands)
Connected devices, software licenses, and other	$179,044	$121,377	$338,762	$268,724
Technical services	51,932	50,178	102,792	99,697
Consumables	17,867	17,565	36,274	40,291
SaaS, subscription software, and technology-enabled services	23,896	10,501	46,754	20,595
Total revenues	$272,739	$199,621	$524,582	$429,307
The following table summarizes the Company’s revenues disaggregated by geographic region, which is determined based on customer location, for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In thousands)
United States	$242,859	$178,052	$467,135	$385,786
Rest of world (1)	29,880	21,569	57,447	43,521
Total revenues	$272,739	$199,621	$524,582	$429,307
_________________________________________________
(1)    No individual country represented more than 10% of total revenues.

Contract Assets and Contract Liabilities
The following table reflects the Company’s contract assets and contract liabilities:

	June 30, 2021	December 31, 2020

	(In thousands)
Short-term unbilled receivables, net (1)	$12,465	$13,895
Long-term unbilled receivables, net (2)	15,074	17,205
Total contract assets	$27,539	$31,100

Short-term deferred revenues, net	$121,305	$100,053
Long-term deferred revenues	11,875	5,673
Total contract liabilities	$133,180	$105,726
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
Short-term deferred revenues of $121.3 million and $100.1 million include deferred revenues from product sales and service contracts, net of deferred cost of sales of $21.4 million and $21.0 million, as of June 30, 2021 and December 31, 2020, respectively. The short-term deferred revenues from product sales relate to delivered and invoiced products, pending installation and acceptance, expected to occur within the next twelve months. During the three and six months ended June 30, 2021, the Company recognized revenues of $23.8 million and $71.1 million, respectively, that were included in the corresponding gross short-term deferred revenues balance of $121.1 million as of December 31, 2020.
Long-term deferred revenues include deferred revenues from product and service contracts of $11.9 million and $5.7 million as of June 30, 2021 and December 31, 2020, respectively. Remaining performance obligations are primarily recognized ratably over the remaining term of the contract, generally not more than ten years.
Significant Customers
There were no customers that accounted for more than 10% of the Company’s total revenues for the three and six months ended June 30, 2021 and 2020. Also, there were no customers that accounted for more than 10% of the Company’s accounts receivable balance as of June 30, 2021 and December 31, 2020.
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

The basic and diluted net income (loss) per share calculations for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In thousands, except per share data)
Net income (loss)	$20,424	$(4,299)	$34,551	$7,012
Weighted-average shares outstanding – basic	43,262	42,659	43,113	42,509
Effect of dilutive securities from stock award plans	2,066	—	2,040	1,107
Effect of convertible senior notes	1,778	—	1,612	—
Weighted-average shares outstanding – diluted	47,106	42,659	46,765	43,616

Net income (loss) per share – basic	$0.47	$(0.10)	$0.80	$0.16
Net income (loss) per share – diluted	$0.43	$(0.10)	$0.74	$0.16

Anti-dilutive weighted-average shares related to stock award plans	199	4,931	290	1,929
Anti-dilutive weighted-average shares related to warrants	5,908	—	5,908	—
Note 5. Cash and Cash Equivalents and Fair Value of Financial Instruments
Cash and cash equivalents of $614.2 million and $485.9 million as of June 30, 2021 and December 31, 2020, respectively, consisted of bank accounts and highly-liquid U.S. Government money market funds held in sweep and asset management accounts with major financial institutions. As of June 30, 2021 and December 31, 2020, cash equivalents were $566.9 million and $447.2 million, respectively, which consisted of money market funds held in sweep and asset management accounts.
Fair Value Hierarchy
The Company measures its financial instruments at fair value. The Company’s cash, cash equivalents, and restricted cash are classified within Level 1 of the fair value hierarchy as they are valued primarily using quoted market prices utilizing market observable inputs. The Company's credit facility is classified within Level 2 as the valuation inputs are based on quoted prices or market observable data of similar instruments. The Company's convertible senior notes are classified within Level 2 as the valuation inputs are based on quoted prices in an inactive market on the last day in the reporting period. As of June 30, 2021, the fair value of the convertible senior notes was $931.2 million, compared to their carrying value of $477.6 million, which is net of unamortized discount and debt issuance costs and excludes amounts classified within additional paid-in capital. Refer to Note 9, Debt and Credit Agreement, for further information regarding the Company’s credit facility and Note 10, Convertible Senior Notes, for further information regarding the Company’s convertible senior notes.

Note 6. Balance Sheet Components
Balance sheet details as of June 30, 2021 and December 31, 2020 are presented in the tables below:

	June 30, 2021	December 31, 2020

	(In thousands)
Inventories:
Raw materials	$31,620	$28,205
Work in process	8,590	7,973
Finished goods	60,975	60,120
Total inventories	$101,185	$96,298

Other current assets:
Funds held for customers, including restricted cash (1)	$18,661	$18,164
Net investment in sales-type leases, current portion	10,364	10,246
Prepaid income taxes	6,569	10,095
Other current assets	5,878	2,539
Total other current assets	$41,472	$41,044

Other long-term assets:
Capitalized software, net	$96,588	$94,027
Unbilled receivables, net	15,074	17,205
Deferred debt issuance costs	3,704	4,253
Other long-term assets	4,376	3,804
Total other long-term assets	$119,742	$119,289

Accrued liabilities:
Operating lease liabilities, current portion	$12,370	$12,197
Customer fund liabilities	18,661	18,164
Advance payments from customers	7,069	6,981
Rebates and lease buyouts	28,836	21,815
Group purchasing organization fees	5,772	4,412
Taxes payable	3,303	3,520
Other accrued liabilities	15,114	13,222
Total accrued liabilities	$91,125	$80,311
_________________________________________________
(1)    Includes restricted cash of $0.7 million and $4.0 million as of June 30, 2021 and December 31, 2020, respectively.
The following table summarizes the changes in accumulated balances of other comprehensive income (loss), which consisted of foreign currency translation adjustments, for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In thousands)
Beginning balance	$(6,143)	$(14,140)	$(5,522)	$(9,446)
Other comprehensive income (loss)	652	451	31	(4,243)
Ending balance	$(5,491)	$(13,689)	$(5,491)	$(13,689)

Note 7. Property and Equipment
The following table represents the property and equipment balances as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020

	(In thousands)
Equipment	$88,052	$81,034
Furniture and fixtures	7,333	7,498
Leasehold improvements	20,192	19,517
Software	56,765	50,230
Construction in progress	5,773	7,095
Property and equipment, gross	178,115	165,374
Accumulated depreciation and amortization	(115,792)	(106,301)
Total property and equipment, net	$62,323	$59,073
Depreciation and amortization expense of property and equipment was $4.9 million and $4.7 million for the three months ended June 30, 2021 and 2020, respectively, and $9.7 million and $9.0 million for the six months ended June 30, 2021 and 2020, respectively.
The geographic location of the Company's property and equipment, net, is based on the physical location in which it is located. The following table summarizes the geographic information for property and equipment, net, as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020

	(In thousands)
United States	$57,269	$53,203
Rest of world (1)	5,054	5,870
Total property and equipment, net	$62,323	$59,073
_________________________________________________
(1)    No individual country represented more than 10% of total property and equipment, net.
Note 8. Goodwill and Intangible Assets
Goodwill
The following table represents changes in the carrying amount of goodwill:

	December 31, 2020	Additions	Foreign currency exchange rate fluctuations	June 30, 2021

	(In thousands)
Goodwill	$499,309	—	(43)	$499,266

Intangible Assets, Net
The carrying amounts and useful lives of intangible assets as of June 30, 2021 and December 31, 2020 were as follows:

	June 30, 2021
	Gross carrying amount (1)	Accumulated amortization	Foreign currency exchange rate fluctuations	Net carrying amount	Useful life (years)

	(In thousands, except for years)
Customer relationships	$187,889	$(70,588)	$(780)	$116,521	10 - 30
Acquired technology	85,666	(49,904)	6	35,768	5 - 20
Trade names	7,000	(5,327)	14	1,687	1 - 12
Patents	2,890	(1,542)	1	1,349	2 - 20
Non-compete agreements	600	(150)	—	450	3
Total intangibles assets, net	$284,045	$(127,511)	$(759)	$155,775

	December 31, 2020
	Gross carrying amount (1)	Accumulated amortization	Foreign currency exchange rate fluctuations	Net carrying amount	Useful life (years)

	(In thousands, except for years)
Customer relationships	$187,889	$(64,254)	$(777)	$122,858	10 - 30
Acquired technology	86,029	(44,851)	6	41,184	5 - 20
Backlog	1,150	(1,078)	—	72	4
Trade names	7,850	(5,794)	14	2,070	1 - 12
Patents	2,930	(1,455)	2	1,477	2 - 20
Non-compete agreements	600	(50)	—	550	3
Total intangibles assets, net	$286,448	$(117,482)	$(755)	$168,211
_________________________________________________
(1)     The differences in gross carrying amounts between periods are primarily due to the write-off of certain fully amortized intangible assets.
Amortization expense of intangible assets was $6.1 million and $4.4 million for the three months ended June 30, 2021 and 2020, respectively, and $12.4 million and $8.9 million for the six months ended June 30, 2021 and 2020, respectively.
The estimated future amortization expenses for amortizable intangible assets were as follows:

June 30, 2021

(In thousands)
Remaining six months of 2021	$11,612
2022	21,176
2023	19,153
2024	12,865
2025	11,608
Thereafter	79,361
Total	$155,775

Note 9. Debt and Credit Agreement
2019 Revolving Credit Facility
On November 15, 2019, the Company entered into an Amended and Restated Credit Agreement (as subsequently amended as discussed below, the “A&R Credit Agreement”) with the lenders from time to time party thereto, Wells Fargo

Securities, LLC, Citizens Bank, N.A., and JPMorgan Chase Bank, N.A., as joint lead arrangers, and Wells Fargo Bank, National Association, as administrative agent. The A&R Credit Agreement superseded the Company’s 2016 secured credit facility (the “Prior Credit Agreement”) and provides for (a) a five-year revolving credit facility of $500.0 million (the “Revolving Credit Facility”) and (b) an uncommitted incremental loan facility of up to $250.0 million (the “Incremental Facility”). In addition, the A&R Credit Agreement includes a letter of credit sub-limit of up to $15.0 million and a swing line loan sub-limit of up to $25.0 million. The A&R Credit Agreement has an expiration date of November 15, 2024, upon which date all remaining outstanding borrowings will be due and payable.
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
The A&R Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, dividends, and other distributions. The A&R Credit Agreement contains financial covenants that require the Company and its subsidiaries to not exceed a maximum total secured net leverage ratio (as described above) and maintain a minimum interest coverage ratio. In addition, the A&R Credit Agreement contains certain customary events of default including, but not limited to, failure to pay interest, principal and fees, or other amounts when due, material misrepresentations or misstatements in any representation or warranty, covenant defaults, certain cross defaults to other material indebtedness, certain judgment defaults, and events of bankruptcy. The Company’s obligations under the A&R Credit Agreement and any swap obligations and banking services obligations owing to a lender (or an affiliate of a lender) are guaranteed by certain of its domestic subsidiaries and secured by substantially all of its and such subsidiary guarantors’ assets. In connection with entering into the A&R Credit Agreement, and as a condition precedent to borrowing loans thereunder, the Company and certain of the Company’s other direct and indirect subsidiaries have entered into certain ancillary agreements, including, but not limited to, a reaffirmation agreement, which amends certain terms of the existing collateral agreement and reaffirms their obligations under the existing guaranty agreement. The Company was in full compliance with all covenants as of June 30, 2021.
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
In connection with the A&R Credit Agreement, the Company incurred and capitalized an additional $2.3 million of debt issuance costs. In connection with the Amendment on September 22, 2020, the Company incurred and capitalized an additional $0.6 million of debt issuance costs. The debt issuance costs are being amortized to interest expense using the straight-line method through 2024. Amortization expense related to debt issuance costs for credit agreements was approximately $0.3 million and $0.2 million for the three months ended June 30, 2021 and 2020, respectively, and approximately $0.5 million for both the six months ended June 30, 2021 and 2020.

The following table represents changes in the balance of the Company's deferred debt issuance costs:

(In thousands)
Balance as of December 31, 2020	$4,253
Additions	—
Amortization	(549)
Balance as of June 30, 2021	$3,704
As of each of June 30, 2021 and December 31, 2020, there was no outstanding balance for the Revolving Credit Facility.
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
During the three months ended June 30, 2021, the conditional conversion feature of the Notes was triggered, based on the price of the Company’s common stock, as the last reported sale price of the Company’s common stock was greater than or equal to 130% of the then applicable conversion price for the Notes for at least 20 trading days during the period of 30 consecutive trading days ending on June 30, 2021, the last trading day of the fiscal quarter. Accordingly, the Notes are convertible, in whole or in part, at the option of the holders during the third quarter of 2021. Whether the Notes will be convertible following the third fiscal quarter of 2021 will depend on the continued satisfaction of this condition or another conversion condition in the future. The Company continues to classify the Notes as a long-term liability in its Condensed Consolidated Financial Statements as of June 30, 2021 based on contractual settlement provisions.
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

If the Company undergoes a fundamental change, holders may require, subject to certain exceptions, the Company to repurchase for cash all or any portion of their Notes at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. As of June 30, 2021, none of the criteria for a fundamental change or a conversion rate adjustment had been met.
The Company may not redeem the Notes prior to September 20, 2023. The Company may redeem for cash all or any portion of the Notes, at its option, on or after September 20, 2023, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price for the Notes then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. If the Company redeems less than all of the outstanding Notes, at least $150.0 million aggregate principal amount of Notes must be outstanding and not subject to redemption as of the date of the relevant notice of redemption. No sinking fund is provided for in the Notes.
Convertible debt instruments that may be settled in cash are required to be separated into liability and equity components. The allocation to the liability component is based on the fair value of a similar instrument that does not contain an equity conversion option. Based on this debt-to-equity ratio, debt issuance costs are then allocated to the liability and equity components in a similar manner. Accordingly, at issuance, the Company allocated $461.8 million to the debt liability and $72.7 million to additional paid-in capital, net of applicable issuance costs and deferred taxes. The difference between the principal amount of the Notes and the liability component, inclusive of issuance costs, represents the debt discount, which the Company will amortize to interest expense over the term of the Notes using an effective interest rate of 4.18%. The determination of the discount rate required certain estimates and assumptions. As of June 30, 2021, the remaining life of the Notes and the related debt discount and issuance cost accretion is approximately 4.2 years.
The maximum number of shares issuable upon conversion, including the effect of a fundamental change and subject to other conversion rate adjustments, would be 8.1 million shares. As of June 30, 2021, the if-converted value of the Notes exceeded the principal amount by $319.8 million.
The Notes consisted of the following balances reported in the Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020

	(In thousands)
Liability:
Principal amount	$575,000	$575,000
Unamortized discount	(86,549)	(95,744)
Unamortized debt issuance costs	(10,897)	(12,055)
Convertible senior notes, liability component	$477,554	$467,201
Convertible senior notes, equity component (1)	$72,732	$72,732
_________________________________________________
(1)    Included in additional paid-in capital in the Condensed Consolidated Balance Sheets.
The following table summarizes the components of interest expense resulting from the Notes recognized in interest and other income (expense), net in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2021:

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021

	(In thousands)
Contractual coupon interest	$359	$719
Amortization of discount	$4,624	$9,195
Amortization of debt issuance costs	$583	$1,158

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
Note 11. Lessor Leases
Sales-Type Leases
On a recurring basis, the Company enters into multi-year, sales-type lease agreements, with the majority varying in length from one to five years. The Company optimizes cash flows by selling a majority of its non-U.S. government sales-type leases to third-party leasing finance companies on a non-recourse basis. The Company has no obligation to the leasing company once the lease has been sold. Some of the Company's sales-type leases, mostly those relating to U.S. government hospitals which comprise approximately 68% of the lease receivable balance, are retained in-house.
The following table presents the Company’s income recognized from sales-type leases for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In thousands)
Sales-type lease revenues	$4,648	$6,612	$10,611	$13,004
Cost of sales-type lease revenues	(1,613)	(2,655)	(3,979)	(5,224)
Selling profit on sales-type lease revenues	$3,035	$3,957	$6,632	$7,780

Interest income on sales-type lease receivables	$439	$526	$936	$987

The receivables as a result of these types of transactions are collateralized by the underlying equipment leased and consist of the following components at June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020

	(In thousands)
Net minimum lease payments to be received	$32,458	$35,331
Less: Unearned interest income portion	(2,479)	(2,929)
Net investment in sales-type leases	29,979	32,402
Less: Current portion (1)	(10,364)	(10,246)
Long-term investment in sales-type leases, net	$19,615	$22,156
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
The maturity schedule of future minimum lease payments under sales-type leases retained in-house and the reconciliation to the net investment in sales-type leases reported on the Condensed Consolidated Balance Sheets was as follows:

June 30, 2021

(In thousands)
Remaining six months of 2021	$5,755
2022	10,339
2023	7,693
2024	4,914
2025	2,979
Thereafter	778
Total future minimum sales-type lease payments	32,458
Present value adjustment	(2,479)
Total net investment in sales-type leases	$29,979
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
The following table represents the Company’s income recognized from operating leases for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In thousands)
Rental income	$3,193	$3,024	$5,804	$6,001
Note 12. Lessee Leases
The Company has operating leases for office buildings, data centers, office equipment, and vehicles. The Company’s leases have initial terms of one to 12 years. As of June 30, 2021, the Company did not have any additional material operating leases that were entered into, but not yet commenced.

The maturity schedule of future minimum lease payments under operating leases and the reconciliation to the operating lease liabilities reported on the Condensed Consolidated Balance Sheets was as follows:

June 30, 2021

(In thousands)
Remaining six months of 2021	$7,482
2022	14,174
2023	10,304
2024	8,921
2025	6,434
Thereafter	17,277
Total operating lease payments	64,592
Present value adjustment	(9,710)
Total operating lease liabilities (1)	$54,882
_________________________________________________
(1)    Amount consists of a current and long-term portion of operating lease liabilities of $12.4 million and $42.5 million, respectively. The current portion of the operating lease liabilities is included in accrued liabilities in the Condensed Consolidated Balance Sheets.
Operating lease costs were $3.6 million and $3.4 million for the three months ended June 30, 2021 and 2020, respectively, and $7.3 million and $7.0 million for the six months ended June 30, 2021 and 2020, respectively. Short-term lease costs and variable lease costs were immaterial for the three and six months ended June 30, 2021 and 2020.
The following table summarizes supplemental cash flow information related to the Company’s operating leases for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities	$7,863	$7,067
Right-of-use assets obtained in exchange for new lease liabilities	$906	$1,335
The following table summarizes the weighted-average remaining lease term and weighted-average discount rate related to the Company’s operating leases as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Weighted-average remaining lease term, years	5.6	5.9
Weighted-average discount rate, %	5.8%	5.8%
Note 13. Commitments and Contingencies
Purchase Obligations
In the ordinary course of business, the Company issues purchase orders based on its current manufacturing needs. As of June 30, 2021, the Company had non-cancelable purchase commitments of $114.4 million, of which $89.5 million are expected to be paid within the year ending December 31, 2021.
Legal Proceedings
The Company is currently involved in various legal proceedings.
A class action lawsuit was filed against the Company, on June 5, 2019, in the Circuit Court of Cook County, Illinois, Chancery Division, captioned Corey Heard, individually and on behalf of all others similarly situated v. Omnicell, Inc., Case No. 2019-CH-06817 (the “Heard Action”). The complaint seeks class certification, monetary damages in the form of statutory damages for willful and/or reckless or, in the alternative, negligent violation of the Illinois Biometric Information Privacy Act (“BIPA”), and certain declaratory, injunctive, and other relief based on causes of action directed to allegations of violation of BIPA by the Company. The complaint was served on the Company on June 13, 2019. On July 31, 2019, the Company filed a motion to stay or consolidate the case with the action Yana Mazya, et al. v. Northwestern Lake Forest Hospital, et al., Case No. 2018-CH-07161, pending in the Circuit Court of Cook County, Illinois, Chancery Division (the “Mazya Action”). The Court subsequently, on October 10, 2019, denied the motion, without prejudice, as being moot in view of the dismissal of the claims against the Company in the Mazya Action. The Company filed a motion to dismiss the complaint in the Heard Action on October 31, 2019. The hearing on the Company’s motion to dismiss was held on September 2, 2020. The Court ruled from the bench and dismissed the complaint without prejudice giving plaintiff leave to file an amended complaint by September 30, 2020. Plaintiff filed an amended complaint on September 30, 2020 and the Company subsequently filed a motion to dismiss the amended complaint on October 28, 2020. The Company's motion to dismiss is now fully briefed and the Court has scheduled oral argument on the motion for September 17, 2021. The Company intends to defend the lawsuit vigorously.
On December 21, 2020, Becton, Dickinson and Company (“BD”) filed a complaint against the Company in the United States District Court for the Middle District of North Carolina, asserting claims of misappropriation under the Defend Trade Secrets Act, misappropriation under the North Carolina Trade Secrets Protection Act, unfair competition, and unfair/deceptive trade practices in violation of North Carolina law (the “Omnicell Complaint”). This action (the “Omnicell Action”) was commenced in relation to another action brought by BD, in the same Court (the “Related Matter”) against a former BD employee who is also a former Company employee (the “Former Employee”) alleging that the Former Employee had violated the Former Employee’s legal obligations to BD regarding BD’s confidential and trade secret information when the Former Employee allegedly downloaded certain documents from BD’s information technology system following the end of the Former Employee’s employment with BD. In connection with the Related Matter, BD, the Former Employee, and the Company entered into a protocol with the purpose of facilitating the return to BD of any BD documents that may have been resident, as a result of the Former Employee’s actions, on any devices belonging to the Former Employee or the Company. The Omnicell Complaint seeks injunctive relief and monetary damages in the form of compensatory, punitive, and exemplary damages, attorneys’ fees and costs, and pre-judgment and post-judgment interest. On March 17, 2021, the parties filed a joint motion to stay the Omnicell Action, which motion was granted by the Court on June 8, 2021. The stay is in place for no more than 180 days, setting the deadline for filing the Company’s answer to the Omnicell Complaint as December 6, 2021, unless an extension to such stay is mutually agreed to by the parties and approved by the Court. The Company intends to defend the lawsuit vigorously.
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
Note 14. Income Taxes
The Company generally provides for income taxes in interim periods based on the estimated annual effective tax rate for the year, adjusting for discrete items in the quarter in which they arise. The annual effective tax rate before discrete items was 27.8% and 28.0% for the six months ended June 30, 2021 and 2020, respectively.
The Company continued its global operational centralization activities and legal entity rationalization during the second quarter of 2021. The Company recognized an immaterial gain from such activities during the six months ended June 30, 2021, and did not recognize a gain or loss from such activities during the six months ended June 30, 2020. The Company recognized a discrete tax benefit related to equity compensation in the amount of $8.2 million and $3.3 million for the six months ended June 30, 2021 and 2020, respectively.
The 2021 annual effective tax rate before discrete items differed from the statutory rate of 21% primarily due to the unfavorable impact of state income taxes and non-deductible compensation and equity charges, partially offset by the favorable impact of research and development credits and a foreign derived intangible income (“FDII”) benefit deduction. The 2020 annual effective tax rate before discrete items differed from the statutory rate of 21% primarily due to the unfavorable impact of state income taxes, non-deductible compensation and equity charges, and non-deductible expenses, partially offset by the favorable impact of research and development credits and a FDII benefit deduction.
On March 11, 2021, the President of the United States signed into law the “American Rescue Plan Act of 2021” (the “ARP Act”), which provides additional economic stimulus and tax credits, including the expansion and modification of the employee retention tax credit enacted by the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) and the refundable tax credits for COVID-related paid sick and family leave enacted by the Family First Act. The Company does not expect these provisions of the ARP Act to have a material impact for income taxes. The ARP Act further provides revenue raising offsets to meet budget reconciliation rules, including the expansion of “covered employees” for purposes of the Internal Revenue Code of 1986, as amended, Section 162(m) limitation on the deduction for excessive employee remuneration rules to be applicable for taxable years beginning after December 31, 2026. The Company will continue to evaluate the impact of these provisions of the ARP Act on income taxes.
As of June 30, 2021 and December 31, 2020, the Company had gross unrecognized tax benefits of $18.1 million and $18.2 million, respectively. It is the Company’s policy to classify accrued interest and penalties as part of unrecognized tax benefits, but to record interest and penalties in interest and other income (expense), net in the Condensed Consolidated Statements of Operations. As of June 30, 2021 and December 31, 2020, the amount of accrued interest and penalties was $1.3 million and $1.4 million, respectively.
The Company files income tax returns in the United States and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities, including major jurisdictions such as the United States, Germany, Italy, Netherlands, and the United Kingdom. With few exceptions, as of June 30, 2021, the Company was no longer subject to U.S., state, and foreign examination for years before 2017, 2016, and 2016, respectively.
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
Note 15. Employee Benefits and Share-Based Compensation
Stock-Based Plans
For a detailed explanation of the Company's stock plans, refer to Note 14, Employee Benefits and Share-Based Compensation, of the audited Consolidated Financial Statements and accompanying Notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 24, 2021.
Share-Based Compensation Expense
The following table sets forth the total share-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In thousands)
Cost of product and service revenues	$2,044	$2,130	$3,981	$3,900
Research and development	1,731	1,854	3,431	3,622
Selling, general, and administrative	9,264	7,367	17,399	14,488
Total share-based compensation expense	$13,039	$11,351	$24,811	$22,010
Employee Stock Purchase Plan (“ESPP”)
The following assumptions were used to value shares under the ESPP for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Expected life, years	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Expected volatility, %	27.4% - 53.5%	30.4% - 39.9%	27.4% - 53.5%	30.4% - 39.9%
Risk-free interest rate, %	0.1% - 2.6%	1.4% - 2.7%	0.1% - 2.6%	1.4% - 2.7%
Dividend yield, %	—%	—%	—%	—%
For the six months ended June 30, 2021 and 2020, employees purchased approximately 156,000 and 217,000 shares of common stock, respectively, under the ESPP at a weighted-average price of $59.75 and $43.51, respectively. As of June 30, 2021, the unrecognized compensation cost related to the shares to be purchased under the ESPP was approximately $2.9 million and is expected to be recognized over a weighted-average period of 1.3 years.

Stock Options
The following assumptions were used to value stock options granted pursuant to the Company’s 2009 Equity Incentive Plan (as amended, the “2009 Plan”) for the three months ended June 30, 2020, and the six months ended June 30, 2021 and 2020. There were no stock options granted during the three months ended June 30, 2021.

	Three Months Ended June 30,	Six Months Ended June 30,
	2020	2021	2020
Expected life, years	4.7	4.9	4.7
Expected volatility, %	42.2%	30.1%	37.9%
Risk-free interest rate, %	0.5%	0.6%	0.9%
Estimated forfeiture rate, %	5.7%	7.9%	5.7%
Dividend yield, %	—%	—%	—%
The following table summarizes the stock options activity during the six months ended June 30, 2021:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Years	Aggregate Intrinsic Value

	(In thousands, except per share data)
Outstanding at December 31, 2020	3,932	$62.50	7.8	$226,160
Granted	150	125.80
Exercised	(395)	58.20
Expired	(8)	68.18
Forfeited	(120)	73.01
Outstanding at June 30, 2021	3,559	$65.28	7.3	$306,648
Exercisable at June 30, 2021	1,634	$49.45	5.9	$166,665
Vested and expected to vest at June 30, 2021 and thereafter	3,381	$64.38	7.3	$294,384
The weighted-average fair value per share of options granted during the three months ended June 30, 2020 was $26.03, and the weighted-average fair value per share of options granted during the six months ended June 30, 2021 and 2020 was $33.89 and $26.21, respectively. The intrinsic value of options exercised during the three months ended June 30, 2021 and 2020 was $16.8 million and $2.5 million, respectively, and during the six months ended June 30, 2021 and 2020 was $30.8 million and $12.4 million, respectively.
As of June 30, 2021, total unrecognized compensation cost related to unvested stock options was $43.8 million, which is expected to be recognized over a weighted-average vesting period of 2.6 years.
Restricted Stock Units (“RSUs”)
The following table summarizes the restricted stock units activity under the 2009 Plan during the six months ended June 30, 2021:

	Number of Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Years	Aggregate Intrinsic Value

	(In thousands, except per share data)
Outstanding at December 31, 2020	580	$72.87	1.6	$69,670
Granted (Awarded)	165	134.00
Vested (Released)	(86)	75.56
Forfeited	(36)	71.92
Outstanding and unvested at June 30, 2021	623	$88.75	1.5	$94,403
As of June 30, 2021, total unrecognized compensation cost related to RSUs was $48.2 million, which is expected to be recognized over the remaining weighted-average vesting period of 3.0 years.

Restricted Stock Awards (“RSAs”)
The following table summarizes the restricted stock awards activity under the 2009 Plan during the six months ended June 30, 2021:

	Number of Shares	Weighted-Average Grant Date Fair Value

	(In thousands, except per share data)
Outstanding at December 31, 2020	21	$68.11
Granted (Awarded)	10	135.86
Vested (Released)	(21)	68.11
Outstanding and unvested at June 30, 2021	10	$135.86
As of June 30, 2021, total unrecognized compensation cost related to RSAs was $1.2 million, which is expected to be recognized over the remaining weighted-average vesting period of 0.9 years.
Performance-Based Restricted Stock Units (“PSUs”)
The following table summarizes the performance-based restricted stock units activity under the 2009 Plan during the six months ended June 30, 2021:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Unit

	(In thousands, except per share data)
Outstanding at December 31, 2020	155	$74.26
Granted	51	156.79
Vested	(41)	70.60
Forfeited	(6)	63.20
Outstanding and unvested at June 30, 2021	159	$102.21
As of June 30, 2021, total unrecognized compensation cost related to PSUs was approximately $8.6 million, which is expected to be recognized over the remaining weighted-average vesting period of 1.5 years.
Summary of Shares Reserved for Future Issuance under Equity Incentive Plans
The Company had the following ordinary shares reserved for future issuance under its equity incentive plans as of June 30, 2021:

Number of Shares

(In thousands)
Share options outstanding	3,559
Non-vested restricted stock awards	792
Shares authorized for future issuance	1,902
ESPP shares available for future issuance	1,050
Total shares reserved for future issuance	7,303
Stock Repurchase Program
On August 2, 2016, the Company's Board of Directors (the “Board”) authorized a stock repurchase program providing for the repurchase of up to $50.0 million of the Company’s common stock (the “2016 Repurchase Program”). The 2016 Repurchase Program is in addition to the stock repurchase program approved by the Board on November 4, 2014 providing for the repurchase of up to $50.0 million of the Company’s common stock (the “2014 Repurchase Program”). As of June 30, 2021, the maximum dollar value of shares that may yet be purchased under the two repurchase programs was $54.9 million. The stock repurchase programs do not obligate the Company to repurchase any specific number of shares, and the Company may terminate or suspend the repurchase programs at any time.

During the three and six months ended June 30, 2021 and 2020, the Company did not repurchase any of its outstanding common stock.
Note 16. Equity Offerings
On November 3, 2017, the Company entered into a Distribution Agreement (the “Distribution Agreement”) with J.P. Morgan Securities LLC, Wells Fargo Securities, LLC, and HSBC Securities (USA) Inc., as its sales agents, pursuant to which the Company was able to offer and sell from time to time through the sales agents up to $125.0 million maximum aggregate offering price of the Company’s common stock. Sales of the common stock pursuant to the Distribution Agreement may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on the Nasdaq Stock Market, or sales made to or through a market maker other than on an exchange.
For the six months ended June 30, 2020, the Company did not sell any of its common stock under the Distribution Agreement.
The registration statement under which the shares that could have been sold pursuant to the Distribution Agreement expired on November 3, 2020, and, accordingly, no additional sales will be made pursuant to the Distribution Agreement.
Note 17. Restructuring Expenses
During 2020, the Company announced a company-wide organizational realignment initiative in order to more effectively align its organizational infrastructure and operations with the strategic vision of the autonomous pharmacy. During the second quarter of 2020, the Company also initiated a restructuring plan to help mitigate the adverse impact of the COVID-19 pandemic on its business and financial results. During the three and six months ended June 30, 2020, the Company incurred $6.4 million and $10.0 million of employee severance costs and related expenses under both initiatives, respectively.
    In the first quarter of 2021, the Company continued its organizational realignment initiative, incurring $2.0 million of employee severance costs and related expenses. The Company did not incur any additional restructuring expenses during the three months ended June 30, 2021.
The following table summarizes the total restructuring expense recognized in the Company’s Condensed Consolidated Statements of Operations for the three months ended June 30, 2020, and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,	Six Months Ended June 30,
	2020	2021	2020

	(In thousands)
Cost of product and service revenues	$2,489	$389	$2,564
Research and development	2,918	105	3,716
Selling, general, and administrative	949	1,526	3,681
Total restructuring expense	$6,356	$2,020	$9,961
Note 18. Subsequent Events
On July 26, 2021, the Company announced its acquisition of RxInnovation Inc., a Delaware corporation, operating as FDS Amplicare (“FDS Amplicare”), for total aggregate cash consideration of $177.0 million, subject to customary adjustments. FDS Amplicare is a pharmacy software solutions provider. The transaction, which is expected to close in the second half of 2021, is subject to clearance under the Hart-Scott-Rodino Act and the satisfaction of other customary closing conditions.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS
This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements are contained throughout this report, including in the sections entitled “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include, but are not limited to, statements about:

•our expectations about the continuing impact of the ongoing COVID-19 pandemic (including new variants of the virus) and associated efforts to contain the spread of the pandemic on our workforce and operations, as well as the continuing impacts on our customers and suppliers, and the anticipated continuing effects of the COVID-19 pandemic and associated containment measures on our business, financial condition, liquidity, and results of operations;
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
•planned new products and services;
•our ability to secure adequate supplies of raw materials and components utilized in the manufacture of our products of a quality that we require and at acceptable prices;
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
Over 7,000 facilities worldwide use our automation and analytics solutions which are designed to improve pharmacy workflows, increase operational efficiency, reduce medication errors, deliver actionable intelligence, and improve patient safety. More than 50,000 institutional and retail pharmacies across North America and the United Kingdom leverage our innovative medication adherence and population health solutions to improve patient engagement, and adherence to prescriptions and vaccine scheduling, helping to reduce costly hospital readmissions. We sell our product and consumable solutions together with related service offerings. Revenues generated in the United States represented 89% of our total revenues for both the three months ended June 30, 2021 and 2020, and 89% and 90% of our total revenues for the six months ended June 30, 2021 and 2020, respectively.
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
Our full-time employee headcount was approximately 3,080 and 2,860 on June 30, 2021 and December 31, 2020, respectively.
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
Strategy
We are committed to being the care provider’s most trusted partner and executing on the vision of the autonomous pharmacy by delivering automation, intelligence, and advanced services, powered by a single, cloud-based platform. We believe there are significant challenges in pharmacy practice including, but not limited to, medication errors, drug shortages, medication loss due to drug diversion, significant medication waste and expiration costs, a high level of manual steps in the medication management automation process, complexity around compliance requirements, high pharmacy employee turnover rates, hospitalizations from adverse drug events in outpatient settings, high variability in outcomes, and limited inventory visibility. We believe that these significant challenges in pharmacy practice drive the demand for increased digitization and virtualization, and that our solutions enable this and represent large opportunities in four market categories:
•Point of Care. As a market leader, we expect to continue expansion of this product category as customers increase use of our dispensing systems in more areas within their hospitals. In addition, we are nearly midway through the replacement, upgrade, and expansion cycle of our XT Series automated dispensing systems which we believe is a significant market opportunity and we expect to continue to focus on further penetrating markets through competitive conversions. We believe our current portfolio within the Point of Care market and new innovation and services will continue to drive improved outcomes and lower costs for our customers.
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
•Retail, Institutional, and Payer. We believe the Retail, Institutional, and Payer market represents a large opportunity as the majority of drugs are distributed in the non-acute sector. New technology and updated state board regulations are leading to innovation at traditional retail providers, which, combined with the move to value-based care, we believe will incentivize the market to adopt solutions to help providers and payers engage patients in new ways that lower the total cost of care. We believe adoption of our EnlivenHealth (formerly Population Health Solutions) portfolio of software products and services, along with medication adherence packaging, will increase adherence performance rates, increase prescription volume for our customers, and reduce hospital and emergency room visits due to improved adherence. As retail pharmacies play an increasingly vital role in population health following the onset of the COVID-19 pandemic, EnlivenHealth has extended solutions to assist with vaccination programs, testing protocols, and patient engagement efforts. There are four main areas of focus:
◦CareScheduler is an exclusive digital solution that automates the scheduling, reporting, and patient outreach for administering the COVID-19 vaccine and other vaccines and testing procedures.
◦Medication Synchronization is an appointment-based solution that aligns a patient's medications to a single refill date, designed to improve medication adherence and reduce hospital readmissions.
◦Omnichannel Communications Platform is our comprehensive engagement solution that leverages machine learning and proven Interactive Voice Response technology to enable customers to create a personalized and differentiated pharmacy experience for their patients.
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
Acquisitions
On July 26, 2021, we announced our acquisition of RxInnovation Inc., a Delaware corporation, operating as FDS Amplicare (“FDS Amplicare”), for total aggregate cash consideration of $177.0 million, subject to customary adjustments. We will use cash available on our balance sheet to fund the transaction. FDS Amplicare is a pharmacy software solutions provider. The transaction, which is expected to close in the second half of 2021, is subject to clearance under the Hart-Scott-Rodino Act and the satisfaction of other customary closing conditions. The acquisition will add a comprehensive and differentiated suite of financial management, analytics, and population health solutions to Omnicell’s EnlivenHealth division.
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
•Business combinations;
•Convertible senior notes;
•Share-based compensation; and
•Accounting for income taxes.
There were no material changes in the matters for which we make critical accounting estimates in the preparation of our Condensed Consolidated Financial Statements during the six months ended June 30, 2021 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended December 31, 2020, except as discussed in “Recently Adopted Authoritative Guidance” in Note 1, Organization and Summary of Significant Accounting Policies, of the Notes to Condensed Consolidated Financial Statements included in this quarterly report on Form 10-Q.
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

RESULTS OF OPERATIONS
Total Revenues

	Three Months Ended June 30,
			Change in
	2021	2020	$	%

	(Dollars in thousands)
Product revenues	$196,911	$138,942	$57,969	42%
Percentage of total revenues	72%	70%
Services and other revenues	75,828	60,679	15,149	25%
Percentage of total revenues	28%	30%
Total revenues	$272,739	$199,621	$73,118	37%
Product revenues represented 72% and 70% of total revenues for the three months ended June 30, 2021 and 2020, respectively. Product revenues increased by $58.0 million, due to increased customer demand, primarily within our automated dispensing systems business. In comparison, the second quarter of 2020 was impacted by the COVID-19 pandemic as health systems were focusing resources on COVID-19 essential activities.
Services and other revenues represented 28% and 30% of total revenues for the three months ended June 30, 2021 and 2020, respectively. Services and other revenues include revenues from technical services, SaaS, subscription software, and technology-enabled services, and other services. Services and other revenues increased by $15.1 million, primarily due to revenues of $11.5 million from the newly-acquired 340B Link Business, as well as continued growth in our installed customer base.
Our international sales represented 11% of total revenues for both the three months ended June 30, 2021 and 2020, and are expected to be affected by foreign currency exchange rate fluctuations. We are unable to predict the extent to which revenues in future periods will be impacted by changes in foreign currency exchange rates.

	Six Months Ended June 30,
			Change in
	2021	2020	$	%

	(Dollars in thousands)
Product revenues	$375,036	$309,015	$66,021	21%
Percentage of total revenues	71%	72%
Services and other revenues	149,546	120,292	29,254	24%
Percentage of total revenues	29%	28%
Total revenues	$524,582	$429,307	$95,275	22%
Product revenues represented 71% and 72% of total revenues for the six months ended June 30, 2021 and 2020, respectively. Product revenues increased by $66.0 million, due to increased customer demand, primarily within our automated dispensing systems business. In comparison, the second quarter of 2020 was impacted by the COVID-19 pandemic as health systems were focusing resources on COVID-19 essential activities.
Services and other revenues represented 29% and 28% of total revenues for the six months ended June 30, 2021 and 2020, respectively. Services and other revenues include revenues from technical services, SaaS, subscription software, and technology-enabled services, and other services. Services and other revenues increased by $29.3 million, primarily due to revenues of $22.4 million from the newly-acquired 340B Link Business, as well as continued growth in our installed customer base.
Our international sales represented 11% and 10% of total revenues for the six months ended June 30, 2021 and 2020, respectively, and are expected to be affected by foreign currency exchange rate fluctuations. We are unable to predict the extent to which revenues in future periods will be impacted by changes in foreign currency exchange rates.
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

	Three Months Ended June 30,
			Change in
	2021	2020	$	%

	(Dollars in thousands)
Cost of revenues:
Cost of product revenues	$100,227	$85,779	$14,448	17%
As a percentage of related revenues	51%	62%
Cost of services and other revenues	36,214	30,617	5,597	18%
As a percentage of related revenues	48%	50%
Total cost of revenues	$136,441	$116,396	$20,045	17%
As a percentage of total revenues	50%	58%

Gross profit	$136,298	$83,225	$53,073	64%
Gross margin	50%	42%
Cost of revenues for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 increased by $20.0 million, of which $14.4 million was attributed to the increase in cost of product revenues and $5.6 million was attributed to the increase in cost of services and other revenues.
The increase in cost of product revenues was primarily driven by the increase in product revenues of $58.0 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, partially offset by the benefits associated with economies of scale due to higher volumes, as well as the reduction of employee-related expenses for restructuring initiatives.
The increase in cost of services and other revenues was primarily driven by the increase in services and other revenues of $15.1 million, including incremental revenues from the newly-acquired 340B Link Business, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, as well as additional investments in our service business to support new product offerings.
The overall increase in gross margin primarily relates to higher revenues for the three months ended June 30, 2021 due to increased customer demand, benefits associated with economies of scale due to higher volumes, as well as the reduction of employee-related expenses for restructuring initiatives. Gross margin in the second quarter of 2020 was impacted by the COVID-19 pandemic. Our gross profit for the three months ended June 30, 2021 was $136.3 million, as compared to $83.2 million for the three months ended June 30, 2020.

	Six Months Ended June 30,
			Change in
	2021	2020	$	%

	(Dollars in thousands)
Cost of revenues:
Cost of product revenues	$192,854	$176,051	$16,803	10%
As a percentage of related revenues	51%	57%
Cost of services and other revenues	73,147	60,409	12,738	21%
As a percentage of related revenues	49%	50%
Total cost of revenues	$266,001	$236,460	$29,541	12%
As a percentage of total revenues	51%	55%

Gross profit	$258,581	$192,847	$65,734	34%
Gross margin	49%	45%
Cost of revenues for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 increased by $29.5 million, of which $16.8 million was attributed to the increase in cost of product revenues and $12.7 million was attributed to the increase in cost of services and other revenues.
The increase in cost of product revenues was primarily driven by the increase in product revenues of $66.0 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, partially offset by the benefits associated with economies of scale due to higher volumes, as well as the reduction of employee-related expenses for restructuring initiatives.
The increase in cost of services and other revenues was primarily driven by the increase in services and other revenues of $29.3 million, including incremental revenues from the newly-acquired 340B Link Business, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, as well as additional investments in our service business to support new product offerings.
The overall increase in gross margin primarily relates to higher revenues for the six months ended June 30, 2021 due to increased customer demand, benefits associated with economies of scale due to higher volumes, as well as the reduction of employee-related expenses for restructuring initiatives. Gross margin in the second quarter of 2020 was impacted by the COVID-19 pandemic. Our gross profit for the six months ended June 30, 2021 was $258.6 million, as compared to $192.8 million for the six months ended June 30, 2020.
Operating Expenses and Interest and Other Income (Expense), Net

	Three Months Ended June 30,
			Change in
	2021	2020	$	%

	(Dollars in thousands)
Operating expenses:
Research and development	$18,213	$20,830	$(2,617)	(13)%
As a percentage of total revenues	7%	10%
Selling, general, and administrative	89,169	69,386	19,783	29%
As a percentage of total revenues	33%	35%
Total operating expenses	$107,382	$90,216	$17,166	19%
As a percentage of total revenues	39%	45%

Interest and other income (expense), net	$(5,959)	$174	$(6,133)	(3,525)%
Research and Development. Research and development expenses decreased by $2.6 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The decrease was primarily attributed to a reduction of $2.9 million in employee-related expenses for restructuring initiatives.

Selling, General, and Administrative. Selling, general, and administrative expenses increased by $19.8 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase was primarily due to an increase of approximately $12.2 million in employee-related expenses primarily related to increased headcount, including the incremental headcount from the 340B Link Business acquisition, an increase of $2.0 million in acquisition-related expenses, as well as higher consulting and other expenses.
Interest and Other Income (Expense), Net. Interest and other income (expense), net changed by $6.1 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily driven by a $6.2 million increase in other expenses. The increase in other expenses during the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 is primarily driven by amortization of discount and debt issuance costs as well as interest expense associated with our convertible senior notes issued in September 2020.

	Six Months Ended June 30,
			Change in
	2021	2020	$	%

	(Dollars in thousands)
Operating expenses:
Research and development	$34,293	$39,482	$(5,189)	(13)%
As a percentage of total revenues	7%	9%
Selling, general, and administrative	175,762	148,205	27,557	19%
As a percentage of total revenues	34%	35%
Total operating expenses	$210,055	$187,687	$22,368	12%
As a percentage of total revenues	40%	44%

Interest and other income (expense), net	$(12,650)	$(648)	$(12,002)	1,852%
Research and Development. Research and development expenses decreased by $5.2 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The decrease was primarily attributed to a reduction of $3.6 million in employee-related expenses for restructuring initiatives, as well as lower consulting expenses.
Selling, General, and Administrative. Selling, general, and administrative expenses increased by $27.6 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase was primarily due to an increase of approximately $20.1 million in employee-related expenses primarily related to increased headcount, including the incremental headcount from the 340B Link Business acquisition, as well as higher consulting expenses and an increase in acquisition-related expenses of $2.0 million, partially offset by a reduction in employee-related expenses for restructuring initiatives of $2.2 million.
Interest and Other Income (Expense), Net. Interest and other income (expense), net changed by $12.0 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily driven by a $11.3 million increase in other expenses and a $0.7 million decrease in other income. The increase in other expenses during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 is primarily driven by amortization of discount and debt issuance costs as well as interest expense associated with our convertible senior notes issued in September 2020.
Provision for (Benefit from) Income Taxes

	Three Months Ended June 30,
			Change in
	2021	2020	$	%

	(Dollars in thousands)
Provision for (benefit from) income taxes	$2,533	$(2,518)	$5,051	(201)%

	Six Months Ended June 30,
			Change in
	2021	2020	$	%

	(Dollars in thousands)
Provision for (benefit from) income taxes	$1,325	$(2,500)	$3,825	(153)%

Our annual effective tax rate before discrete items was 27.8% and 28.0% for the six months ended June 30, 2021 and 2020, respectively. The decrease in the estimated annual effective tax rate for the six months ended June 30, 2021 compared to the same period in 2020 was primarily due to our higher profitability during the period, a decrease in in non-deductible expenses, and an increase in research and development credits.
Provision for income taxes for the six months ended June 30, 2021 included net discrete income tax benefit of $8.6 million, primarily due to a $8.2 million tax benefit from equity compensation.
Provision for income taxes for the six months ended June 30, 2020 included net discrete income tax benefit of $3.8 million, primarily due to a $3.3 million tax benefit from equity compensation.
Refer to Note 14, Income Taxes, of the Notes to Condensed Consolidated Financial Statements included in this quarterly report on Form 10-Q for more details.
LIQUIDITY AND CAPITAL RESOURCES
We had cash and cash equivalents of $614.2 million at June 30, 2021 compared to $485.9 million at December 31, 2020. All of our cash and cash equivalents are invested in bank accounts and money market funds held in sweep and asset management accounts with major financial institutions.
Our cash position and working capital at June 30, 2021 and December 31, 2020 were as follows:

	June 30, 2021	December 31, 2020

	(In thousands)
Cash and cash equivalents	$614,236	$485,928
Working capital	$667,176	$552,991
Our ratio of current assets to current liabilities was 3.1:1 and 3.0:1 at June 30, 2021 and December 31, 2020, respectively.
Sources of Cash
Revolving Credit Facility
On November 15, 2019, we entered into an Amended and Restated Credit Agreement (as subsequently amended, as discussed below, the “A&R Credit Agreement”) with the lenders from time to time party thereto, Wells Fargo Securities, LLC, Citizens Bank, N.A., and JPMorgan Chase Bank, N.A., as joint lead arrangers, and Wells Fargo Bank, National Association, as administrative agent. The A&R Credit Agreement superseded our 2016 senior secured credit facility and provides for (a) a five-year revolving credit facility of $500.0 million (the “Revolving Credit Facility”) and (b) an uncommitted incremental loan facility of up to $250.0 million. In addition, the A&R Credit Agreement includes a letter of credit sub-limit of up to $15.0 million and a swing line loan sub-limit of up to $25.0 million.
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
As of June 30, 2021, there was no outstanding balance for the Revolving Credit Facility and we were in full compliance with all covenants. Refer to Note 9, Debt and Credit Agreement, of the Notes to Condensed Consolidated Financial Statements included in this quarterly report on Form 10-Q for more details. We expect to use future loans under the Revolving Credit Facility, if any, for working capital, potential acquisitions, and other general corporate purposes.
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
Our stock repurchase programs have a total of $54.9 million remaining for future repurchases as of June 30, 2021, which may result in additional use of cash. Refer to “Stock Repurchase Program” under Note 15, Employee Benefits and Share-Based Compensation, of the Notes to Condensed Consolidated Financial Statements included in this quarterly report on Form 10-Q for more details. There were no stock repurchases during the three and six months ended June 30, 2021 and 2020.
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
Cash Flows
The following table summarizes, for the periods indicated, selected items in our Condensed Consolidated Statements of Cash Flows:

	Six Months Ended June 30,
	2021	2020

	(In thousands)
Net cash provided by (used in):
Operating activities	$129,188	$72,735
Investing activities	(26,482)	(33,213)
Financing activities	22,413	(32,308)
Effect of exchange rate changes on cash and cash equivalents	(74)	(841)
Net increase in cash, cash equivalents, and restricted cash	$125,045	$6,373
Operating Activities
We expect cash from our operating activities to fluctuate in future periods as a result of a number of factors, including the timing of our billings and collections, our operating results, and the timing of other liability payments.
Net cash provided by operating activities was $129.2 million for the six months ended June 30, 2021, primarily consisting of net income of $34.6 million adjusted for non-cash items of $76.9 million and changes in assets and liabilities of $17.7 million. The non-cash items primarily consisted of depreciation and amortization expense of $35.0 million, share-based compensation expense of $24.8 million, amortization of discount on convertible senior notes of $9.2 million, amortization of operating lease right-of-use assets of $5.8 million, amortization of debt issuance costs of $1.7 million, and a change in deferred income taxes of $0.5 million. Changes in assets and liabilities include cash inflows from (i) an increase in deferred revenues of $27.5 million primarily due to an increase in billings driven by the timing of shipments in order to meet customers’ implementation schedules and recognition of revenues for products requiring installation, (ii) an increase in accounts payable of $15.7 million primarily due to an overall increase in spending, as well as timing of payments, (iii) an increase in accrued liabilities of $10.1 million primarily due to an increase in rebates and buyout liabilities, (iv) a decrease in investment in sales-

type leases of $2.4 million, (v) a decrease in prepaid commissions of $1.9 million, and (vi) a decrease in other long-term assets of $1.6 million. These cash inflows were partially offset by (i) an increase in accounts receivable and unbilled receivables of $19.7 million primarily due to an increase in billings driven by the timing of shipments as well as collections, (ii) a decrease in accrued compensation of $7.3 million primarily due to a decrease in accrued commissions and bonuses, (iii) an increase in inventories of $6.6 million to support forecasted sales, (iv) a decrease in operating lease liabilities of $6.2 million, and (v) an increase in prepaid expenses of $1.4 million.
Net cash provided by operating activities was $72.7 million for the six months ended June 30, 2020, primarily consisting of net income of $7.0 million adjusted for non-cash items of $47.0 million and changes in assets and liabilities of $18.7 million. The non-cash items primarily consisted of depreciation and amortization expense of $28.8 million, share-based compensation expense of $22.0 million, amortization of operating lease right-of-use assets of $5.2 million, amortization of debt issuance costs of $0.5 million, and a change in deferred income taxes of $9.4 million. Changes in assets and liabilities include cash inflows from (i) a decrease in accounts receivable and unbilled receivables of $28.2 million primarily due to an increase in collections and a decrease in billings due to timing of shipments, (ii) an increase in deferred revenues of $16.3 million primarily due to the timing of shipments in order to meet customers’ implementation schedules and recognition of revenues for products requiring installation, (iii) an increase in other long-term liabilities of $4.4 million, (iv) a decrease in prepaid commissions of $4.0 million, and (v) a decrease in prepaid expenses of $1.2 million. These cash inflows were partially offset by (i) a decrease in accounts payable of $11.3 million primarily due to an overall decrease in spending, as well as timing of payments, (ii) an increase in inventories of $7.3 million to support forecasted sales, (iii) a decrease in operating lease liabilities of $5.2 million, (iv) an increase in other long-term assets of $4.6 million, (v) a decrease in accrued compensation of $3.1 million, (vi) a decrease in accrued liabilities of $2.8 million, and (vii) an increase in investment in sales-type leases of $1.4 million.
Investing Activities
Net cash used in investing activities was $26.5 million for the six months ended June 30, 2021, which consisted of capital expenditures of $11.1 million for property and equipment, and $15.4 million for costs of software development for external use.
Net cash used in investing activities was $33.2 million for the six months ended June 30, 2020, which consisted of capital expenditures of $13.2 million for property and equipment, and $20.0 million for costs of software development for external use.
Financing Activities
Net cash provided by financing activities was $22.4 million for the six months ended June 30, 2021, primarily due to $32.3 million in proceeds from employee stock option exercises and ESPP purchases, partially offset by $6.7 million in employees’ taxes paid related to restricted stock unit vesting, and a net decrease in the customer funds balances of $3.3 million.
Net cash used in financing activities was $32.3 million for the six months ended June 30, 2020, primarily due to the repayment of $50.0 million of the Revolving Credit Facility and $3.5 million in employees’ taxes paid related to restricted stock unit vesting, partially offset by $21.2 million in proceeds from employee stock option exercises and employee stock plan purchases.
Contractual Obligations
There have been no significant changes during the six months ended June 30, 2021 to the contractual obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our annual report on Form 10-K for the year ended December 31, 2020.

Contractual obligations as of June 30, 2021 were as follows:

	Payments Due By Period
	Total	Remainder of 2021	2022 - 2023	2024 - 2025	2026 and thereafter

	(In thousands)
Operating leases (1)	$64,592	$7,482	$24,478	$15,355	$17,277
Purchase obligations (2)	114,388	89,479	23,246	1,567	96
Convertible senior notes (3)	581,469	719	2,875	577,875	—
Total (4)	$760,449	$97,680	$50,599	$594,797	$17,373
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
Off-Balance Sheet Arrangements
As of June 30, 2021, we had no off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) of the Exchange Act and the instructions thereto.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks related to fluctuations in foreign currency exchange rates and interest rates.
Foreign Currency Exchange Risk
We operate in foreign countries which expose us to market risk associated with foreign currency exchange rate fluctuations between the U.S. dollar and various foreign currencies, the most significant of which are the British Pound and the Euro. In order to manage foreign currency risk, at times we enter into foreign exchange forward contracts to mitigate risks associated with changes in spot exchange rates of mainly non-functional currency denominated assets or liabilities of our foreign subsidiaries. In general, the market risk related to these contracts is offset by corresponding gains and losses on the hedged transactions. By working only with major banks and closely monitoring current market conditions, we seek to limit the risk that counterparties to these contracts may be unable to perform. We do not enter into derivative contracts for trading purposes. As of June 30, 2021, we did not have any outstanding foreign exchange forward contracts.
Interest Rate Fluctuation Risk
We are exposed to interest rate risk through our borrowing activities. As of June 30, 2021, there was no outstanding balance under the A&R Credit Agreement, and the net carrying amount under our convertible senior notes was $477.6 million. Although our convertible senior notes are based on a fixed rate, changes in interest rates could impact the fair value of such notes. As of June 30, 2021, the fair market value of our convertible senior notes was $931.2 million. Refer to Note 5, Cash and Cash Equivalents and Fair Value of Financial Instruments, and Note 10, Convertible Senior Notes, of the Notes to Condensed Consolidated Financial Statements included in this quarterly report on Form 10-Q for more details.
We have used interest rate swap agreements to protect against adverse fluctuations in interest rates by reducing our exposure to variability in cash flows relating to interest payments on a portion of our outstanding debt. Our interest rate swaps, which were designated as cash flow hedges, involved the receipt of variable amounts from counterparties in exchange for us making fixed-rate payments over the life of the agreements. We do not hold or issue any derivative financial instruments for speculative trading purposes. As of June 30, 2021, we did not have any outstanding interest rate swap agreements.
There were no significant changes in our market risk exposures during the six months ended June 30, 2021 as compared to the market risk exposures disclosed in Quantitative and Qualitative Disclosures About Market Risk, set forth in Part II, Item 7A of our annual report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 24, 2021.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in this report was (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended June 30, 2021.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information set forth under “Legal Proceedings” in Note 13, Commitments and Contingencies, of the Notes to Condensed Consolidated Financial Statements included in this quarterly report on Form 10-Q is incorporated herein by reference.
ITEM 1A. RISK FACTORS
Other than the updates provided below, please refer to Part I, Item 1A, “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 24, 2021, for a description of the risks and uncertainties that may have a material adverse effect on our business, financial condition, or results of operations.
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
The continued spread of COVID-19, including new variants of the virus, concerns over the pandemic, and related containment measures have adversely impacted our workforce and operations, as well as those of our customers and suppliers, and had an adverse effect on and, depending on the severity and duration of the ongoing COVID-19 pandemic, could continue to adversely affect our business, financial condition, and results of operations.
If significant or critical portions of our workforce are unable to work effectively as a result of the COVID-19 pandemic, including because of illness, quarantines, facility closures, ineffective remote work arrangements, or technology failures or limitations, our operations would be materially adversely impacted.
Demand for our solutions, many of which involve a significant initial financial commitment from our customers, is largely dependent on our customers’ financial strength and capital and operating budgets. As a result of the pandemic, health systems have faced financial and operational pressures which we believe led our customers to delay or defer purchasing decisions and/or installations of our solutions during the first half of 2020. However, starting in the third quarter of 2020, we began to see our customers returning to pre-pandemic purchasing patterns consistent with long-term strategic investments. However, any future decisions by our customers to cancel, defer, or delay capital expenditure projects, generally reduced capital expenditures by healthcare facilities, and financial losses sustained by health systems as a result of the COVID-19 pandemic could again decrease demand for our products and related services, resulting in decreased revenue and lower revenue growth rates, which would adversely affect our operating results, perhaps materially.
In addition, any disruption to our suppliers as a result of the COVID-19 pandemic and associated containment measures could significantly disrupt our supply chain, increase our procurement costs, and impact our ability to manufacture our products, which would negatively impact our sales and operating results.
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
The global COVID-19 pandemic continues to rapidly evolve, and the full extent to which COVID-19 (including the emergence of new variants of the virus) will continue to impact our business, results of operations, and financial position will depend on future developments, which remain highly uncertain and cannot be predicted with confidence, such as the severity, resurgences, and duration of the outbreak, travel restrictions, business closures or disruptions, and the effectiveness of actions taken to contain and treat the disease. While certain COVID-19 vaccines have now been approved and are being distributed globally, we are unable to predict the duration of the pandemic and when economic activity and business operations will normalize.
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
Our products use raw materials and components that may be subject to price fluctuations, shortages, or interruptions of supply, and if we are unable to maintain supply sources for such raw materials and components, or if such sources fail to satisfy our supply requirements, in particular with regard to semiconductor chips, we may experience a loss of sales, increased component costs, and reduced profitability.
Factors that are largely beyond our control, such as the cost, quality, and availability of the raw materials and components utilized in the manufacture of our products, may affect the cost of such products, and we may not be able to pass those costs on to our customers. Our products use raw materials and components that may be subject to price fluctuations, shortages, or other disruptions of supply for many reasons outside of our control, including as a result of the COVID-19 pandemic. The cost, quality, and availability of these raw materials and components are essential to the successful manufacture and sale of our products. If we are unable to maintain supply sources of these raw materials and components, or if such sources fail to satisfy our supply requirements, we may lose sales and experience increased component costs.
While we carry some inventory of critical components and are otherwise working to secure supplies necessary to ensure fulfillment of customer demand, global shortages could result in our need to secure supplies at higher costs as well as manufacturing delays. We have recently experienced increased delays in shipments of various components used in the manufacture of our products, in particular with regard to semiconductor chips. As a result, we have sought alternate sources of certain components, which may be at a higher cost. Because semiconductor chips continue to be subject to an ongoing significant shortage, our ability to source components that use semiconductor chips has been adversely affected. These supply interruptions have resulted in increased component delivery lead times and increased costs to obtain components with available semiconductor chips. To the extent this semiconductor chip shortage or other shortages continue, the production of our products may be impacted. If the Company or our suppliers are unable to obtain components from third parties in the quantities and of the quality that we require, on a timely basis and at acceptable prices, we may not be able to deliver our products on a timely or cost-effective basis to our customers, which could harm our business, results of operations, and financial condition.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
During the three and six months ended June 30, 2021, we did not repurchase any shares of our common stock under our stock repurchase programs. Refer to “Stock Repurchase Program” under Note 15, Employee Benefits and Share-Based Compensation, of the Notes to Condensed Consolidated Financial Statements included in this quarterly report on Form 10-Q for more details.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Omnicell, Inc.	10-Q	000-33043	3.1	9/20/2001

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Omnicell, Inc.	10-Q	000-33043	3.2	8/9/2010

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock	10-K	000-33043	3.2	3/28/2003

3.4	Second Amended and Restated Bylaws of Omnicell, Inc. dated August 6, 2020	8-K	000-33043	3.1	8/12/2020

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4

4.2	Form of Common Stock Certificate	S-1/A	333-57024	4.1	7/24/2001

4.3	Indenture, dated as of September 25, 2020, by and between Omnicell, Inc. and U.S. Bank National Association, as Trustee	8-K	000-33043	4.1	9/25/2020

4.4	Form of Global Note, representing Omnicell, Inc.’s 0.25% Convertible Senior Notes due 2025 (included as Exhibit A to the Indenture referenced as Exhibit 4.3)	8-K	000-33043	4.2	9/25/2020

10.1*	Omnicell, Inc. 2009 Equity Incentive Plan, as amended	S-8	333-256979	99.1	6/10/2021

31.1+	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

31.2+	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

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

OMNICELL, INC.
Date:	August 6, 2021	By:	/s/ Peter J. Kuipers
Peter J. Kuipers, Executive Vice President & Chief Financial Officer