Form 10-Q
period 2021-09-30
OMNICELL, Inc
filed 2021-11-05
CIK 926326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of October 29, 2021, there were 43,942,668 shares of the registrant’s common stock, $0.001 par value, outstanding.

OMNICELL, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
OMNICELL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2021	December 31, 2020

	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$481,549	$485,928
Accounts receivable and unbilled receivables, net of allowances of $4,396 and $4,286, respectively	233,729	190,117
Inventories	104,259	96,298
Prepaid expenses	24,762	16,027
Other current assets	44,417	41,044
Total current assets	888,716	829,414
Property and equipment, net	64,955	59,073
Long-term investment in sales-type leases, net	19,187	22,156
Operating lease right-of-use assets	48,973	55,114
Goodwill	616,387	499,309
Intangible assets, net	218,956	168,211
Long-term deferred tax assets	15,866	15,019
Prepaid commissions	57,949	56,919
Other long-term assets	120,482	119,289
Total assets	$2,051,471	$1,824,504

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$74,656	$40,309
Accrued compensation	45,044	55,750
Accrued liabilities	104,236	80,311
Deferred revenues, net	114,726	100,053
Total current liabilities	338,662	276,423
Long-term deferred revenues	14,141	5,673
Long-term deferred tax liabilities	53,313	39,633
Long-term operating lease liabilities	40,436	48,897
Other long-term liabilities	10,761	19,174
Convertible senior notes, net	482,822	467,201
Total liabilities	940,135	857,001
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value, 100,000 shares authorized; 53,763 and 52,677 shares issued; 43,869 and 42,783 shares outstanding, respectively	54	53
Treasury stock at cost, 9,894 outstanding, respectively	(238,109)	(238,109)
Additional paid-in capital	1,002,591	920,359
Retained earnings	354,590	290,722
Accumulated other comprehensive loss	(7,790)	(5,522)
Total stockholders’ equity	1,111,336	967,503
Total liabilities and stockholders’ equity	$2,051,471	$1,824,504
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In thousands, except per share data)
Revenues:
Product revenues	$213,970	$151,337	$589,006	$460,352
Services and other revenues	82,432	62,362	231,978	182,654
Total revenues	296,402	213,699	820,984	643,006
Cost of revenues:
Cost of product revenues	110,743	86,689	303,597	262,740
Cost of services and other revenues	38,880	30,219	112,027	90,628
Total cost of revenues	149,623	116,908	415,624	353,368
Gross profit	146,779	96,791	405,360	289,638
Operating expenses:
Research and development	19,477	15,197	53,770	54,679
Selling, general, and administrative	97,910	71,442	273,672	219,647
Total operating expenses	117,387	86,639	327,442	274,326
Income from operations	29,392	10,152	77,918	15,312
Interest and other income (expense), net	(6,065)	809	(18,715)	161
Income before provision for income taxes	23,327	10,961	59,203	15,473
Provision for (benefit from) income taxes	(5,990)	2,156	(4,665)	(344)
Net income	$29,317	$8,805	$63,868	$15,817
Net income per share:
Basic	$0.67	$0.21	$1.48	$0.37
Diluted	$0.61	$0.20	$1.35	$0.36
Weighted-average shares outstanding:
Basic	43,648	42,802	43,293	42,606
Diluted	48,341	43,691	47,195	43,651
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In thousands)
Net income	$29,317	$8,805	$63,868	$15,817
Other comprehensive income (loss):
Foreign currency translation adjustments	(2,299)	3,510	(2,268)	(733)
Other comprehensive income (loss)	(2,299)	3,510	(2,268)	(733)
Comprehensive income	$27,018	$12,315	$61,600	$15,084
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
	Shares	Amount	Shares	Amount

	(In thousands)
Balances as of December 31, 2020	52,677	$53	(9,894)	$(238,109)	$920,359	$290,722	$(5,522)	$967,503
Net income	—	—	—	—	—	14,127	—	14,127
Other comprehensive loss	—	—	—	—	—	—	(621)	(621)
Share-based compensation	—	—	—	—	11,772	—	—	11,772
Issuance of common stock under employee stock plans	388	—	—	—	20,826	—	—	20,826
Tax payments related to restricted stock units	—	—	—	—	(2,596)	—	—	(2,596)
Balances as of March 31, 2021	53,065	53	(9,894)	(238,109)	950,361	304,849	(6,143)	1,011,011
Net income	—	—	—	—	—	20,424	—	20,424
Other comprehensive income	—	—	—	—	—	—	652	652
Share-based compensation	—	—	—	—	13,039	—	—	13,039
Issuance of common stock under employee stock plans	265	—	—	—	11,517	—	—	11,517
Tax payments related to restricted stock units	—	—	—	—	(4,071)	—	—	(4,071)
Balances as of June 30, 2021	53,330	53	(9,894)	(238,109)	970,846	325,273	(5,491)	1,052,572
Net income	—	—	—	—	—	29,317	—	29,317
Other comprehensive loss	—	—	—	—	—	—	(2,299)	(2,299)
Share-based compensation	—	—	—	—	13,666	—	—	13,666
Issuance of common stock under employee stock plans	433	1	—	—	21,573	—	—	21,574
Tax payments related to restricted stock units	—	—	—	—	(3,494)	—	—	(3,494)
Balances as of September 30, 2021	53,763	$54	(9,894)	$(238,109)	$1,002,591	$354,590	$(7,790)	$1,111,336
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED) - CONTINUED

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
	Shares	Amount	Shares	Amount

	(In thousands)
Balances as of December 31, 2019	51,277	$51	(9,145)	$(185,074)	$780,931	$258,792	$(9,446)	$845,254
Net income	—	—	—	—	—	11,311	—	11,311
Other comprehensive loss	—	—	—	—	—	—	(4,694)	(4,694)
Share-based compensation	—	—	—	—	10,659	—	—	10,659
Issuance of common stock under employee stock plans	474	1	—	—	17,658	—	—	17,659
Tax payments related to restricted stock units	—	—	—	—	(1,425)	—	—	(1,425)
Cumulative effect of a change in accounting principle related to credit losses	—	—	—	—	—	(264)	—	(264)
Balances as of March 31, 2020	51,751	52	(9,145)	(185,074)	807,823	269,839	(14,140)	878,500
Net loss	—	—	—	—	—	(4,299)	—	(4,299)
Other comprehensive income	—	—	—	—	—	—	451	451
Share-based compensation	—	—	—	—	11,351	—	—	11,351
Issuance of common stock under employee stock plans	151	—	—	—	3,503	—	—	3,503
Tax payments related to restricted stock units	—	—	—	—	(2,045)	—	—	(2,045)
Balances as of June 30, 2020	51,902	52	(9,145)	(185,074)	820,632	265,540	(13,689)	887,461
Net income	—	—	—	—	—	8,805	—	8,805
Other comprehensive income	—	—	—	—	—	—	3,510	3,510
Share-based compensation	—	—	—	—	11,024	—	—	11,024
Issuance of common stock under employee stock plans	266	—	—	—	12,064	—	—	12,064
Tax payments related to restricted stock units	—	—	—	—	(631)	—	—	(631)
Stock repurchases	—	—	(749)	(53,035)	—	—	—	(53,035)
Equity component of convertible senior note issuance, net of issuance costs	—	—	—	—	97,830	—	—	97,830
Purchase of convertible note hedge	—	—	—	—	(100,625)	—	—	(100,625)
Sale of warrants related to convertible senior notes	—	—	—	—	51,290	—	—	51,290
Tax benefits related to convertible senior notes	—	—	—	—	706	—	—	706
Balances as of September 30, 2020	52,168	$52	(9,894)	$(238,109)	$892,290	$274,345	$(10,179)	$918,399
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2021	2020

	(In thousands)
Operating Activities
Net income	$63,868	$15,817
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53,140	43,903
Loss on disposal of property and equipment	297	—
Share-based compensation expense	38,477	33,034
Deferred income taxes	2,042	(3,643)
Amortization of operating lease right-of-use assets	8,764	7,692
Amortization of debt issuance costs	2,570	754
Amortization of discount on convertible senior notes	13,874	249
Changes in operating assets and liabilities:
Accounts receivable and unbilled receivables	(39,561)	29,653
Inventories	(10,138)	4,570
Prepaid expenses	(8,229)	(6,272)
Other current assets	(1,059)	(6,617)
Investment in sales-type leases	2,686	(3,273)
Prepaid commissions	(1,030)	2,213
Other long-term assets	2,567	(4,023)
Accounts payable	33,111	(8,659)
Accrued compensation	(12,018)	(8,377)
Accrued liabilities	20,149	3,281
Deferred revenues	21,225	8,827
Operating lease liabilities	(9,392)	(7,764)
Other long-term liabilities	(9,166)	8,057
Net cash provided by operating activities	172,177	109,422
Investing Activities
Software development for external use	(24,141)	(25,909)
Purchases of property and equipment	(17,892)	(17,265)
Business acquisition, net of cash acquired	(178,080)	—
Net cash used in investing activities	(220,113)	(43,174)
Financing Activities
Proceeds from revolving credit facility	—	150,000
Repayment of revolving credit facility	—	(200,000)
Payments for debt issuance costs for revolving credit facility	—	(550)
Proceeds from issuance of convertible senior notes, net of issuance costs	—	559,665
Purchase of convertible note hedge	—	(100,625)
Proceeds from sale of warrants	—	51,290
Proceeds from issuances under stock-based compensation plans	53,917	33,226
Employees’ taxes paid related to restricted stock units	(10,161)	(4,101)
Change in customer funds, net	(3,059)	—
Stock repurchases	—	(53,035)
Net cash provided by financing activities	40,697	435,870
Effect of exchange rate changes on cash and cash equivalents	(492)	(157)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(7,731)	501,961
Cash, cash equivalents, and restricted cash at beginning of period	489,920	127,210
Cash, cash equivalents, and restricted cash at end of period	$482,189	$629,171
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - CONTINUED

	Nine Months Ended September 30,
	2021	2020

	(In thousands)
Reconciliation of cash, cash equivalents, and restricted cash to the Condensed Consolidated Balance Sheets:
Cash and cash equivalents	$481,549	$629,171
Restricted cash included in Other current assets	640	—
Cash, cash equivalents, and restricted cash at end of period	$482,189	$629,171
Supplemental disclosure of non-cash activities
Unpaid purchases of property and equipment	$691	$319
Transfers between inventory and property and equipment, net	$1,876	$—
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
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the financial position of the Company as of September 30, 2021 and December 31, 2020, the results of operations and comprehensive income for the three and nine months ended September 30, 2021 and 2020, and cash flows for the nine months ended September 30, 2021 and 2020. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) have been condensed or omitted in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 24, 2021, except as discussed in the section entitled “Recently Adopted Authoritative Guidance” below. The Company’s results of operations and comprehensive income for the three and nine months ended September 30, 2021, and cash flows for the nine months ended September 30, 2021 are not necessarily indicative of results that may be expected for the year ending December 31, 2021, or for any future period.
Principles of Consolidation
The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
On September 9, 2021, the Company completed its acquisition of RxInnovation Inc., operating as FDS Amplicare (“FDS Amplicare”). The Condensed Consolidated Financial Statements include the results of operations of this recently acquired company, commencing as of the acquisition date. The significant accounting policies of the acquired business have been aligned to conform to the accounting policies of Omnicell.
Reclassifications and Adjustments
Certain prior-year amounts have been reclassified to conform with current-period presentation. This reclassification was a change in the presentation of certain items in the disaggregation of revenues for the three and nine months ended September 30, 2020 in Note 3, Revenues. This change was not deemed material and was included to conform with current-period classification and presentation.
Use of Estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s Condensed Consolidated Financial Statements and accompanying Notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact the Company in the future, actual results may be different from the estimates.
The Company’s critical accounting policies are those that affect its financial statements materially and involve difficult, subjective, or complex judgments by management. As of September 30, 2021, the Company is not aware of any events or circumstances that would require an update to its estimates, judgments, or revisions to the carrying value of its assets or liabilities.
Segment Reporting
The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The Company's Chief Operating Decision Maker (“CODM”) is its Chief Executive Officer. The CODM

allocates resources and evaluates the performance of the Company at the consolidated level using information about its revenues, gross profit, income from operations, and other key financial data. All significant operating decisions are based upon an analysis of the Company as one operating segment, which is the same as its reporting segment.
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
Recently Issued Authoritative Guidance
In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). The update simplifies the accounting for convertible debt instruments by reducing the number of accounting models and the number of embedded conversion features that could be recognized separately from the primary contract. ASU 2020-06 also enhances transparency and improves disclosures for convertible instruments and earnings per share guidance. This update permits the use of either the modified retrospective or fully retrospective method of transition. The Company will adopt ASU 2020-06 on January 1, 2022, and expects to use the modified retrospective method of transition. The Company’s adoption of the update is estimated to result in an increase in convertible senior notes, net of issuance costs, of $75.4 million; a decrease in additional paid-in capital of $72.7 million; a decrease of long-term deferred tax liabilities of $19.8 million; a decrease in long-term deferred tax assets of $0.5 million; and an increase in retained earnings of $16.7 million, all as of January 1, 2022.
There was no other recently issued and effective authoritative guidance that is expected to have a material impact on the Company’s Condensed Consolidated Financial Statements through the reporting date.
Note 2. Business Combinations
FDS Amplicare Acquisition
On September 9, 2021, the Company completed its acquisition of all of the outstanding equity interests in FDS Amplicare, pursuant to the terms and conditions of the Agreement and Plan of Merger, dated July 25, 2021, by and among FDS Amplicare, Omnicell, Inc., Fleming Acquisition Corp., and the representative of the securityholders for a base purchase price of $177.0 million, prior to post-closing adjustments for closing cash, net working capital, and assumed indebtedness, which is expected to be finalized in the fourth quarter of 2021. The following table summarizes the preliminary purchase price for the FDS Amplicare acquisition:

FDS Amplicare

(In thousands)
Base purchase price	$177,000
Add: Estimated closing cash	859
Add: Estimated net working capital adjustment	1,333
Less: Assumed indebtedness	(647)
Total purchase price transferred	$178,545
The FDS Amplicare acquisition adds a comprehensive and complementary suite of software-as-a-services (“SaaS”) financial management, analytics, and population health solutions to Omnicell’s EnlivenHealthTM offering. The results of FDS Amplicare’s operations have been included in the Company’s consolidated results of operations, commencing as of the acquisition date.

The Company accounted for the acquisition of FDS Amplicare in accordance with ASC 805, Business Combinations. The tangible and intangible assets acquired and liabilities assumed were recorded at fair value on the acquisition date. The preliminary fair values assume management’s best estimates based on information available at the acquisition date and may change over the measurement period, which will end no later than one year from the acquisition date, as additional information is received. The following table represents the preliminary allocation of the purchase price to the assets acquired and the liabilities assumed by the Company as part of the acquisition included in the Company’s Condensed Consolidated Balance Sheets, and is reconciled to the purchase price transferred:

FDS Amplicare (Preliminary)

(In thousands)
Cash and cash equivalents	$465
Accounts receivable and unbilled receivables	4,235
Prepaid expenses	506
Other current assets	45
Total current assets	5,251
Property and equipment	444
Operating lease right-of-use assets	2,252
Goodwill	118,846
Intangible assets	69,600
Other long-term assets	51
Total assets	196,444
Accounts payable	950
Accrued compensation	1,312
Accrued liabilities	1,396
Deferred revenues	1,916
Long-term deferred tax liabilities	11,275
Long-term operating lease liabilities	920
Other long-term liabilities	130
Total liabilities	17,899
Total purchase price	$178,545
Total purchase price, net of cash acquired	$178,080
The $118.8 million of goodwill arising from the FDS Amplicare acquisition is primarily attributed to sales of future SaaS solutions and FDS Amplicare’s assembled workforce. None of the goodwill is expected to be deductible for tax purposes.
Intangible assets eligible for recognition separate from goodwill were those that satisfied either the contractual or legal criterion or the separability criterion in the accounting guidance. The identifiable intangible assets acquired and their estimated useful lives for amortization are as follows:

	FDS Amplicare
	Fair value	Useful life (years)

	(In thousands, except for years)
Customer relationships	$59,500	23
Acquired technology	7,700	5 - 7
Trade names	2,400	5
Total purchased intangible assets	$69,600
The customer relationships intangible asset represents the fair value of the underlying relationships and agreements with FDS Amplicare’s customers. The acquired technology intangible assets represent the fair value of FDS Amplicare’s portfolio of SaaS solutions that have reached technological feasibility and were part of FDS Amplicare’s offerings at the acquisition date. The trade names intangible asset represents the fair value of brand and name recognition associated with the marketing of certain FDS Amplicare SaaS solutions.
The fair value of the customer relationships intangible asset was determined based on the excess earnings method, and the fair values of the acquired technology and trade names intangible assets were determined based on the relief-from-royalty method. The key assumptions used in estimating the fair values of intangible assets included forecasted financial information; customer attrition rates; royalty rates of 10.0% and 2.0% for the acquired technology and trade names intangible assets, respectively; a discount rate of 13.0% for all intangible assets; and certain other assumptions.
The customer relationships and acquired technology intangible assets are being amortized using a double-declining method of amortization as such method better represents the economic benefits to be obtained. The trade names intangible asset is being amortized over its estimated useful life using the straight-line method of amortization.
The Company believes that the fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions and estimates that market participants would use. Actual results may differ from these estimates and assumptions.
The Company incurred approximately $4.6 million and $6.6 million in acquisition-related costs related to the FDS Amplicare acquisition during the three and nine months ended September 30, 2021, respectively. These costs were expensed as incurred, and are included in selling, general, and administrative expenses in the Company’s Condensed Consolidated Statements of Operations.
340B Link Business Acquisition
On October 1, 2020, the Company completed the acquisition of all of the outstanding equity of the 340B Link business (the “340B Link Business”) of Pharmaceutical Strategies Group, LLC pursuant to the terms and conditions of the Equity Purchase Agreement, dated August 11, 2020, as amended, by and among Omnicell, Inc., PSGH, LLC, BW Apothecary Holdings, LLC, the sellers identified therein, and the sellers’ representative for total cash consideration of $225.0 million. The 340B Link Business acquisition adds a comprehensive and differentiated suite of software-enabled services and solutions used by certain eligible hospitals, health systems, clinics, and entities to manage compliance and capture 340B drug cost savings on outpatient prescriptions filled through the eligible entity’s pharmacy or a contracted pharmacy partner. The results of the 340B Link Business’s operations have been included in the Company’s consolidated results of operations, commencing as of the acquisition date.

The Company accounted for the acquisition of the 340B Link Business in accordance with ASC 805. The tangible and intangible assets acquired and liabilities assumed were recorded at fair value on the acquisition date. The following table represents the allocation of the purchase price to the assets acquired and the liabilities assumed by the Company as part of the acquisition included in the Company’s Condensed Consolidated Balance Sheets, and is reconciled to the purchase price transferred:

340B Link Business

(In thousands)
Accounts receivable and unbilled receivables	$8,197
Prepaid expenses	232
Other current assets (1)	23,040
Total current assets	31,469
Property and equipment	531
Operating lease right-of-use assets	3,138
Goodwill (1)	160,268
Intangible assets	62,800
Total assets	258,206
Accounts payable	568
Accrued liabilities (1)	23,715
Long-term deferred tax liabilities (1)	6,334
Long-term operating lease liabilities	2,589
Total liabilities	33,206
Total purchase price	$225,000
_________________________________________________
(1)    During the third quarter of 2021, the Company recorded measurement period adjustments of $0.9 million to goodwill, consisting of an increase in other current assets, a decrease in accrued liabilities, and a decrease in long-term deferred tax liabilities of $0.3 million, $0.1 million, and $0.5 million, respectively.
The $160.3 million of goodwill arising from the 340B Link Business acquisition is primarily attributed to sales of future software-enabled services and solutions and the 340B Link Business’s assembled workforce. Goodwill that is expected to be deductible for tax purposes is approximately $93.7 million.
Intangible assets eligible for recognition separate from goodwill were those that satisfied either the contractual or legal criterion or the separability criterion in the accounting guidance. The identifiable intangible assets acquired and their estimated useful lives for amortization are as follows:

	340B Link Business
	Fair value	Useful life (years)

	(In thousands, except for years)
Customer relationships	$53,000	21
Acquired technology	9,000	5
Trade names	200	1
Non-compete agreements	600	3
Total purchased intangible assets	$62,800
The customer relationships intangible asset represents the fair value of the underlying relationships and agreements with the 340B Link Business’s customers. The acquired technology intangible asset represents the fair value of the 340B Link Business’s portfolio of software and solutions that have reached technological feasibility and were part of the 340B Link Business’s offerings at the acquisition date. The trade names intangible asset represents the fair value of brand and name recognition associated with the marketing of the 340B Link Business’s software-enabled services and solutions. The non-compete agreements intangible asset represents the fair value of non-compete agreements with former key members of the 340B Link Business’s management.

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
The Company believes that the fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions and estimates that market participants would use. Actual results may differ from these estimates and assumptions.
The Company incurred approximately $3.9 million in acquisition-related costs related to the 340B Link Business acquisition during the nine months ended September 30, 2020. These costs were expensed as incurred, and are included in selling, general, and administrative expenses in the Company’s Condensed Consolidated Statements of Operations.
Pro Forma Financial Information
The following table presents certain unaudited pro forma consolidated financial information for the three and nine months ended September 30, 2021 and 2020 as if the FDS Amplicare acquisition had been completed on January 1, 2020 and the 340B Link Business acquisition had been completed on January 1, 2019. The unaudited pro forma financial information is presented for informational purposes only, and is not indicative of what would have occurred had the FDS Amplicare acquisition and the 340B Link Business acquisition taken place on January 1, 2020 and January 1, 2019, respectively. The unaudited pro forma financial information combines the historical results of the acquisitions with the Company’s consolidated historical results and includes certain adjustments including, but not limited to, amortization and depreciation of intangible assets and property and equipment acquired; imputed interest, interest expense, and amortization of debt issuance costs related to acquisitions, as applicable; and certain acquisition-related costs incurred.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In thousands)
Pro forma revenues	$302,114	$230,099	$840,896	$689,208
Pro forma net income	$32,050	$10,350	$65,194	$8,476
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
SaaS, subscription software, and technology-enabled services. Emerging software and service solutions which are offered on a subscription basis with fees typically based either on transaction volume or a fee over a specified period of time. Solutions in this category include, but are not limited to, EnlivenHealth (formerly Population Health

Solutions) inclusive of newly acquired FDS Amplicare, 340B solutions, and services associated with Omnicell One™ (formerly Performance Center), Central Pharmacy Dispensing Services, including the XR2 Automated Central Pharmacy System, and Central Pharmacy Compounding Services, including IV compounding automation solutions.
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
A portion of the Company’s sales are made to customers who are members of Group Purchasing Organizations (“GPOs”) and Federal agencies that purchase under a Federal Supply Schedule contract with the Department of Veterans Affairs (the “GSA Contract”). GPOs are often owned fully or in part by the Company’s customers, and the Company pays fees to the GPO on completed contracts. The Company also pays the Industrial Funding Fee (“IFF”) to the Department of Veterans Affairs under the GSA Contract. The Company considers these fees consideration paid to customers and records them as reductions to revenue. Fees to GPOs and the IFF were $4.4 million and $2.3 million for the three months ended September 30, 2021 and 2020, respectively, and $12.0 million and $6.9 million for the nine months ended September 30, 2021 and 2020, respectively.
Disaggregation of Revenues
The following table summarizes the Company’s revenues disaggregated by revenue type for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In thousands)
Connected devices, software licenses, and other	$195,820	$135,037	$534,582	$403,761
Technical services	53,529	51,380	156,321	151,077
Consumables	18,150	16,300	54,424	56,591
SaaS, subscription software, and technology-enabled services	28,903	10,982	75,657	31,577
Total revenues	$296,402	$213,699	$820,984	$643,006
The following table summarizes the Company’s revenues disaggregated by geographic region, which is determined based on customer location, for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In thousands)
United States	$271,276	$193,639	$738,411	$579,425
Rest of world (1)	25,126	20,060	82,573	63,581
Total revenues	$296,402	$213,699	$820,984	$643,006
_________________________________________________
(1)    No individual country represented more than 10% of total revenues.

Contract Assets and Contract Liabilities
The following table reflects the Company’s contract assets and contract liabilities:

	September 30, 2021	December 31, 2020

	(In thousands)
Short-term unbilled receivables, net (1)	$17,879	$13,895
Long-term unbilled receivables, net (2)	14,460	17,205
Total contract assets	$32,339	$31,100

Short-term deferred revenues, net	$114,726	$100,053
Long-term deferred revenues	14,141	5,673
Total contract liabilities	$128,867	$105,726
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
Short-term deferred revenues of $114.7 million and $100.1 million include deferred revenues from product sales and service contracts, net of deferred cost of sales of $24.1 million and $21.0 million, as of September 30, 2021 and December 31, 2020, respectively. The short-term deferred revenues from product sales relate to delivered and invoiced products, pending installation and acceptance, expected to occur within the next twelve months. During the three and nine months ended September 30, 2021, the Company recognized revenues of $18.9 million and $90.0 million, respectively, that were included in the corresponding gross short-term deferred revenues balance of $121.1 million as of December 31, 2020.
Long-term deferred revenues include deferred revenues from product and service contracts of $14.1 million and $5.7 million as of September 30, 2021 and December 31, 2020, respectively. Remaining performance obligations are primarily recognized ratably over the remaining term of the contract, generally not more than ten years.
Significant Customers
There were no customers that accounted for more than 10% of the Company’s total revenues for the three and nine months ended September 30, 2021 and 2020. Also, there were no customers that accounted for more than 10% of the Company’s accounts receivable balance as of September 30, 2021 and December 31, 2020.
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

The basic and diluted net income per share calculations for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In thousands, except per share data)
Net income	$29,317	$8,805	$63,868	$15,817
Weighted-average shares outstanding – basic	43,648	42,802	43,293	42,606
Effect of dilutive securities from stock award plans	2,087	889	2,086	1,045
Effect of convertible senior notes	2,156	—	1,816	—
Effect of warrants	450	—	—	—
Weighted-average shares outstanding – diluted	48,341	43,691	47,195	43,651

Net income per share – basic	$0.67	$0.21	$1.48	$0.37
Net income per share – diluted	$0.61	$0.20	$1.35	$0.36

Anti-dilutive weighted-average shares related to stock award plans	64	2,328	199	2,076
Anti-dilutive weighted-average shares related to convertible senior notes and warrants	—	11,816	5,908	11,816
Note 5. Cash and Cash Equivalents and Fair Value of Financial Instruments
Cash and cash equivalents of $481.5 million and $485.9 million as of September 30, 2021 and December 31, 2020, respectively, consisted of bank accounts and highly-liquid U.S. Government money market funds held in sweep and asset management accounts with major financial institutions. As of September 30, 2021 and December 31, 2020, cash equivalents were $449.1 million and $447.2 million, respectively, which consisted of money market funds held in sweep and asset management accounts.
Fair Value Hierarchy
The Company measures its financial instruments at fair value. The Company’s cash, cash equivalents, and restricted cash are classified within Level 1 of the fair value hierarchy as they are valued primarily using quoted market prices utilizing market observable inputs. The Company's credit facility is classified within Level 2 as the valuation inputs are based on quoted prices or market observable data of similar instruments. The Company's convertible senior notes are classified within Level 2 as the valuation inputs are based on quoted prices in an inactive market on the last day in the reporting period. As of September 30, 2021, the fair value of the convertible senior notes was $917.0 million, compared to their carrying value of $482.8 million, which is net of unamortized discount and debt issuance costs and excludes amounts classified within additional paid-in capital. Refer to Note 9, Debt and Credit Agreement, for further information regarding the Company’s credit facility and Note 10, Convertible Senior Notes, for further information regarding the Company’s convertible senior notes.

Note 6. Balance Sheet Components
Balance sheet details as of September 30, 2021 and December 31, 2020 are presented in the tables below:

	September 30, 2021	December 31, 2020

	(In thousands)
Inventories:
Raw materials	$40,844	$28,205
Work in process	7,591	7,973
Finished goods	55,824	60,120
Total inventories	$104,259	$96,298

Other current assets:
Funds held for customers, including restricted cash (1)	$20,150	$18,164
Net investment in sales-type leases, current portion	10,529	10,246
Prepaid income taxes	5,706	10,095
Other current assets	8,032	2,539
Total other current assets	$44,417	$41,044

Other long-term assets:
Capitalized software, net	$98,559	$94,027
Unbilled receivables, net	14,460	17,205
Deferred debt issuance costs	3,430	4,253
Other long-term assets	4,033	3,804
Total other long-term assets	$120,482	$119,289

Accrued liabilities:
Operating lease liabilities, current portion	$13,009	$12,197
Customer fund liabilities	20,150	18,164
Advance payments from customers	8,201	6,981
Rebates and lease buyouts	39,743	21,815
Group purchasing organization fees	5,940	4,412
Taxes payable	2,049	3,520
Other accrued liabilities	15,144	13,222
Total accrued liabilities	$104,236	$80,311
_________________________________________________
(1)    Includes restricted cash of $0.6 million and $4.0 million as of September 30, 2021 and December 31, 2020, respectively.
The following table summarizes the changes in accumulated balances of other comprehensive income (loss), which consisted of foreign currency translation adjustments, for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In thousands)
Beginning balance	$(5,491)	$(13,689)	$(5,522)	$(9,446)
Other comprehensive income (loss)	(2,299)	3,510	(2,268)	(733)
Ending balance	$(7,790)	$(10,179)	$(7,790)	$(10,179)

Note 7. Property and Equipment
The following table represents the property and equipment balances as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020

	(In thousands)
Equipment	$87,061	$81,034
Furniture and fixtures	6,999	7,498
Leasehold improvements	20,365	19,517
Software	57,575	50,230
Construction in progress	8,943	7,095
Property and equipment, gross	180,943	165,374
Accumulated depreciation and amortization	(115,988)	(106,301)
Total property and equipment, net	$64,955	$59,073
Depreciation and amortization expense of property and equipment was $5.2 million and $4.6 million for the three months ended September 30, 2021 and 2020, respectively, and $14.9 million and $13.6 million for the nine months ended September 30, 2021 and 2020, respectively.
The geographic location of the Company's property and equipment, net, is based on the physical location in which it is located. The following table summarizes the geographic information for property and equipment, net, as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020

	(In thousands)
United States	$60,384	$53,203
Rest of world (1)	4,571	5,870
Total property and equipment, net	$64,955	$59,073
_________________________________________________
(1)    No individual country represented more than 10% of total property and equipment, net.
Note 8. Goodwill and Intangible Assets
Goodwill
The following table represents changes in the carrying amount of goodwill:

	December 31, 2020	Additions (1)	340B Link Business Measurement Period Adjustments (1)	Foreign currency exchange rate fluctuations	September 30, 2021

	(In thousands)
Goodwill	$499,309	118,846	(849)	(919)	$616,387
_________________________________________________
(1) Refer to Note 2, Business Combinations, for further information.

Intangible Assets, Net
The carrying amounts and useful lives of intangible assets as of September 30, 2021 and December 31, 2020 were as follows:

	September 30, 2021
	Gross carrying amount (1)	Accumulated amortization	Foreign currency exchange rate fluctuations	Net carrying amount	Useful life (years)

	(In thousands, except for years)
Customer relationships	$247,389	$(73,845)	$(916)	$172,628	10 - 30
Acquired technology	93,366	(52,631)	6	40,741	5 - 20
Trade names	9,400	(5,539)	14	3,875	1 - 12
Patents	2,890	(1,578)	—	1,312	2 - 20
Non-compete agreements	600	(200)	—	400	3
Total intangibles assets, net	$353,645	$(133,793)	$(896)	$218,956

	December 31, 2020
	Gross carrying amount (1)	Accumulated amortization	Foreign currency exchange rate fluctuations	Net carrying amount	Useful life (years)

	(In thousands, except for years)
Customer relationships	$187,889	$(64,254)	$(777)	$122,858	10 - 30
Acquired technology	86,029	(44,851)	6	41,184	5 - 20
Backlog	1,150	(1,078)	—	72	4
Trade names	7,850	(5,794)	14	2,070	1 - 12
Patents	2,930	(1,455)	2	1,477	2 - 20
Non-compete agreements	600	(50)	—	550	3
Total intangibles assets, net	$286,448	$(117,482)	$(755)	$168,211
_________________________________________________
(1)     The differences in gross carrying amounts between periods are primarily due to additions of intangible assets in connection with the FDS Amplicare acquisition, partially offset by the write-off of certain fully amortized intangible assets.
Amortization expense of intangible assets was $6.3 million and $4.4 million for the three months ended September 30, 2021 and 2020, respectively, and $18.7 million and $13.3 million for the nine months ended September 30, 2021 and 2020, respectively.
The estimated future amortization expenses for amortizable intangible assets were as follows:

September 30, 2021

(In thousands)
Remaining three months of 2021	$7,818
2022	28,772
2023	25,580
2024	18,462
2025	16,670
Thereafter	121,654
Total	$218,956

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
The A&R Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, dividends, and other distributions. The A&R Credit Agreement contains financial covenants that require the Company and its subsidiaries to not exceed a maximum total secured net leverage ratio (as described above) and maintain a minimum interest coverage ratio. In addition, the A&R Credit Agreement contains certain customary events of default including, but not limited to, failure to pay interest, principal and fees, or other amounts when due, material misrepresentations or misstatements in any representation or warranty, covenant defaults, certain cross defaults to other material indebtedness, certain judgment defaults, and events of bankruptcy. The Company’s obligations under the A&R Credit Agreement and any swap obligations and banking services obligations owing to a lender (or an affiliate of a lender) are guaranteed by certain of its domestic subsidiaries and secured by substantially all of its and such subsidiary guarantors’ assets. In connection with entering into the A&R Credit Agreement, and as a condition precedent to borrowing loans thereunder, the Company and certain of the Company’s other direct and indirect subsidiaries have entered into certain ancillary agreements, including, but not limited to, a reaffirmation agreement, which amends certain terms of the existing collateral agreement and reaffirms their obligations under the existing guaranty agreement. The Company was in full compliance with all covenants as of September 30, 2021.
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
In connection with the A&R Credit Agreement, the Company incurred and capitalized an additional $2.3 million of debt issuance costs. In connection with the Amendment on September 22, 2020, the Company incurred and capitalized an additional $0.6 million of debt issuance costs. The debt issuance costs are being amortized to interest expense using the straight-line method through 2024. Amortization expense related to debt issuance costs for credit agreements was approximately $0.3 million and $0.2 million for the three months ended September 30, 2021 and 2020, respectively, and approximately $0.8 million and $0.7 million for the nine months ended September 30, 2021 and 2020, respectively.
The following table represents changes in the balance of the Company's deferred debt issuance costs:

(In thousands)
Balance as of December 31, 2020	$4,253
Additions	—
Amortization	(823)
Balance as of September 30, 2021	$3,430
As of each of September 30, 2021 and December 31, 2020, there was no outstanding balance for the Revolving Credit Facility.
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
During the three months ended September 30, 2021, the conditional conversion feature of the Notes was triggered, based on the price of the Company’s common stock, as the last reported sale price of the Company’s common stock was greater than or equal to 130% of the then applicable conversion price for the Notes for at least 20 trading days during the period of 30 consecutive trading days ending on September 30, 2021, the last trading day of the fiscal quarter. Accordingly, the Notes are convertible, in whole or in part, at the option of the holders during the fourth quarter of 2021. Whether the Notes will be convertible following the fourth fiscal quarter of 2021 will depend on the continued satisfaction of this condition or another conversion condition in the future. The Company continues to classify the Notes as a long-term liability in its Condensed Consolidated Financial Statements as of September 30, 2021 based on contractual settlement provisions.
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
If the Company undergoes a fundamental change, holders may require, subject to certain exceptions, the Company to repurchase for cash all or any portion of their Notes at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. As of September 30, 2021, none of the criteria for a fundamental change or a conversion rate adjustment had been met.
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
Convertible debt instruments that may be settled in cash are required to be separated into liability and equity components. The allocation to the liability component is based on the fair value of a similar instrument that does not contain an equity conversion option. Based on this debt-to-equity ratio, debt issuance costs are then allocated to the liability and equity components in a similar manner. Accordingly, at issuance, the Company allocated $461.8 million to the debt liability and $72.7 million to additional paid-in capital, net of applicable issuance costs and deferred taxes. The difference between the principal amount of the Notes and the liability component, inclusive of issuance costs, represents the debt discount, which the Company will amortize to interest expense over the term of the Notes using an effective interest rate of 4.18%. The determination of the discount rate required certain estimates and assumptions. As of September 30, 2021, the remaining life of the Notes and the related debt discount and issuance cost accretion is approximately 4.0 years.
The maximum number of shares issuable upon conversion, including the effect of a fundamental change and subject to other conversion rate adjustments, would be 8.1 million shares. As of September 30, 2021, the if-converted value of the Notes exceeded the principal amount by $302.0 million.
The Notes consisted of the following balances reported in the Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020

	(In thousands)
Liability:
Principal amount	$575,000	$575,000
Unamortized discount	(81,870)	(95,744)
Unamortized debt issuance costs	(10,308)	(12,055)
Convertible senior notes, liability component	$482,822	$467,201
Convertible senior notes, equity component (1)	$72,732	$72,732
_________________________________________________
(1)    Included in additional paid-in capital in the Condensed Consolidated Balance Sheets.
The following table summarizes the components of interest expense resulting from the Notes recognized in interest and other income (expense), net in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In thousands)
Contractual coupon interest	$359	$20	$1,078	$20
Amortization of discount	$4,679	$249	$13,874	$249
Amortization of debt issuance costs	$589	$31	$1,747	$31

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
Note 11. Lessor Leases
Sales-Type Leases
On a recurring basis, the Company enters into multi-year, sales-type lease agreements, with the majority varying in length from one to five years. The Company optimizes cash flows by selling a majority of its non-U.S. government sales-type leases to third-party leasing finance companies on a non-recourse basis. The Company has no obligation to the leasing company once the lease has been sold. Some of the Company's sales-type leases, mostly those relating to U.S. government hospitals which comprise approximately 69% of the lease receivable balance, are retained in-house.
The following table presents the Company’s income recognized from sales-type leases for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In thousands)
Sales-type lease revenues	$3,892	$6,033	$14,503	$19,037
Cost of sales-type lease revenues	(1,699)	(2,486)	(5,678)	(7,710)
Selling profit on sales-type lease revenues	$2,193	$3,547	$8,825	$11,327

Interest income on sales-type lease receivables	$453	$450	$1,389	$1,437

The receivables as a result of these types of transactions are collateralized by the underlying equipment leased and consist of the following components at September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020

	(In thousands)
Net minimum lease payments to be received	$32,109	$35,331
Less: Unearned interest income portion	(2,393)	(2,929)
Net investment in sales-type leases	29,716	32,402
Less: Current portion (1)	(10,529)	(10,246)
Long-term investment in sales-type leases, net	$19,187	$22,156
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
The maturity schedule of future minimum lease payments under sales-type leases retained in-house and the reconciliation to the net investment in sales-type leases reported on the Condensed Consolidated Balance Sheets was as follows:

September 30, 2021

(In thousands)
Remaining three months of 2021	$2,876
2022	11,012
2023	8,123
2024	5,347
2025	3,409
Thereafter	1,342
Total future minimum sales-type lease payments	32,109
Present value adjustment	(2,393)
Total net investment in sales-type leases	$29,716
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
The following table represents the Company’s income recognized from operating leases for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In thousands)
Rental income	$2,474	$2,863	$8,278	$8,864
Note 12. Lessee Leases
The Company has operating leases for office buildings, data centers, office equipment, and vehicles. The Company’s leases have initial terms of one to 12 years. As of September 30, 2021, the Company did not have any additional material operating leases that were entered into, but not yet commenced.

The maturity schedule of future minimum lease payments under operating leases and the reconciliation to the operating lease liabilities reported on the Condensed Consolidated Balance Sheets was as follows:

September 30, 2021

(In thousands)
Remaining three months of 2021	$3,782
2022	14,783
2023	10,949
2024	9,207
2025	6,463
Thereafter	17,275
Total operating lease payments	62,459
Present value adjustment	(9,014)
Total operating lease liabilities (1)	$53,445
_________________________________________________
(1)    Amount consists of a current and long-term portion of operating lease liabilities of $13.0 million and $40.4 million, respectively. The current portion of the operating lease liabilities is included in accrued liabilities in the Condensed Consolidated Balance Sheets.
Operating lease costs were $3.8 million and $3.5 million for the three months ended September 30, 2021 and 2020, respectively, and $11.1 million and $10.5 million for the nine months ended September 30, 2021 and 2020, respectively. Short-term lease costs and variable lease costs were immaterial for the three and nine months ended September 30, 2021 and 2020.
The following table summarizes supplemental cash flow information related to the Company’s operating leases for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities	$11,774	$10,543
Right-of-use assets obtained in exchange for new lease liabilities	$2,804	$1,559
The following table summarizes the weighted-average remaining lease term and weighted-average discount rate related to the Company’s operating leases as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Weighted-average remaining lease term, years	5.4	5.9
Weighted-average discount rate, %	5.7%	5.8%
Note 13. Commitments and Contingencies
Purchase Obligations
In the ordinary course of business, the Company issues purchase orders based on its current manufacturing needs. As of September 30, 2021, the Company had non-cancelable purchase commitments of $130.7 million, of which $88.8 million are expected to be paid within the year ending December 31, 2021.
Legal Proceedings
The Company is currently involved in various legal proceedings.
A class action lawsuit was filed against the Company, on June 5, 2019, in the Circuit Court of Cook County, Illinois, Chancery Division, captioned Corey Heard, individually and on behalf of all others similarly situated v. Omnicell, Inc., Case No. 2019-CH-06817 (the “Heard Action”). The complaint seeks class certification, monetary damages in the form of statutory damages for willful and/or reckless or, in the alternative, negligent violation of the Illinois Biometric Information Privacy Act (“BIPA”), and certain declaratory, injunctive, and other relief based on causes of action directed to allegations of violation of BIPA by the Company. The complaint was served on the Company on June 13, 2019. On July 31, 2019, the Company filed a motion to stay or consolidate the case with the action Yana Mazya, et al. v. Northwestern Lake Forest Hospital, et al., Case No. 2018-CH-07161, pending in the Circuit Court of Cook County, Illinois, Chancery Division (the “Mazya Action”). The Court subsequently, on October 10, 2019, denied the motion, without prejudice, as being moot in view of the dismissal of the claims against the Company in the Mazya Action. The Company filed a motion to dismiss the complaint in the Heard Action on October 31, 2019. The hearing on the Company’s motion to dismiss was held on September 2, 2020. The Court ruled from the bench and dismissed the complaint without prejudice giving plaintiff leave to file an amended complaint by September 30, 2020. Plaintiff filed an amended complaint on September 30, 2020 and the Company subsequently filed a motion to dismiss the amended complaint on October 28, 2020. The Company's motion to dismiss is now fully briefed, however a date for oral argument on the motion is not currently scheduled. A status conference in the case has been set for November 12, 2021. The Company intends to defend the lawsuit vigorously.
On December 21, 2020, Becton, Dickinson and Company (“BD”) filed a complaint against the Company in the United States District Court for the Middle District of North Carolina, asserting claims of misappropriation under the Defend Trade Secrets Act, misappropriation under the North Carolina Trade Secrets Protection Act, unfair competition, and unfair/deceptive trade practices in violation of North Carolina law (the “BD Complaint”). This action (the “BD Action”) was commenced in relation to another action brought by BD, in the same Court (the “Related Matter”) against a former BD employee who is also a former Company employee (the “Former Employee”) alleging that the Former Employee had violated the Former Employee’s legal obligations to BD regarding BD’s confidential and trade secret information when the Former Employee allegedly downloaded certain documents from BD’s information technology system following the end of the Former Employee’s employment with BD. In connection with the Related Matter, BD, the Former Employee, and the Company entered into a protocol with the purpose of facilitating the return to BD of any BD documents that may have been resident, as a result of the Former Employee’s actions, on any devices belonging to the Former Employee or the Company. The BD Complaint seeks injunctive relief and monetary damages in the form of compensatory, punitive, and exemplary damages, attorneys’ fees and costs, and pre-judgment and post-judgment interest. On March 17, 2021, the parties filed a joint motion to stay the BD Action, which motion was granted by the Court on June 8, 2021. The stay is in place for no more than 180 days, setting the deadline for filing the Company’s answer to the BD Complaint as December 6, 2021, unless an extension to such stay is mutually agreed to by the parties and approved by the Court. The Company intends to defend the lawsuit vigorously.
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
Note 14. Income Taxes
The Company generally provides for income taxes in interim periods based on the estimated annual effective tax rate for the year, adjusting for discrete items in the quarter in which they arise. The annual effective tax rate before discrete items was 28.2% and 30.1% for the nine months ended September 30, 2021 and 2020, respectively.
The Company continued its global operational centralization activities and legal entity rationalization during the third quarter of 2021. The Company recognized an immaterial gain from such activities during the nine months ended September 30, 2021. Due to continuing global operational centralization activities in the third quarter of 2020, the Company recognized a gain on Omnicell Limited transferring its shares in Omnicell GmbH to Omnicell International, LLC, which resulted in an immaterial discrete tax expense during the nine months ended September 30, 2020.
The Company recognized a discrete tax benefit related to a release of net uncertain tax benefits of $6.2 million as a result of effective settlement with tax authorities for the nine months ended September 30, 2021, and related to equity compensation in the amount of $14.5 million and $4.2 million for the nine months ended September 30, 2021 and 2020, respectively.
The 2021 annual effective tax rate before discrete items differed from the statutory rate of 21% primarily due to the unfavorable impact of state income taxes, non-deductible compensation and equity charges, and non-deductible transaction costs related to merger and acquisition activities, partially offset by the favorable impact of research and development credits and a foreign derived intangible income (“FDII”) benefit deduction. The 2020 annual effective tax rate before discrete items differed from the statutory rate of 21% primarily due to the unfavorable impact of state income taxes, non-deductible compensation and equity charges, and non-deductible expenses, partially offset by the favorable impact of research and development credits and a FDII benefit deduction.

On March 11, 2021, the President of the United States signed into law the “American Rescue Plan Act of 2021” (the “ARP Act”), which provides additional economic stimulus and tax credits, including the expansion and modification of the employee retention tax credit enacted by the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) and the refundable tax credits for COVID-related paid sick and family leave enacted by the Family First Act. The Company does not expect these provisions of the ARP Act to have a material impact for income taxes. The ARP Act further provides revenue raising offsets to meet budget reconciliation rules, including the expansion of the “covered employees” definition for purposes of the Internal Revenue Code of 1986, as amended, as well as Section 162(m) limitation on the deduction for excessive employee remuneration rules to be applicable for taxable years beginning after December 31, 2026. The Company will continue to evaluate the impact of these provisions of the ARP Act on income taxes.
As of September 30, 2021 and December 31, 2020, the Company had gross unrecognized tax benefits of $9.8 million and $18.2 million, respectively. The $8.4 million decrease in the gross uncertain tax benefits was primarily due to a release of certain unrecognized tax benefits as a result of an effective settlement with the tax authorities in the quarter ended September 30, 2021. It is the Company’s policy to classify accrued interest and penalties as part of unrecognized tax benefits, but to record interest and penalties in interest and other income (expense), net in the Condensed Consolidated Statements of Operations. As of September 30, 2021 and December 31, 2020, the amount of accrued interest and penalties was $1.0 million and $1.4 million, respectively.
The Company files income tax returns in the United States and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examinations by taxing authorities, including major jurisdictions such as the United States, Germany, Italy, Netherlands, and the United Kingdom. With few exceptions, as of September 30, 2021, the Company was no longer subject to the U.S., state, and foreign examinations for years before 2017, 2016, and 2016, respectively.
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
Share-Based Compensation Expense
The following table sets forth the total share-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In thousands)
Cost of product and service revenues	$1,909	$1,758	$5,890	$5,658
Research and development	1,998	1,577	5,429	5,199
Selling, general, and administrative	9,759	7,689	27,158	22,177
Total share-based compensation expense	$13,666	$11,024	$38,477	$33,034

Employee Stock Purchase Plan (“ESPP”)
The following assumptions were used to value shares under the ESPP for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Expected life, years	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Expected volatility, %	27.4% - 46.6%	30.4% - 53.5%	27.4% - 53.5%	30.4% - 53.5%
Risk-free interest rate, %	0.1% - 1.5%	0.1% - 2.7%	0.1% - 2.6%	0.1% - 2.7%
Dividend yield, %	—%	—%	—%	—%
For the nine months ended September 30, 2021 and 2020, employees purchased approximately 287,000 and 333,000 shares of common stock, respectively, under the ESPP at a weighted-average price of $62.14 and $48.77, respectively. As of September 30, 2021, the unrecognized compensation cost related to the shares to be purchased under the ESPP was approximately $3.1 million and is expected to be recognized over a weighted-average period of 1.5 years.
Stock Options
The following assumptions were used to value stock options granted pursuant to the Company’s 2009 Equity Incentive Plan (as amended, the “2009 Plan”) for the three months ended September 30, 2020, and the nine months ended September 30, 2021 and 2020. There were no stock options granted during the three months ended September 30, 2021.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2020	2021	2020
Expected life, years	4.7	4.9	4.7
Expected volatility, %	41.2%	30.1%	39.0%
Risk-free interest rate, %	0.3%	0.6%	0.7%
Estimated forfeiture rate, %	5.7%	7.9%	5.7%
Dividend yield, %	—%	—%	—%
The following table summarizes the stock options activity during the nine months ended September 30, 2021:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Years	Aggregate Intrinsic Value

	(In thousands, except per share data)
Outstanding at December 31, 2020	3,932	$62.50	7.8	$226,160
Granted	150	125.80
Exercised	(648)	55.70
Expired	(11)	60.64
Forfeited	(180)	74.79
Outstanding at September 30, 2021	3,243	$66.11	7.1	$266,946
Exercisable at September 30, 2021	1,640	$51.96	5.8	$158,170
Vested and expected to vest at September 30, 2021 and thereafter	3,104	$65.35	7.0	$257,873
The weighted-average fair value per share of options granted during the three months ended September 30, 2020 was $23.75, and the weighted-average fair value per share of options granted during the nine months ended September 30, 2021 and 2020 was $33.89 and $25.30, respectively. The intrinsic value of options exercised during the three months ended September 30, 2021 and 2020 was $26.0 million and $4.1 million, respectively, and during the nine months ended September 30, 2021 and 2020 was $56.8 million and $16.5 million, respectively.
As of September 30, 2021, total unrecognized compensation cost related to unvested stock options was $38.4 million, which is expected to be recognized over a weighted-average vesting period of 2.4 years.

Restricted Stock Units (“RSUs”)
The following table summarizes the restricted stock units activity under the 2009 Plan during the nine months ended September 30, 2021:

	Number of Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Years	Aggregate Intrinsic Value

	(In thousands, except per share data)
Outstanding at December 31, 2020	580	$72.87	1.6	$69,670
Granted (Awarded)	409	145.44
Vested (Released)	(157)	72.39
Forfeited	(54)	74.75
Outstanding and unvested at September 30, 2021	778	$111.00	1.7	$115,456
As of September 30, 2021, total unrecognized compensation cost related to RSUs was $73.4 million, which is expected to be recognized over the remaining weighted-average vesting period of 3.1 years.
Restricted Stock Awards (“RSAs”)
The following table summarizes the restricted stock awards activity under the 2009 Plan during the nine months ended September 30, 2021:

	Number of Shares	Weighted-Average Grant Date Fair Value

	(In thousands, except per share data)
Outstanding at December 31, 2020	21	$68.11
Granted (Awarded)	11	137.36
Vested (Released)	(21)	68.11
Outstanding and unvested at September 30, 2021	11	$137.36
As of September 30, 2021, total unrecognized compensation cost related to RSAs was $1.0 million, which is expected to be recognized over the remaining weighted-average vesting period of 0.7 years.
Performance-Based Restricted Stock Units (“PSUs”)
The following table summarizes the performance-based restricted stock units activity under the 2009 Plan during the nine months ended September 30, 2021:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Unit

	(In thousands, except per share data)
Outstanding at December 31, 2020	155	$74.26
Granted	51	156.79
Vested	(41)	70.68
Forfeited	(7)	64.06
Outstanding and unvested at September 30, 2021	158	$102.29
As of September 30, 2021, total unrecognized compensation cost related to PSUs was approximately $7.0 million, which is expected to be recognized over the remaining weighted-average vesting period of 1.2 years.

Summary of Shares Reserved for Future Issuance under Equity Incentive Plans
The Company had the following ordinary shares reserved for future issuance under its equity incentive plans as of September 30, 2021:

Number of Shares

(In thousands)
Share options outstanding	3,243
Non-vested restricted stock awards	947
Shares authorized for future issuance	1,514
ESPP shares available for future issuance	919
Total shares reserved for future issuance	6,623
Stock Repurchase Program
On August 2, 2016, the Company’s Board of Directors (the “Board”) authorized a stock repurchase program providing for the repurchase of up to $50.0 million of the Company’s common stock (the “2016 Repurchase Program”). The 2016 Repurchase Program is in addition to the stock repurchase program approved by the Board on November 4, 2014 providing for the repurchase of up to $50.0 million of the Company’s common stock (the “2014 Repurchase Program”). As of September 30, 2021, the maximum dollar value of shares that may yet be purchased under the two repurchase programs was $54.9 million. The stock repurchase programs do not obligate the Company to repurchase any specific number of shares, and the Company may terminate or suspend the repurchase programs at any time.
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
During the three and nine months ended September 30, 2021 and 2020, the Company did not repurchase any of its outstanding common stock, including under the 2014 Repurchase Program and the 2016 Repurchase Program, other than the separately-authorized one-time stock repurchase concurrent with the offering of the Notes in September 2020.
Note 16. Equity Offerings
On November 3, 2017, the Company entered into a Distribution Agreement (the “Distribution Agreement”) with J.P. Morgan Securities LLC, Wells Fargo Securities, LLC, and HSBC Securities (USA) Inc., as its sales agents, pursuant to which the Company was able to offer and sell from time to time through the sales agents up to $125.0 million maximum aggregate offering price of the Company’s common stock. Sales of the common stock pursuant to the Distribution Agreement were to be made in negotiated transactions or transactions that were deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on the Nasdaq Stock Market, or sales made to or through a market maker other than on an exchange. The registration statement under which the shares that could have been sold pursuant to the Distribution Agreement expired on November 3, 2020, and, accordingly, no additional sales will be made pursuant to the Distribution Agreement.
For the three and nine months ended September 30, 2020, the Company did not sell any of its common stock under the Distribution Agreement.
Note 17. Restructuring Expenses
During 2020, the Company announced a company-wide organizational realignment initiative in order to more effectively align its organizational infrastructure and operations with the strategic vision of the autonomous pharmacy. During the second quarter of 2020, the Company also initiated a restructuring plan to help mitigate the adverse impact of the COVID-19 pandemic on its business and financial results. During the nine months ended September 30, 2020, the Company incurred $10.0 million of employee severance costs and related expenses.
    In the first quarter of 2021, the Company continued its organizational realignment initiative, incurring $2.0 million of employee severance costs and related expenses. The Company did not incur any additional restructuring expenses during the three months ended September 30, 2021.

The following table summarizes the total restructuring expense recognized in the Company’s Condensed Consolidated Statements of Operations for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020

	(In thousands)
Cost of product and service revenues	$389	$2,564
Research and development	105	3,716
Selling, general, and administrative	1,526	3,681
Total restructuring expense	$2,020	$9,961
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements are contained throughout this report, including in the sections entitled “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include, but are not limited to, statements about:
•our expectations about the continuing impact of the ongoing COVID-19 pandemic on our workforce and operations (including new variants of the virus) and associated efforts to contain the spread of the pandemic, as well as the continuing impacts on our customers and suppliers, and the anticipated continuing effects of the COVID-19 pandemic and associated containment measures on our business, financial condition, liquidity, and results of operations;
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
•our ability to acquire companies, businesses, products, or technologies on commercially reasonable terms, integrate such acquisitions effectively, and to realize the potential benefits of acquired businesses;
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
•our belief that our solutions and vision for fully autonomous medication management are strongly aligned with long-term trends in the healthcare market and well-positioned to address the evolving needs of healthcare institutions;
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
•our expected future uses of cash, including our expected uses for the remaining proceeds of our convertible senior notes and the sufficiency of our sources of funding; and
•our ability to generate cash from operations and our estimates regarding the sufficiency of our cash resources.
In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “seeks,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” and variations of these terms and similar expressions. Forward-looking statements are based on our current expectations and assumptions and are subject to known and unknown risks and uncertainties, many of which are beyond our control, which may cause our actual results, performance, or achievements to be materially different from those expressed or implied in the forward-looking statements.
Such risks and uncertainties include those described throughout this Quarterly Report, including in Part II - Item 1A. “Risk Factors” and Part I - Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below. Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. You should carefully read this Quarterly Report and the documents that we reference in this Quarterly Report and have filed as exhibits, as well as other documents we file with, or furnish to, the U.S. Securities and Exchange Commission (“SEC”) from time to time, with the understanding that our actual future results may be materially different from what we expect. The forward-looking statements in this Quarterly Report represent our estimates and assumptions only as of the date of this Quarterly Report. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those expressed or implied in any forward-looking statements, even if new information becomes available in the future.
All references in this Quarterly Report to “Omnicell,” “our,” “us,” “we,” or “the Company” collectively refer to Omnicell, Inc., a Delaware corporation, and its subsidiaries. The term “Omnicell, Inc.” refers only to Omnicell, Inc., excluding its subsidiaries.
We own various registered and unregistered trademarks and service marks used in our business, some of which appear in this report, including Omnicell®. This Quarterly Report may also include the trademarks and service marks of other companies. Such trademarks and service marks are the marks of their respective owners.
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
Over 7,000 facilities worldwide use our automation and analytics solutions to help increase operational efficiency, reduce medication errors, deliver actionable intelligence, and improve patient safety. More than 60,000 institutional and retail pharmacies across North America and the United Kingdom leverage our innovative medication adherence and population health solutions to improve patient engagement and adherence to prescriptions, helping to reduce costly hospital readmissions. We sell our product and consumable solutions together with related service offerings. Revenues generated in the United States represented 92% and 91% of our total revenues for the three months ended September 30, 2021 and 2020, respectively, and 90% of our total revenues for both the nine months ended September 30, 2021 and 2020.
Over the past several years, our business has expanded from a single-point solution to a platform of products and services that will help to further advance the vision of the autonomous pharmacy. This expansion has resulted in larger deal sizes across multiple products, services, and implementations for customers and, we believe, more comprehensive, valuable, and enduring relationships.
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
Our full-time employee headcount was approximately 3,370 and 2,860 on September 30, 2021 and December 31, 2020, respectively.
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
Strategy
We are committed to being the care provider’s and retail pharmacies’ most trusted partner and executing on the vision of the autonomous pharmacy by delivering automation, intelligence, and advanced services, powered by a single, cloud-based platform. We believe there are significant challenges in pharmacy practice today including, but not limited to, medication errors, drug shortages, medication loss due to drug diversion, significant medication waste and expiration costs, a high level of manual steps in the medication management process, complexity around compliance requirements, high pharmacy employee turnover rates, hospitalizations from adverse drug events in outpatient settings, high variability in outcomes, and limited inventory visibility. We believe that these significant challenges in pharmacy practice drive the demand for increased digitization and virtualization, and that our solutions enable this and represent large opportunities in four market categories:

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
•Central Pharmacy. This market represents the beginning of the medication management process in acute care settings, and, we believe, the next big automation opportunity to replace manual and repetitive processes which are common in the pharmacy today. Manual processes, generally, are prone to significant errors, and products such as IVX Workflow, our IV sterile compounding solutions, and our Central Pharmacy Dispensing Services, including the XR2 Automated Central Pharmacy System, automate these manual processes and are designed to reduce the risk of error for our healthcare partners. We believe new products and innovations in the Central Pharmacy market create opportunities to replace prior generation Central Pharmacy robotics that, when combined with carousels and services, are expected to improve our customers’ patient outcomes. In our view, the Central Pharmacy also represents an opportunity to provide additional technology-enabled services that are designed to reduce the administrative burden on the pharmacy and allow clinicians to operate at the top of their license. Omnicell One, a technology-enabled service, leverages intelligence across the enterprise, including Central Pharmacy, in an effort to provide actionable insights that will assist in improving medication management.
•340B Software-Enabled Services. This market is targeted to covered entities participating in Section 340B of the Public Health Services Act. The Public Health Services Act requires pharmaceutical manufacturers participating in Medicaid to sell outpatient drugs at discounted prices to health care organizations that care for many uninsured and low-income patients and results in a complex compliance environment. We believe that there are significant opportunities for health systems to improve participation benefits and maximize program savings through software-enabled services and solutions. Our Omnicell 340B platform of technology-enabled services includes split billing software, contract pharmacy administration, specialty contract pharmacy administration, and drug discount access solutions.
•Retail, Institutional, and Payer. We believe the Retail, Institutional, and Payer market represents a large opportunity as the majority of all prescription drugs are distributed in the non-acute sector. New technology and updated state board regulations are leading to innovation at traditional retail providers, which, combined with the move to value-based care, we believe will incentivize the market to adopt solutions to help providers and payers engage patients in new ways that improve patient care and reduce the total cost of care. We believe adoption of our EnlivenHealth (formerly Population Health Solutions) portfolio of software products and services, along with medication adherence packaging, will increase adherence performance rates, increase prescription volume for our customers, and reduce hospital and emergency room visits due to improved adherence. EnlivenHealth’s portfolio has been expanded with the recent acquisition of RxInnovation Inc., operating as FDS Amplicare (“FDS Amplicare”), a leading provider of financial management, analytics, and population health solutions to the retail pharmacy industry. Serving a nationwide network of more than 15,000 independent and specialty retail pharmacies, FDS Amplicare expands the industry footprint of EnlivenHealth. We believe that, with the combination of EnlivenHealth and FDS Amplicare, Omnicell now provides one of the industry’s most comprehensive offerings of SaaS technology solutions that is designed to help retail pharmacies and health plans grow and thrive in the new era of digital-driven healthcare. As retail pharmacies continue to play an increasingly vital role in population health following the onset of the COVID-19 pandemic, EnlivenHealth and newly acquired FDS Amplicare have extended solutions that should assist with vaccination programs, testing protocols, patient engagement, and Medicare health plan selection support for patients. There are seven areas of focus within this market:
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
◦Match enables pharmacies to provide new services to patients with a convenient online tool that allows patients to compare and select the Medicare D health plan that best meets their needs and budget.

◦Econcile assists pharmacy staff in managing third-party receivables and payments on prescription claims, all with secure online reporting.
◦MedBill provides retail pharmacies with tools that enable them to bill for the clinical services that are transforming the pharmacy profession and industry.
◦MyDataMart is a comprehensive business intelligence tool that uses pharmacy data to identify potential opportunities to drive better business results and improve patient care.
We believe our technology, services, and solutions within these market categories position us well to address the needs of retail, acute, and post-acute pharmacy providers, and health plans.
COVID-19 Update
We continue to closely monitor the COVID-19 pandemic and ongoing impacts on our Company. During the first half of 2020, as a result of the COVID-19 pandemic, health systems faced financial and operational pressures which we believe led our customers to delay or defer purchasing decisions and/or implementation of our solutions. Beginning in the third quarter of 2020, we began to see our customers returning to pre-pandemic purchasing patterns consistent with long-term strategic investments and this trend has continued through the third quarter of 2021. We believe that the challenges that our customers have faced during the COVID-19 pandemic, including the need for robust visibility throughout their pharmacy supply chains, have increased the strategic relevance of our products and services.
Although COVID-19 vaccines are now available and being widely distributed, there remains significant uncertainty regarding the duration and severity of the continuing impact of the pandemic on the U.S. and world economies, including the impact of new variants of the COVID-19 virus. The ongoing impact of the COVID-19 pandemic on our business remains uncertain, and the duration and scope of such impact cannot currently be predicted. We continue to carefully monitor this dynamic situation and may adjust our outlook as appropriate. The ongoing impact of the COVID-19 pandemic may result in increased borrowing costs and other costs of capital or otherwise adversely affect our business, results of operations, financial condition, and liquidity. However, under current circumstances, we believe that our financial position and resources will allow us to manage the anticipated impact of the COVID-19 pandemic on our business for the foreseeable future.
Acquisitions
On September 9, 2021, we completed the acquisition of all of the outstanding equity interests in FDS Amplicare pursuant to the terms and conditions of the Agreement and Plan of Merger, dated July 25, 2021, by and among FDS Amplicare, Omnicell, Inc., Fleming Acquisition Corp., and the representative of the securityholders for a base purchase price of $177.0 million, prior to post-closing adjustments for closing cash, net working capital, and assumed indebtedness, which is expected to be finalized in the fourth quarter of 2021. The FDS Amplicare acquisition adds a comprehensive and complementary suite of SaaS financial management, analytics, and population health solutions to Omnicell’s EnlivenHealth offering. The results of the operations of FDS Amplicare have been included in our consolidated results of operations beginning September 9, 2021.
On October 1, 2020, we completed the acquisition of the 340B Link business (the “340B Link Business”) of Pharmaceutical Strategies Group, LLC pursuant to the terms and conditions of the Equity Purchase Agreement, dated August 11, 2020, as amended, by and among Omnicell, Inc., PSGH, LLC, BW Apothecary Holdings, LLC, the sellers identified therein and the seller’s representative for total cash consideration of $225.0 million. The 340B Link Business acquisition adds a comprehensive and differentiated suite of software-enabled services and solutions used by certain eligible hospitals, health systems, clinics, and entities to manage compliance and capture 340B drug cost savings on outpatient prescriptions filled through the eligible entity’s pharmacy or a contracted pharmacy partner. The results of the operations of the 340B Link Business have been included in our consolidated results of operations beginning October 1, 2020.
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
•Business combinations;
•Convertible senior notes;
•Share-based compensation; and
•Accounting for income taxes.
There were no material changes in the matters for which we make critical accounting estimates in the preparation of our Condensed Consolidated Financial Statements during the nine months ended September 30, 2021 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2020, except as discussed in “Recently Adopted Authoritative Guidance” in Note 1, Organization and Summary of Significant Accounting Policies, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
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
RESULTS OF OPERATIONS
Total Revenues

	Three Months Ended September 30,
			Change in
	2021	2020	$	%

	(Dollars in thousands)
Product revenues	$213,970	$151,337	$62,633	41%
Percentage of total revenues	72%	71%
Services and other revenues	82,432	62,362	20,070	32%
Percentage of total revenues	28%	29%
Total revenues	$296,402	$213,699	$82,703	39%
Product revenues represented 72% and 71% of total revenues for the three months ended September 30, 2021 and 2020, respectively. Product revenues increased by $62.6 million, due to increased customer demand, primarily within our automated dispensing systems business. In comparison, the third quarter of 2020 was impacted by the COVID-19 pandemic as health systems were focusing resources on COVID-19 essential activities.
Services and other revenues represented 28% and 29% of total revenues for the three months ended September 30, 2021 and 2020, respectively. Services and other revenues include revenues from technical services; SaaS, subscription software, and technology-enabled services; and other services. Services and other revenues increased by $20.1 million, primarily due to revenues of $14.4 million and $1.8 million from the recent acquisitions of the 340B Link Business and FDS Amplicare, respectively, as well as continued growth in our installed customer base and expanded portfolio of services and solutions.

Our international sales represented 8% and 9% of total revenues for the three months ended September 30, 2021 and 2020, respectively, and are expected to be affected by foreign currency exchange rate fluctuations. We are unable to predict the extent to which revenues in future periods will be impacted by changes in foreign currency exchange rates.

	Nine Months Ended September 30,
			Change in
	2021	2020	$	%

	(Dollars in thousands)
Product revenues	$589,006	$460,352	$128,654	28%
Percentage of total revenues	72%	72%
Services and other revenues	231,978	182,654	49,324	27%
Percentage of total revenues	28%	28%
Total revenues	$820,984	$643,006	$177,978	28%
Product revenues represented 72% of total revenues for both the nine months ended September 30, 2021 and 2020. Product revenues increased by $128.7 million, due to increased customer demand, primarily within our automated dispensing systems business. In comparison, the second and third quarters of 2020 were impacted by the COVID-19 pandemic as health systems were focusing resources on COVID-19 essential activities.
Services and other revenues represented 28% of total revenues for both the nine months ended September 30, 2021 and 2020. Services and other revenues include revenues from technical services; SaaS, subscription software, and technology-enabled services; and other services. Services and other revenues increased by $49.3 million, primarily due to revenues of $36.8 million and $1.8 million from the recent acquisitions of the 340B Link Business and FDS Amplicare, respectively, as well as continued growth in our installed customer base and expanded portfolio of services and solutions.
Our international sales represented 10% of total revenues for both the nine months ended September 30, 2021 and 2020, and are expected to be affected by foreign currency exchange rate fluctuations. We are unable to predict the extent to which revenues in future periods will be impacted by changes in foreign currency exchange rates.
Our ability to continue to grow revenues is dependent on our ability to continue to obtain orders from customers, our ability to produce quality products and consumables to fulfill customer demand, the volume of installations we are able to complete, our ability to meet customer needs by providing a quality installation experience, our ability to develop new or enhance existing solutions, and our flexibility in workforce allocations among customers to complete installations on a timely basis. The timing of our product revenues for equipment is primarily dependent on when our customers’ schedules allow for installations.
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

	Three Months Ended September 30,
			Change in
	2021	2020	$	%

	(Dollars in thousands)
Cost of revenues:
Cost of product revenues	$110,743	$86,689	$24,054	28%
As a percentage of related revenues	52%	57%
Cost of services and other revenues	38,880	30,219	8,661	29%
As a percentage of related revenues	47%	48%
Total cost of revenues	$149,623	$116,908	$32,715	28%
As a percentage of total revenues	50%	55%

Gross profit	$146,779	$96,791	$49,988	52%
Gross margin	50%	45%
Cost of revenues for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 increased by $32.7 million, of which $24.1 million was attributed to the increase in cost of product revenues and $8.7 million was attributed to the increase in cost of services and other revenues.
The increase in cost of product revenues was primarily driven by the increase in product revenues of $62.6 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, partially offset by the benefits associated with economies of scale due to higher volumes.
The increase in cost of services and other revenues was primarily driven by the increase in services and other revenues of $20.1 million, including incremental revenues from the recent acquisitions of the 340B Link Business and FDS Amplicare, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, as well as additional investments in our service business to support new service solutions.
The overall increase in gross margin primarily relates to higher revenues for the three months ended September 30, 2021 due to increased customer demand, as well as benefits associated with economies of scale due to higher volumes. Gross margin in the third quarter of 2020 was impacted by the COVID-19 pandemic. Our gross profit for the three months ended September 30, 2021 was $146.8 million, as compared to $96.8 million for the three months ended September 30, 2020.

	Nine Months Ended September 30,
			Change in
	2021	2020	$	%

	(Dollars in thousands)
Cost of revenues:
Cost of product revenues	$303,597	$262,740	$40,857	16%
As a percentage of related revenues	52%	57%
Cost of services and other revenues	112,027	90,628	21,399	24%
As a percentage of related revenues	48%	50%
Total cost of revenues	$415,624	$353,368	$62,256	18%
As a percentage of total revenues	51%	55%

Gross profit	$405,360	$289,638	$115,722	40%
Gross margin	49%	45%
Cost of revenues for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 increased by $62.3 million, of which $40.9 million was attributed to the increase in cost of product revenues and $21.4 million was attributed to the increase in cost of services and other revenues.
The increase in cost of product revenues was primarily driven by the increase in product revenues of $128.7 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, partially offset by the benefits associated with economies of scale due to higher volumes, as well as the reduction of employee-related expenses for restructuring initiatives.
The increase in cost of services and other revenues was primarily driven by the increase in services and other revenues of $49.3 million, including incremental revenues from the recent acquisitions of the 340B Link Business and FDS Amplicare, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, as well as additional investments in our service business to support new service solutions.
The overall increase in gross margin primarily relates to higher revenues for the nine months ended September 30, 2021 due to increased customer demand, benefits associated with economies of scale due to higher volumes, as well as the reduction of employee-related expenses for restructuring initiatives. Gross margin in the second and third quarters of 2020 was impacted by the COVID-19 pandemic. Our gross profit for the nine months ended September 30, 2021 was $405.4 million, as compared to $289.6 million for the nine months ended September 30, 2020.
Operating Expenses and Interest and Other Income (Expense), Net

	Three Months Ended September 30,
			Change in
	2021	2020	$	%

	(Dollars in thousands)
Operating expenses:
Research and development	$19,477	$15,197	$4,280	28%
As a percentage of total revenues	7%	7%
Selling, general, and administrative	97,910	71,442	26,468	37%
As a percentage of total revenues	33%	33%
Total operating expenses	$117,387	$86,639	$30,748	35%
As a percentage of total revenues	40%	41%

Interest and other income (expense), net	$(6,065)	$809	$(6,874)	(850)%
Research and Development. Research and development expenses increased by $4.3 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase was primarily attributed to an increase of $4.9 million in employee-related expenses as well as other investments in product development, partially offset by various decreases due to the timing of projects. The increase in employee-related expenses is primarily due to increased headcount to support the continued advancement of the product roadmap and the vision of the fully autonomous pharmacy, as well as due to incremental headcount from recent acquisitions.
Selling, General, and Administrative. Selling, general, and administrative expenses increased by $26.5 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase was largely due to an increase of approximately $15.3 million in employee-related expenses primarily related to increased headcount, including the incremental headcount from the 340B Link Business and FDS Amplicare acquisitions, as well as increases in acquisition-related and commission expenses and higher spending related to travel, trade shows, and other expenses, which were significantly curtailed in 2020 due to the COVID-19 pandemic.
Interest and Other Income (Expense), Net. Interest and other income (expense), net changed by $6.9 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily driven by a $5.8 million increase in other expenses and a $1.1 million decrease in other income. The increase in other expenses during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 is primarily driven by amortization of discount and debt issuance costs as well as interest expense associated with our convertible senior notes issued in September 2020.

	Nine Months Ended September 30,
			Change in
	2021	2020	$	%

	(Dollars in thousands)
Operating expenses:
Research and development	$53,770	$54,679	$(909)	(2)%
As a percentage of total revenues	7%	9%
Selling, general, and administrative	273,672	219,647	54,025	25%
As a percentage of total revenues	33%	34%
Total operating expenses	$327,442	$274,326	$53,116	19%
As a percentage of total revenues	40%	43%

Interest and other income (expense), net	$(18,715)	$161	$(18,876)	(11,724)%
Research and Development. Research and development expenses decreased by $0.9 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The decrease was primarily attributed to a reduction of $3.6 million in employee-related expenses for restructuring initiatives, as well as various decreases due to the timing of projects, partially offset by an increase of $4.3 million in employee-related expenses due to increased headcount to support the continued advancement of the product roadmap and the vision of the fully autonomous pharmacy, as well as due to incremental headcount from recent acquisitions.
Selling, General, and Administrative. Selling, general, and administrative expenses increased by $54.0 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase was primarily due to an increase of approximately $34.0 million in employee-related expenses primarily related to increased headcount, including the incremental headcount from the 340B Link Business and FDS Amplicare acquisitions, as well as increases in acquisition-related and commission expenses and higher spending related to travel, trade shows, consulting, and other expenses, which were significantly curtailed in 2020 due to the COVID-19 pandemic, partially offset by a reduction in employee-related expenses for restructuring initiatives of $2.2 million.
Interest and Other Income (Expense), Net. Interest and other income (expense), net changed by $18.9 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily driven by a $17.1 million increase in other expenses and a $1.8 million decrease in other income. The increase in other expenses during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 is primarily driven by amortization of discount and debt issuance costs as well as interest expense associated with our convertible senior notes issued in September 2020.
Provision for (Benefit from) Income Taxes

	Three Months Ended September 30,
			Change in
	2021	2020	$	%

	(Dollars in thousands)
Provision for (benefit from) income taxes	$(5,990)	$2,156	$(8,146)	(378)%

	Nine Months Ended September 30,
			Change in
	2021	2020	$	%

	(Dollars in thousands)
Provision for (benefit from) income taxes	$(4,665)	$(344)	$(4,321)	1,256%
Our annual effective tax rate before discrete items was 28.2% and 30.1% for the nine months ended September 30, 2021 and 2020, respectively. The decrease in the estimated annual effective tax rate for the nine months ended September 30, 2021 compared to the same period in 2020 was primarily due to our higher profitability during the period, a decrease in in non-deductible expenses, and an increase in research and development credits.

Provision for income taxes for the nine months ended September 30, 2021 included net discrete income tax benefit of $21.4 million, primarily due to a $14.5 million tax benefit from equity compensation and a $6.2 million release of a certain net unrecognized tax benefit as a result of effective settlement with the tax authorities.
Provision for income taxes for the nine months ended September 30, 2020 included net discrete income tax benefit of $5.0 million, primarily due to a $4.2 million tax benefit from equity compensation.
Refer to Note 14, Income Taxes, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for more details.
LIQUIDITY AND CAPITAL RESOURCES
We had cash and cash equivalents of $481.5 million at September 30, 2021 compared to $485.9 million at December 31, 2020. All of our cash and cash equivalents are invested in bank accounts and money market funds held in sweep and asset management accounts with major financial institutions.
Our cash position and working capital at September 30, 2021 and December 31, 2020 were as follows:

	September 30, 2021	December 31, 2020

	(In thousands)
Cash and cash equivalents	$481,549	$485,928
Working capital	$550,054	$552,991
Our ratio of current assets to current liabilities was 2.6:1 and 3.0:1 at September 30, 2021 and December 31, 2020, respectively.
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
As of September 30, 2021, there was no outstanding balance for the Revolving Credit Facility and we were in full compliance with all covenants. Refer to Note 9, Debt and Credit Agreement, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for more details. We expect to use future loans under the Revolving Credit Facility, if any, for working capital, potential acquisitions, and other general corporate purposes.
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
Our stock repurchase programs have a total of $54.9 million remaining for future repurchases as of September 30, 2021, which may result in additional use of cash. Refer to “Stock Repurchase Program” under Note 15, Employee Benefits and Share-Based Compensation, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for more details. In September 2020, we repurchased 749,300 shares of our common stock from purchasers of the Notes in the offering in privately negotiated transactions effected through one of the initial purchasers or its affiliate at an average price of $70.78 per share for an aggregate purchase price of approximately $53.0 million. The repurchases were made concurrently with the issuance of the Notes. The repurchases were separately authorized by the Board of Directors, and did not impact the total remaining for future purchases under the previously authorized stock purchase programs. There were no stock repurchases during the three and nine months ended September 30, 2021 and 2020, including under our stock repurchase programs, other than the separately-authorized one-time stock repurchase concurrent with the offering of the Notes in September 2020.
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
Cash Flows
The following table summarizes, for the periods indicated, selected items in our Condensed Consolidated Statements of Cash Flows:

	Nine Months Ended September 30,
	2021	2020

	(In thousands)
Net cash provided by (used in):
Operating activities	$172,177	$109,422
Investing activities	(220,113)	(43,174)
Financing activities	40,697	435,870
Effect of exchange rate changes on cash and cash equivalents	(492)	(157)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(7,731)	$501,961
Operating Activities
We expect cash from our operating activities to fluctuate in future periods as a result of a number of factors, including the timing of our billings and collections, our operating results, and the timing of other liability payments.
Net cash provided by operating activities was $172.2 million for the nine months ended September 30, 2021, primarily consisting of net income of $63.9 million adjusted for non-cash items of $119.2 million, offset by changes in assets and liabilities of $10.9 million. The non-cash items primarily consisted of depreciation and amortization expense of $53.1 million, share-based compensation expense of $38.5 million, amortization of discount on convertible senior notes of $13.9 million, amortization of operating lease right-of-use assets of $8.8 million, amortization of debt issuance costs of $2.6 million, and a change in deferred income taxes of $2.0 million. Changes in assets and liabilities include cash outflows from (i) an increase in accounts receivable and unbilled receivables of $39.6 million primarily due to an increase in billings driven by overall business growth and the timing of shipments as well as collections, (ii) a decrease in accrued compensation of $12.0 million primarily due to a decrease in accrued commissions and bonuses, (iii) an increase in inventories of $10.1 million to support forecasted sales, including advanced purchases of certain components, and as well as higher costs of inventory, (iv) a decrease in operating lease liabilities of $9.4 million, (v) a decrease in other long-term liabilities of $9.2 million primarily due to $6.2 million release of a certain net unrecognized tax benefit as a result of effective settlement with the tax authorities, (vi) an increase in prepaid expenses of $8.2 million primarily as a result of timing of certain insurance policies and other subscription obligations, (vii) an increase in other current assets of $1.1 million, and (viii) an increase in prepaid commissions of $1.0 million. These cash outflows were partially offset by (i) an increase in accounts payable of $33.1 million primarily due to an overall increase in spending, as well as timing of payments, (ii) an increase in deferred revenues of $21.2 million primarily due to an increase in billings driven by the timing of shipments in order to meet customers’ implementation schedules and recognition of revenues for products requiring installation, (iii) an increase in accrued liabilities of $20.1 million primarily due to an increase in rebates and lease buyout liabilities, (iv) a decrease in investment in sales-type leases of $2.7 million, and (vi) a decrease in other long-term assets of $2.6 million.
Net cash provided by operating activities was $109.4 million for the nine months ended September 30, 2020, primarily consisting of net income of $15.8 million adjusted for non-cash items of $82.0 million and changes in assets and liabilities of $11.6 million. The non-cash items primarily consisted of depreciation and amortization expense of $43.9 million, share-based compensation expense of $33.0 million, amortization of operating lease right-of-use assets of $7.7 million, amortization of debt issuance costs of $0.8 million, amortization of discount on convertible senior notes of $0.2 million, and a change in deferred income taxes of $3.6 million. Changes in assets and liabilities include cash inflows from (i) a decrease in accounts receivable and unbilled receivables of $29.7 million primarily due to timing of collections and a decrease in billings due to timing of shipments, (ii) an increase in deferred revenues of $8.8 million primarily due to the timing of shipments in order to meet customers’ implementation schedules and recognition of revenues for products requiring installation, (iii) an increase in other long-term liabilities of $8.1 million primarily due to the deferral of certain payroll taxes due to the CARES Act, (iv) a decrease in inventories of $4.6 million primarily due to timing of shipments and a focus on supply chain efficiencies, (v) an increase in accrued liabilities of $3.3 million, and (vi) a decrease in prepaid commissions of $2.2 million. These cash inflows were partially offset by (i) a decrease in accounts payable of $8.7 million primarily due to an overall decrease in spending, as well as timing of payments, (ii) a decrease in accrued compensation of $8.4 million primarily due to timing of employee stock plan purchases, as well as a decrease in accrued commissions, (iii) a decrease in operating lease liabilities of $7.8 million, (iv) an increase in other current assets of $6.6 million, (v) an increase in prepaid expenses of $6.3 million, (vi) an increase in other long-term assets of $4.0 million, and (vii) an increase in investment in sales-type leases of $3.3 million.
Investing Activities
Net cash used in investing activities was $220.1 million for the nine months ended September 30, 2021, which consisted of $178.1 million consideration paid for the acquisition of FDS Amplicare, net of cash acquired, capital expenditures of $17.9 million for property and equipment, and $24.1 million for costs of software development for external use.
Net cash used in investing activities was $43.2 million for the nine months ended September 30, 2020, which consisted of capital expenditures of $17.3 million for property and equipment, and $25.9 million for costs of software development for external use.
Financing Activities
Net cash provided by financing activities was $40.7 million for the nine months ended September 30, 2021, primarily due to $53.9 million in proceeds from employee stock option exercises and ESPP purchases, partially offset by $10.2 million in employees’ taxes paid related to restricted stock unit vesting, and a net decrease in the customer funds balances of $3.1 million.
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

Contractual Obligations
There have been no significant changes during the nine months ended September 30, 2021 to the contractual obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2020.
Contractual obligations as of September 30, 2021 were as follows:

	Payments Due By Period
	Total	Remainder of 2021	2022 - 2023	2024 - 2025	2026 and thereafter

	(In thousands)
Operating leases (1)	$62,459	$3,782	$25,732	$15,670	$17,275
Purchase obligations (2)	130,720	88,806	40,516	880	518
Convertible senior notes (3)	580,750	—	2,875	577,875	—
Other (4)	898	27	430	358	83
Total (5)	$774,827	$92,615	$69,553	$594,783	$17,876
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
(4)Other commitments include various finance leases and other financing arrangements.
(5)Refer to Note 13, Commitments and Contingencies, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for more details.
Off-Balance Sheet Arrangements
As of September 30, 2021, we had no off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) of the Exchange Act and the instructions thereto.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks related to fluctuations in foreign currency exchange rates and interest rates.
Foreign Currency Exchange Risk
We operate in foreign countries which expose us to market risk associated with foreign currency exchange rate fluctuations between the U.S. dollar and various foreign currencies, the most significant of which are the British Pound and the Euro. In order to manage foreign currency risk, at times we enter into foreign exchange forward contracts to mitigate risks associated with changes in spot exchange rates of mainly non-functional currency denominated assets or liabilities of our foreign subsidiaries. In general, the market risk related to these contracts is offset by corresponding gains and losses on the hedged transactions. By working only with major banks and closely monitoring current market conditions, we seek to limit the risk that counterparties to these contracts may be unable to perform. We do not enter into derivative contracts for trading purposes. As of September 30, 2021, we did not have any outstanding foreign exchange forward contracts.
Interest Rate Fluctuation Risk
We are exposed to interest rate risk through our borrowing activities. As of September 30, 2021, there was no outstanding balance under the A&R Credit Agreement, and the net carrying amount under our convertible senior notes was $482.8 million. Although our convertible senior notes are based on a fixed rate, changes in interest rates could impact the fair value of such notes. As of September 30, 2021, the fair market value of our convertible senior notes was $917.0 million. Refer to Note 5, Cash and Cash Equivalents and Fair Value of Financial Instruments, and Note 10, Convertible Senior Notes, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for more details.
We have used interest rate swap agreements to protect against adverse fluctuations in interest rates by reducing our exposure to variability in cash flows relating to interest payments on a portion of our outstanding debt. Our interest rate swaps, which were designated as cash flow hedges, involved the receipt of variable amounts from counterparties in exchange for us making fixed-rate payments over the life of the agreements. We do not hold or issue any derivative financial instruments for speculative trading purposes. As of September 30, 2021, we did not have any outstanding interest rate swap agreements.
There were no significant changes in our market risk exposures during the nine months ended September 30, 2021 as compared to the market risk exposures disclosed in Quantitative and Qualitative Disclosures About Market Risk, set forth in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 24, 2021.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in this Quarterly Report was (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report.
Limitations on Effectiveness of Controls
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control system is designed to provide reasonable assurance regarding the preparation and fair presentation of financial statements for external purposes in accordance with GAAP. All internal control systems, no matter how well designed, have inherent limitations and can provide only reasonable assurance that the objectives of the internal control system are met.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended September 30, 2021.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information set forth under “Legal Proceedings” in Note 13, Commitments and Contingencies, of the Notes accompanying the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q is incorporated herein by reference.
ITEM 1A. RISK FACTORS
Other than the updates provided below, please refer to Part I - Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the U.S. Securities and Exchange Commission (“SEC”) on February 24, 2021, for a description of the risks and uncertainties that may have a material adverse effect on our business, financial condition, or results of operations.
In assessing these risks, you should also refer to other information contained in this Quarterly Report on Form 10-Q, including Part I - Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Condensed Consolidated Financial Statements and accompanying Notes included in this report.
Risk Factors Related to our Business and Industry
We face risks related to adverse public health epidemics, including the ongoing global COVID-19 pandemic (including new variants of the virus), which had an adverse effect on and, depending on the severity and duration of the pandemic, could continue to adversely affect our business, financial condition, and results of operations.
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
Demand for our solutions, many of which involve a significant initial financial commitment from our customers, is largely dependent on our customers’ financial strength and capital and operating budgets. As a result of the pandemic, health systems have faced financial and operational pressures which we believe led our customers to delay or defer purchasing decisions and/or installations of our solutions during the first half of 2020. Beginning in the third quarter of 2020, we began to see our customers returning to pre-pandemic purchasing patterns consistent with long-term strategic investments and this trend has continued through the third quarter of 2021. However, any future decisions by our customers to cancel, defer, or delay capital expenditure projects, generally reduced capital expenditures by healthcare facilities, and financial losses sustained by health systems as a result of the COVID-19 pandemic could again decrease demand for our products and related services, resulting in decreased revenue and lower revenue growth rates, which would adversely affect our operating results— perhaps materially.
In addition, any disruption to our suppliers as a result of the COVID-19 pandemic and associated containment measures could significantly disrupt our supply chain, increase our procurement costs, and impact our ability to manufacture our products, which would negatively impact our sales and operating results.
Furthermore, the COVID-19 pandemic has significantly increased economic and demand uncertainty and has led to disruption and volatility in the global capital markets, which could increase the cost of capital and adversely impact access to capital not only for us, but also for our customers and suppliers. Weak economic conditions and inability to access capital in a timely manner, or at all, could reduce our customers’ demand for our products and services, which would adversely affect our operating results— perhaps materially.
The COVID-19 pandemic continues to rapidly evolve, and the full extent to which COVID-19 (including new variants of the virus) will continue to impact our business, results of operations, and financial position will depend on future developments, which remain highly uncertain and cannot be predicted with confidence, such as the severity, resurgences, and duration of outbreaks, travel restrictions, business closures or disruptions, and the effectiveness of actions taken to contain and treat the disease. While certain COVID-19 vaccines (including booster vaccinations) have now been approved and are being distributed globally, we are unable to predict the duration of the pandemic and when economic activity and business operations will normalize.

To the extent the COVID-19 pandemic continues to adversely affect our business and financial results, it may also have the effect of heightening certain other risks described in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2020 and in this Quarterly Report on Form 10-Q, including, but not limited to, those relating to unfavorable economic and market conditions, our ability to develop new products or services or enhance existing products or services, the need to compete successfully against new product or service entrants, our need to generate sufficient cash flows to service our indebtedness, our tax rates, and our international operations.
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
Factors that are largely beyond our control, such as the cost, quality, and availability of the raw materials and components utilized in the manufacture of our products, may affect the cost of such products, and we may not be able to pass those costs on to our customers. Our products use raw materials and components that may be subject to price fluctuations, shortages, or other disruptions of supply for many reasons outside of our control, including as a result of the COVID-19 pandemic. In addition, we may be dependent upon a limited number of suppliers for certain components which may be unduly affected by supply chain disruptions. The cost, quality, and availability of these raw materials and components are essential to the successful manufacture and sale of our products. If we are unable to maintain supply sources of these raw materials and components, or if such sources fail to satisfy our supply requirements, we may lose sales and experience increased component costs.
While we carry some inventory of critical components and are otherwise working to secure supplies necessary to ensure fulfillment of customer demand, global shortages could result in our need to secure supplies at higher costs as well as manufacturing delays. We have recently experienced increased delays in shipments of various components used in the manufacture of our products— particularly with regard to semiconductor chips. As a result, we have sought alternate sources of certain components, which may be at a higher cost. Because semiconductor chips continue to be subject to an ongoing and significant shortage, our ability to source components that use semiconductor chips has been adversely affected. These supply interruptions have resulted in increased component delivery lead times and increased costs to obtain components with available semiconductor chips. As the semiconductor chip shortage continues, or other shortages may continue, the production of our products may be impacted. If the Company or our suppliers are unable to obtain components from third parties in the quantities and of the quality that we require, on a timely basis and at acceptable prices, we may not be able to deliver our products on a timely or cost-effective basis to our customers, which could harm our business, results of operations, and financial condition. Similarly, we have seen a period of sustained price increases for commodities used in the manufacture of our products that may continue as demand increases and supply remains constrained, which has resulted in, and may continue to result in, increased costs for Omnicell. If the costs of these commodities increase or remain elevated, it could adversely affect Omnicell’s financial condition, operating results, and cash flow.
We may fail to realize the potential benefits of acquired businesses, including the 340B Link Business and FDS Amplicare, which could negatively affect our business, financial condition, and operating results.
We have in the past acquired businesses, and expect to continue to seek to acquire businesses, technologies, or products in the future. For example, we acquired the 340B Link business of Pharmaceutical Strategies Group, LLC (the “340B Link Business”) in October 2020, and RxInnovation Inc., operating as FDS Amplicare (“FDS Amplicare”) in September 2021. We cannot provide assurance that any acquisition or future transaction we complete will result in long-term benefits to us or our stockholders, or that we will be able to effectively integrate or manage the acquired businesses, including the 340B Link Business and FDS Amplicare.
These transactions may involve significant challenges, uncertainties, and risks, including:
•difficulties in combining previously separate businesses into a single unit and the complexity of managing a more dispersed organization as sites are acquired;
•difficulties in right-sizing organizations and gaining synergies across acquired operations;
•complying with regulatory requirements, such as those of the U.S. Food and Drug Administration (the “FDA”), that we were not previously subject to;
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
If goodwill or other intangible assets that we recorded in connection with the Aesynt, Ateb, InPharmics, 340B Link Business, and FDS Amplicare acquisitions, or other prior acquisitions, become impaired, we could be required to take significant charges against earnings.
In connection with the accounting for the Aesynt and Ateb acquisitions in 2016, the InPharmics acquisition in 2017, the 340B Link Business acquisition in October 2020, and the FDS Amplicare acquisition in September 2021, we recorded a significant amount of goodwill and other intangible assets. In addition, for our prior acquisitions of MTS Medication Technologies, Inc. (“MTS”), Avantec Healthcare Limited, and Mach4 Automatisierungstechnik GmbH, we continue to maintain a significant amount of goodwill and, with respect to MTS, we also continue to maintain a significant amount of other intangible assets. As of September 30, 2021, we had recorded approximately $834.0 million net, in goodwill and intangible assets, in connection with past acquisitions. Under GAAP, we must assess, at least annually and potentially more frequently, whether the value of goodwill and other indefinite-lived intangible assets has been impaired. Intangible assets subject to amortization will be assessed for impairment in the event of an impairment indicator. Any reduction or impairment of the value of goodwill or other intangible assets will result in a charge against earnings, which could materially adversely affect our results of operations and shareholders’ equity in future periods.
The transition to selling more products which include a software as a service or solution as a service subscription presents a number of risks.
We currently offer our IV compounding robots, PakPlus-Rx service, and XR2 Automated Central Pharmacy System together with personnel to operate the equipment and expert services to optimize utilization through subscription agreements. We also offer Omnicell One, EnlivenHealth Patient Engagement, 340B, FDS Amplicare®, and certain other products and solutions as a subscription and/or service. IVX Workflow also contains a payment stream as part of the license fees in its pricing structure. As we continue to execute on the autonomous pharmacy vision and grow subscription and cloud-based offerings, we may offer additional products and services on a subscription basis. The transition to selling more products and services on a subscription basis presents a number of risks. The shift requires an investment of technical, financial, compliance, and sales resources, and we cannot guarantee that we will recoup the costs of such investments, or that these investments will improve our long-term growth and results of operations. If adoption of subscription solutions takes place faster than anticipated, the shift to subscription revenues will change the timing of revenue recognition and we may experience a temporary reduction of revenues. In addition, our cash flows may be impacted by the timing of invoicing of our subscription solutions. If any of our subscription solutions do not substantially meet customer requirements, contracts may be modified, causing a decline in revenue. Customers may elect not to renew their subscriptions upon expiration, or they may attempt to renegotiate pricing or other contractual terms at or prior to renewal on terms that are less favorable to us. In addition, since revenues are generally recognized over the term of the subscription, any decrease in customer purchases of our subscription-based products and services will not be fully reflected in our operating results until future periods, and it will also be more difficult for us to rapidly increase our revenues through additional subscription sales in any one period.
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
In addition, certain healthcare legislation and regulations may be challenged from time to time, in an effort to modify or repeal that legislation or those regulations. We cannot predict the success of any such challenge or the effect that subsequent changes or new resulting legislation or regulations would have on our business or the healthcare industry in general. Any future actions or developments could adversely impact the healthcare industry, including with respect to the cost of prescription drugs, regulation of pharmacy services, the administration of the federal 340B Drug Pricing Program, changes to pharmacy reimbursement rates, or the way we do business, which could have an adverse impact on our business.
Furthermore, healthcare providers have consolidated to create larger healthcare delivery organizations in order to achieve economies of scale and/or greater market power. If this consolidation continues, it would increase the size of certain target customers, which could increase the cost, effort, and difficulty in selling our products to such customers, or could cause our existing or potential customers to begin utilizing our competitors’ products if such customers are acquired by healthcare providers that prefer our competitors’ products to ours. In addition, the resulting organizations could have greater bargaining power, which may lead to price erosion.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
During the three months ended September 30, 2021, we did not repurchase any shares of our common stock under our stock repurchase programs. Refer to “Stock Repurchase Program” under Note 15, Employee Benefits and Share-Based Compensation, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for more details.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.1+*	Amendment to Omnicell, Inc. 2009 Equity Incentive Plan

31.1+	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

31.2+	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

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

OMNICELL, INC.
Date:	November 5, 2021	By:	/s/ Peter J. Kuipers
Peter J. Kuipers, Executive Vice President & Chief Financial Officer (principal financial officer and duly authorized officer)