Form 10-K
period 2021-12-31
OMNICELL, Inc
filed 2022-02-25
CIK 926326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the registrant’s common stock, $0.001 par value, held by non-affiliates of the registrant as of June 30, 2021 was $6.5 billion (based upon the closing sales price of such stock as reported on the NASDAQ Global Select Market on such date) which excludes an aggregate of 594,469 shares of the registrant’s common stock held by officers, directors and affiliated stockholders. For purposes of determining whether a stockholder was an affiliate of the registrant at June 30, 2021, the registrant has assumed that a stockholder was an affiliate of the registrant at June 30, 2021 if such stockholder (i) beneficially owned 10% or more of the registrant’s common stock and/or (ii) was affiliated with an executive officer or director of the registrant at June 30, 2021. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.
As of February 18, 2022, there were 44,421,377 shares of the registrant’s common stock, $0.001 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the United States Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference in Part III, Items 10-14 of this Form 10-K.

OMNICELL, INC.

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements are contained throughout this Annual Report including in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include, but are not limited to, statements about:
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
•our expectation to continue to acquire companies, businesses, products, or technologies;
•our goal of advancing our platform with new product introductions;
•our goal to deliver on the Autonomous Pharmacy vision, as well as our plan to integrate our current offerings and technologies on a cloud infrastructure and invest in broadening our solutions across certain key areas as we execute on this vision;
•continued investment in the Autonomous Pharmacy vision, our beliefs about the anticipated benefits of such investments, and our expectations regarding continued growth in current and future subscription and cloud-based offerings as we execute on this vision;
•our belief that our solutions and vision for fully autonomous medication management are strongly aligned with long-term trends in the healthcare market and well-positioned to address the evolving needs of healthcare institutions;
•opportunities presented by new products, services, and markets;
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
In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “seeks,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” and variations of these terms and similar expressions. Forward-looking statements are based on our current expectations and assumptions, and are subject to known and unknown risks and uncertainties, many of which are beyond our control, which may cause our actual results, performance, or achievements to be materially different from those expressed or implied in the forward-looking statements. Such risks and uncertainties include those described throughout this Annual Report, including in

Part I - Section 1A. “Risk Factors” and Part II - Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below. Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. You should carefully read this Annual Report and the documents that we reference in this Annual Report and have filed as exhibits, as well as other documents we file with, or furnish to, the U.S. Securities and Exchange Commission (“SEC”) from time to time, with the understanding that our actual future results may be materially different from what we expect. The forward-looking statements in this Annual Report represent our estimates and assumptions only as of the date of this Annual Report. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those expressed or implied in any forward-looking statements, even if new information becomes available in the future.
Other Information
All references in this Annual Report to “Omnicell,” “our,” “us,” “we,” or “the Company” collectively refer to Omnicell, Inc., a Delaware corporation, and its subsidiaries. The term “Omnicell, Inc.” refers only to Omnicell, Inc., excluding its subsidiaries.
We own various registered and unregistered trademarks and service marks used in our business, some of which appear in this Annual Report, including Omnicell®. This Annual Report may also include the trademarks and service marks of other companies. Such trademarks and service marks are the marks of their respective owners.
Information posted on or accessible through websites referenced in this Annual Report is not incorporated by reference or otherwise included in this Annual Report, and any references to these websites are intended to be inactive textual references only.

PART I
ITEM 1.    BUSINESS
Overview
Omnicell, a leader in transforming the pharmacy care delivery model, is committed to elevating the role of pharmacy within healthcare and transforming medication management as an essential component of care delivery. We are doing so with an industry-leading comprehensive intelligent infrastructure, bringing together technology, analytics, and expert services to equip and empower pharmacists and pharmacies to focus on clinical care rather than administrative tasks. This intelligent infrastructure provides the critical foundation for realizing the industry vision of the Autonomous Pharmacy, a vision defined by pharmacy leaders for improving operational efficiencies and ultimately targeting zero-error medication management.
Medication management solutions are some of the most utilized solutions in healthcare. According to a 2018 survey conducted by the Centers for Disease Control and Prevention, drugs are prescribed in approximately 69% of physician appointments and approximately 80% of hospital emergency room visits. With close to 160,000 of our devices installed in hospitals around the globe, dispensing close to 5 million doses daily, and over 2 million users, we believe we play a critical role in day-to-day pharmacy operations.
Many pharmacy leaders utilize our intelligent infrastructure to harness the power of data and analytics, as well as leverage our expertise in medication management to deliver improved patient outcomes.
In 2019, a group of pharmacy leaders published a definition of the autonomous pharmacy, articulating specific objectives and targeted outcomes to progress towards the fully autonomous pharmacy, along with a framework outlining the path to achieving it through defined levels of automation. This vision, along with its supporting framework, has become the industry’s North Star for elevating the role of pharmacy within healthcare. Through our medication management platform that spans the continuum of care, we believe Omnicell provides the intelligent infrastructure necessary to advance the Autonomous Pharmacy and reach the industry vision. By developing and delivering a combination of technology, analytics, and expert services utilizing a single, cloud-based platform, we believe we will empower healthcare and pharmacy providers to increase healthcare value and improve patient outcomes.
We believe our robust customer base and channel within the pharmacy care market creates a network of insights and understandings that enable us to bring new solutions and innovations to market. Facilities worldwide use our automation and analytics solutions to increase operational efficiency, reduce medication errors, deliver actionable intelligence, and improve patient safety. Institutional and retail pharmacies across North America, the United Kingdom, Germany, and Australia leverage our innovative medication adherence and population health solutions to improve patient engagement and adherence to prescriptions, helping to reduce costly hospital readmissions. We believe our committed customer base and strategic planning, along with a broad portfolio of products and services, combined with innovation, aligns us with the long-term trends of the healthcare market to manage patients across the continuum of care while helping to control costs and improve patient outcomes.
Business Strategy
We are committed to being the care providers’ and retail pharmacies’ most trusted partner and executing on the industry vision of the Autonomous Pharmacy by developing and delivering an intelligent medication management infrastructure composed of devices, digital workflows, analytics, and experts, all powered by the cloud. We believe there are significant challenges facing the pharmacy practice today including, but not limited to, labor shortages, medication errors, drug shortages, medication loss due to drug diversion, significant medication waste and expiration costs, a high level of manual steps in the medication management process, complexity around compliance requirements, high pharmacy employee turnover rates affecting tenure and expertise, hospitalizations from adverse drug events in outpatient settings, high variability in outcomes, and limited inventory visibility. We believe that these significant challenges to the pharmacy practice drive the demand for increased digitization, visibility, and insights that our solutions enable, and represent large opportunities in four market categories:
•Point of Care. As a market leader, we expect to continue expansion of this product category as customers increase use of our dispensing systems in more areas within their hospitals. We are more than halfway through the replacement, upgrade, and expansion cycle of older models of automated dispensing systems with our XT Series automated dispensing systems within our own customer base, which we believe is a significant market opportunity. We have been successful penetrating markets through competitive conversions and expect this success to continue. We also believe there is an opportunity for us to define a new standard of care for dispensing systems in perioperative settings. We believe our current portfolio within the Point of Care market and new innovation and services will continue to drive improved outcomes and lower costs for our customers.

•Central Pharmacy. This market represents the beginning of the medication management process in acute care settings, and, we believe, the next big automation opportunity to replace high volumes of manual and repetitive processes that are common in pharmacies today. Manual processes are prone to significant errors, and products such as IVX Workflow, our IV Sterile Compounding Service (including IV robotics), and our Central Pharmacy Dispensing Service (including the XR2 Automated Central Pharmacy System), automate these manual processes and are designed to reduce the risk of error for our healthcare partners. Because automation adoption in the Central Pharmacy is still nascent, we believe that the adoption of solutions will be accelerated by bundling those solutions with technology-enabled services that are designed to deliver specific outcomes and leverage intelligence across the enterprise for more actionable insights, and are expected to reduce administrative burden, allowing clinicians to operate at the top of their license. We think that these bundled solutions are becoming more critical than ever as health systems appear to face increasing labor shortages and supply chain disruption following the COVID-19 pandemic. Additionally, we believe new products, innovations and our expertise in the Central Pharmacy market create opportunities to replace prior generation Central Pharmacy robotics, especially when combining those robotics with carousels and technology-enabled services to increase the percentage of medication managed through the intelligent infrastructure.
•Specialty Pharmacy and 340B Program. We believe that health systems will invest in more revenue generating activities that improve patient outcomes, and pharmacy will be at the center with specialty pharmacies and the 340B Drug Pricing Program.
Studies have shown that specialty medications represent over 50% of the country’s total spending on retail, mail-order, and provider-administered drugs. Used for treatment of complex conditions, these medications often require intensive patient management and specialized workflows for dispensing and care coordination. Specialty pharmacies serve as the connection between patients, prescribing physicians, and payors to ensure streamlined access and adherence to these specialty drugs, helping to maintain continuity of care throughout the process, and are expected to improve margin and profitability for the health system. The newly acquired ReCept Holdings, Inc. (“ReCept”) solution provides implementation and managed services for health systems and other provider organizations to optimize their specialty pharmacy programs and the related pharmaceutical aspects of patient care.
The 340B market is targeted to covered entities participating in Section 340B of the Public Health Services Act. The Public Health Services Act requires pharmaceutical manufacturers participating in Medicaid to sell outpatient drugs at discounted prices to healthcare organizations that care for many uninsured and low-income patients and creates a complex compliance environment. According to the Health Resources and Services Administration, which is responsible for administering the 340B program, enrolled hospitals and other covered entities can achieve an average savings of 25% to 50% in pharmaceutical purchases. Due to the complexities of adhering to the administrative process of the 340B program, we believe that there are significant opportunities for health systems to improve participation benefits and maximize program savings through our 340B technology-enabled services.
•Retail, Institutional, and Payer. We believe the Retail, Institutional, and Payer market represents a significant opportunity as healthcare evolves. A majority of all prescription drugs are distributed in the non-acute sector. The COVID-19 pandemic accelerated the shift of primary healthcare settings from hospitals and doctors’ offices to other convenient channels like the home, digital, and retail pharmacies. New technology and updated state board regulations are leading to innovation at traditional retail providers, which, combined with the move to value-based care, we believe will incentivize the market to adopt solutions to help providers and payers engage patients in new ways that improve patient care and reduce the total cost of care. We believe adoption of our EnlivenHealth® portfolio of software products and services, along with medication adherence packaging, will increase adherence performance rates, increase prescription volume for our customers, and reduce hospital and emergency room visits due to improved adherence. Our EnlivenHealth portfolio has been expanded with two recent acquisitions that will assist in adoption and drive innovation. RxInnovation Inc., operating as FDS Amplicare (“FDS Amplicare”), is a leading provider of financial management, analytics, and population health solutions to the retail pharmacy industry, including independent pharmacies. MarkeTouch Media, LLC (“MarkeTouch Media”) has longstanding pharmacy chain relationships that further broaden EnlivenHealth’s national pharmacy network.
We believe our technology, services, and solutions within these market categories position us well to address the needs of acute, post-acute, ambulatory, and retail pharmacy providers and health plans.

Products and Services
As we continue to execute on the industry vision of the Autonomous Pharmacy, we are enabling our current offerings to operate on a cloud-based platform in an effort to build out an intelligent medication management infrastructure. We have invested in broadening our solutions across two key areas: automation and advanced services, as explained below.
Automation
Our automation products and technology-enabled services span the evolving continuum of care, including acute, post-acute, ambulatory, and retail pharmacies. We provide a range of advanced automation, including robotics designed to automate work, streamline workflows, and reduce human error. Across these settings, we provide central pharmacy automation solutions for both medication dispensing and IV compounding systems, as well as medication and supply dispensing systems at the point of care. We also provide patient engagement solutions to help improve adherence to prescriptions. With certain automation and technology-enabled service offerings, we provide expert services to optimize utilization through subscription agreements, inclusive of personnel to operate the equipment. Our automation offerings include:
Point of Care
Our point of care automation solutions are designed to improve clinician workflows in patient care areas of the healthcare system, such as nursing units, patient wards, operating rooms, and emergency departments. Automated dispensing systems are an essential part of medication management because they safeguard medications—including controlled substances—and automatically track inventory. We strive to continually innovate our automated dispensing systems to close gaps in safety and enable clinicians to spend less time managing medications and more time caring for patients.
Our XT Series automated dispensing systems for medications and supplies, which are used in nursing units and other clinical areas of the hospital, are designed to support workflows specific to each area of the hospital, with various software and hardware options. For the operating room, we also offer specialized automated dispensing systems. Our interoperability solutions integrate all of our automated dispensing systems with key electronic health record systems to streamline workflow and increase accuracy.
Central Pharmacy
An efficient central pharmacy operation is vital to delivering exceptional patient care. With pharmacist and technician labor requirements increasing and resource shortages escalating over the years, it is critical for pharmacies to find new ways to increase productivity. Our medication management platform offers a broad range of automated hardware and software solutions. Our central pharmacy automation solutions are designed to empower healthcare providers to increase staff efficiency, reduce inventory costs, prevent medication errors, improve compliance, and strengthen security surrounding controlled substances. By automating manual, error-prone processes, we believe our technology and advanced services directly contribute to clinical care by enabling pharmacy staff to work more efficiently.
Our central pharmacy automation solutions include: automated storage and retrieval systems, including our XR2 Automated Central Pharmacy System – an important building block to the industry vision of the Autonomous Pharmacy; IV compounding robots and workflow management systems; inventory management software; and controlled substance management systems.
Medication Adherence
Our medication adherence solutions are used by retail, community, and outpatient pharmacies, as well as by institutional pharmacies serving long-term care and other sites outside the acute care hospital, and are designed to improve pharmacy operations and patient adherence to prescriptions.
Our single-dose automation solutions fill and label a variety of patient-specific, single-dose medication blister packaging based on incoming prescriptions. Our fully automated and semi-automated filling equipment is designed specifically for institutional pharmacies with enough order volume to warrant automated packaging of medications. Our automated solutions interface with pharmacy information systems to obtain prescription information.
For multi-medication prescriptions, we offer software that guides users through the manual filling process to streamline workflow and increase packaging accuracy. In addition, we also offer a wide range of medication blister card packaging and packaging supplies designed to enhance medication adherence in a variety of non-acute care settings. These products include multimed blister cards (adherence packaging) distributed by retail, community, and outpatient pharmacies to help patients manage their medication regimens at home. These cards organize multiple drugs into a single blister cavity for each dosing time, making it easier for patients on complex regimens to comply with their therapy. For environments where a caregiver is present, institutional and retail pharmacies use our single-dose blister cards, which provide up to 90 daily doses of a specific single medication.
Other Automation Products and Services
Omnicell Interface Software provides interface and integration between our medication-use products or our supply products and healthcare facilities' in-house information management systems.
Our Technical Services include customer education, training, and post-installation technical support with phone and web-based support through our U.S.-based technical support centers, on-site service, parts, and access to software upgrades. Product support is available through fixed-period service contracts and on a time-and-materials basis. On-site service is provided by our field service team.
Retail Pharmacy and Hospital Automation Outside the United States
Additional products sold outside the United States include robotic dispensing systems used in hospitals and retail pharmacies for handling the stocking and retrieval of boxed medications. For management of medical supplies, a specialized cabinet that uses radio frequency identification is also available, which is designed to improve the accuracy of inventory management.
Advanced Services
With nearly 30 years of experience delivering automation solutions, Omnicell believes that supporting the industry vision of the Autonomous Pharmacy requires the addition of digital workflows, analytics, and experts to achieve more sophisticated outcomes. Leveraging data through predictive and prescriptive analytics, sourced from operational data generated by thousands of facilities utilizing our solutions, we believe we are able to provide actionable insights to help customers better understand their medication usage and improve pharmacy supply chain management. We offer specialized services and analytics software designed to help healthcare facilities improve their bottom line and patient care by harnessing data from automation and other systems.
Our Omnicell OneTM solution, a technology-enabled service, combines cloud-based predictive analytics with expert services designed to drive enterprise improvements in medication inventory optimization, medication waste reduction, and drug diversion monitoring.
Our Central Pharmacy IV Compounding Service offers a comprehensive service model inclusive of IV robotic technology, data analytic tools, and clinical support for insourced sterile compounding programs that is intended to reduce medication costs while improving safety and supply chain dependability. Our Central Pharmacy Dispensing Service, inclusive of the XR2 automated central pharmacy system, is a full-service central pharmacy automation solution designed to improve inventory control, compliance, safety, and efficiency through automation, supported by operational staff, maintenance, and optimization services.
Our 340B solution provides a combination of software, deep knowledge of the 340B program, and technology-enabled services, to help deliver superior outcomes in both savings and compliance, optimizing the 340B program for eligible entities. The suite of offerings includes split billing software, contract pharmacy administration, specialty contract pharmacy administration, and drug discount access solutions.
The newly acquired ReCept solution is focused on specialty pharmacy management services, including specialty pharmacy expertise and operational capabilities, human resources, technology and integration, workflow management, payor access assistance, and other aspects of managing a specialty pharmacy. This total solution for provider groups, federally qualified health centers, and health systems supports on-site management of specialty pharmacy services, including payor contracting, staffing, licensing, quality assurance, 340B administration, and preferred pricing agreements designed to improve margin and profitability, while keeping the patient at the center of care.
EnlivenHealth offers a portfolio of patient engagement and medication management tools designed to help improve health outcomes. EnlivenHealth Patient Engagement is a web-based nexus of solutions designed to comprehensively support improvement in health outcomes related to medication use. EnlivenHealth Patient Engagement includes clinical solutions such as CareScheduler, Medication Synchronization, Immunization and Scheduling, Targeted Patient Interventions, Medication Therapy Management, Opioid Mitigation Solution, and an Omnichannel communications platform, which enables tailoring of patient contact to individual preferences. Additionally, we believe our recent acquisition of MarkeTouch Media’s mobile and web-based technology and patient engagement solutions will strengthen the EnlivenHealth suite of industry-leading software-as-a-service (“SaaS”) based solutions. Combined with advanced analytics to stratify populations and prioritize patient interventions, we believe these solutions support improved performance for both pharmacies and health plans, helping them to succeed in value-based healthcare by driving health outcomes - better care, better health, and lower costs.

The recent acquisition of FDS Amplicare® adds financial management, analytics, and population health solutions to the EnlivenHealth solution. As retail pharmacies continue to play an increasingly vital role in population health following the onset of the COVID-19 pandemic, EnlivenHealth and FDS Amplicare have extended solutions to assist with vaccination programs, testing protocols, patient engagement, and Medicare health plan selection support for patients.
As the introduction of new innovations within our health system customers has become increasingly complex, we also offer Professional Services, such as technology and service implementations, as well as change management services. We view our customers as partners in the pursuit of better health outcomes for patients and improved satisfaction for the clinicians who serve them. Every engagement is an opportunity for us to help our customers reach their clinical and business objectives while we accelerate the time to value for any initiative.
Through our Customer Success service, we provide technology-enabled services that serve as an extension of pharmacy operations to support improved efficiency, regulatory compliance, and patient outcomes. Our technology-enabled services provide customer-centric, outcome-based adoption services designed to ensure the successful adoption of our technology.
Operating Segments
We manage our operations as a single segment for the purposes of assessing performance and making operating decisions. Our Chief Operating Decision Maker (“CODM”) is our Chief Executive Officer. The CODM allocates resources and evaluates the performance of Omnicell at the consolidated level using information about our revenues, gross profit, income from operations, and other key financial data. All significant operating decisions are based upon an analysis of Omnicell as one operating segment, which is the same as our reporting segment.
Industry Background and Market
We believe our solutions support the industry vision of the Autonomous Pharmacy, are strongly aligned with trends in the healthcare market, and are well positioned to address the evolving needs of healthcare institutions.
The healthcare industry continues to experience a significant degree of consolidation, with healthcare providers combining to create larger healthcare delivery organizations to achieve greater market power. We believe this trend has increased the market’s need for integrated medication management solutions on a single platform to help improve patient and financial outcomes for both inpatient and outpatient settings. Our portfolio of connected devices, digital workflows, analytics, and experts, combined with innovation, is designed with this objective in mind.
In addition, healthcare providers and facilities are affected by significant economic pressures. Annual prescription drug expenditures in the United States were approximately $535 billion in 2020, according to the IQVIA National Sales Perspective database. Based on a 2018 report by the Health Care Cost Institute, the largest growth in spending for professional services—defined as payments to physicians and other clinical care team members for services provided in physician offices and hospitals—occurred among administered drugs, which accounted for the biggest share, at 39% of the total increase in professional services spending from 2014 to 2018. Rising costs of labor, prescription drugs, and new medical technology all contribute to increased spending. Governmental pressures surrounding healthcare reform and compliance have led to increased scrutiny of the cost and efficiency with which healthcare providers deliver their services. These factors, combined with continuing consolidation in the healthcare industry, have increased the need for the efficient delivery of healthcare in order to control costs, and elevated the strategic importance of medication management and pharmacy automation across the continuum of care.
Furthermore, while complexities in medication management have increased over time along with the volume of patients and medications, many manual processes are still used, resulting in inefficient tracking and delivery of medications and supplies and increased administrative burden on many clinical staff. According to a survey conducted by the American Society of Health-System Pharmacists in 2019, approximately 75% of pharmacist activities are non-clinical in nature. In addition, many existing healthcare information systems are unable to support the modernization of healthcare delivery processes or address mandated patient safety initiatives. These factors contribute to medical errors and unnecessary process costs across the healthcare sector including in medication management.
Legislation and industry guidelines, such as those issued by the U.S. Food and Drug Administration (the “FDA”), the U.S. Drug Enforcement Administration (the “DEA”), The Joint Commission, the U.S. Pharmacopeial Convention, the Institute for Safe Medication Practices, and state boards of pharmacy in the areas of medication management—including storage, security, and labeling—have created an environment of increased patient safety, awareness, and regulatory control. Against this backdrop, healthcare organizations, desiring to improve quality and avoid liability, are driven to prioritize investments in capital equipment, including pharmacy automation, which is a standard of care, to improve patient safety. While the overall storage and security of medications in hospitals have improved, there has been an increased focus on controlled substance management in recent years, particularly in light of the opioid crisis in the United States. According to a research report published by the

Butler Center for Research in 2015, studies in the United States have shown that 10% to 15% of healthcare professionals misuse substances during their lifetime, with significantly higher levels of opioid abuse in particular. Joint Commission surveyors are seeking more documentation from hospitals demonstrating that their medication policies and procedures are adequate to prevent illicit use of controlled substances.
Medication non-adherence is widely recognized as a common and costly problem. Poor adherence results in increased hospital readmissions, deteriorated treatment outcomes, and avoidable healthcare costs. The estimated annual cost of prescription-drug related morbidity and mortality resulting from non-optimized medication therapy, including medication non-adherence, was $528 billion in 2016, according to a study published in the Annals of Pharmacotherapy in 2018. In addition, a 2017 study published in the Journal of the American Pharmacists Association found that medication issues are responsible for 26% of hospital readmissions. With more than 40 million Americans taking five or more maintenance medications routinely (based on statistics published by the National Center for Health Statistics in 2018), we believe pharmacists need ways to support the arduous task of maintaining patient compliance. Medication adherence can be improved through attitudinal and behavioral changes, which pharmacists can encourage and help facilitate by providing interventional support, including adherence tools such as blister cards, reminders, prescription synchronization, and patient engagement tools. We believe our EnlivenHealth portfolio has the potential to reduce hospitalizations and emergency department visits, improving patient health by increasing medication adherence.
Furthermore, according to the U.S. Bureau of Labor Statistics, from February 2020 to September 2021 the healthcare industry lost 524,000 workers. Discussions about the healthcare labor crisis tend to highlight the shortfall of nurses. However, the shortage of pharmacy technicians, who are critical to clinical care in inpatient, outpatient and retail settings, is also acute. A nationwide survey conducted in May 2021 by the National Community Pharmacists Association found that nearly 90% of the survey’s 278 independent pharmacy owner/manager respondents said they couldn’t find pharmacy technicians to staff their pharmacies at ideal capacity.
Healthcare workforce labor constraints have come at a time when hospitalizations continue to fluctuate dramatically. In addition, even apart from the impact of the COVID-19 pandemic, patient volume is projected to rebound and exceed pre-pandemic levels. A 2021 McKinsey & Co. survey of the leaders of 100 large private-sector hospitals in the United States—which was conducted several months prior to the emergence of the COVID-19 Omicron variant—concluded that on average hospitals’ inpatient admissions have returned to 2019 levels, and inpatient admissions are projected to increase by 4% in 2022 relative to 2019.
Omnicell’s intelligent infrastructure—incorporating technologies such as automation, robotics, and data intelligence—is designed to automate many labor-intensive medication management tasks. We believe this will help optimize the use of existing pharmacy staff, which is expected to free up clinicians’ time for higher-value, patient-engaging activities, such as medication therapy management, immunizations, point-of-care testing, and disease state management.
Government Regulation
Our global operations are affected by complex state, federal, and international laws and regulations. These laws and regulations relate to healthcare, privacy and security, product compliance, import, export, trade, healthcare fraud and abuse (including anti-kickback and false claims laws), environmental standards, anti-corruption, anti-bribery, labor and employment, as well as other areas of focus.
We receive, store, and process personal information and other data from and about our customers, in addition to our employees and service providers, and our customers use our solutions to obtain and store personal information, including personal health information. As a result, we are subject to various laws and regulations related to privacy, data protection, and information security. In the United States, these include federal health information privacy laws (such as the Health Information Portability and Accountability Act of 1996, various state and federal security breach notification laws, consumer protection laws, and state laws addressing privacy and security. Internationally, various foreign jurisdictions in which we operate have established, or are developing, their own data privacy and security legal frameworks with which we or our customers must comply including, for example, the European Union’s General Data Protection Regulation.
The manufacture and sale of most of our current medication and management solutions products are not regulated by the FDA or the DEA, although they are used by other persons (our customers) whose pharmacy, dispensing, and compounding activities may be subject to regulation by those agencies and by state boards of pharmacy. However, we manufacture and develop specifications for products classified as Class I and Class II medical devices, which are subject to FDA regulation and require compliance with the FDA Quality System Regulation as well as medical device reporting, including a sterile disposable product requiring FDA 510(k) review and clearance prior to market and distribution. Medical devices may also be subject to various other regulatory requirements, including as applicable, premarket clearance or approval, clinical trial requirements, establishment registration and device listing, complaint handling, notification and repair, replace, refund, mandatory recalls, unique device identifier requirements, reports of removals and corrections, postmarketing surveillance, and device tracking.
Similarly, certain provisions of the Federal Food, Drug, and Cosmetic Act (“FDCA”) govern the approval, manufacture, handling, distribution, and tracking and tracing of pharmaceuticals. The FDCA also regulates which medications may be compounded, and how certain compounded medications may be manufactured, distributed and dispensed. Companies engaged in distributing or dispensing compounded pharmaceuticals may be required to register their facilities with the FDA or operate their businesses according to appropriate quality standards. The law applies to all parts of the drug distribution chain, but generally exempts dispensing pharmaceuticals as long as no drugs are adulterated or misbranded and all are dispensed in accordance with and pursuant to a valid prescription or subject to certain other limitations and controls, as applicable.
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
Since we manufacture and sell our products outside of the United States, certain products of a local nature and variations of product lines must also meet other local regulatory requirements. Additional risks are inherent to conducting business outside the United States, including more robust information governance and environmental regulations in the European Union, expropriation, nationalization, and other governmental action. Demand for many of our existing and new products is, and will continue to be, affected by the extent to which local regulatory requirements increase our risk and/or expense to do business in those countries.
Compliance with the laws and regulations applicable to our global operations is costly and requires sufficient resources to actively maintain various governance, risk, and compliance systems in several areas, including the FDCA and FDA regulations Controlled Substances Act and DEA regulations, state board of pharmacy regulations, quality, information governance and security, and environmental, health and safety, to enable Omnicell to keep abreast of the constantly evolving regulatory landscape both in the United States and abroad. Any failure to comply with these laws and regulations could result in a range of fines, penalties, and/or other sanctions.
Recent Acquisitions
In addition to our own organic development, we have, from time to time, acquired businesses and technologies that expand our product lines and are strategic fits for our business, and we expect to continue to seek to acquire business, technologies, or products in the future. The following highlights describe our acquisitions over the past fiscal year. For more information, refer to Item 7, Management’s Discussion of Analysis and Financial Condition and Results of Operations, under the heading “Acquisitions.”
On December 31, 2021, we completed the acquisition of MarkeTouch Media, a pharmacy software solutions provider. The MarkeTouch Media acquisition adds mobile and web-based technology and patient engagement solutions, which is expected to expand the footprint of EnlivenHealth across the retail pharmacy sector, while enhancing potential growth opportunities in new market segments like specialty pharmacy and pharmacy benefits management.
On December 29, 2021, we completed the acquisition of ReCept, a provider of specialty pharmacy management services. The addition of ReCept’s specialty pharmacy management services for health systems, provider groups, and federally qualified health centers expands Omnicell’s Advanced Services portfolio in an effort to address the growing and complex specialty pharmacy market.
On September 9, 2021, we completed the acquisition of FDS Amplicare, a pharmacy technology provider. The FDS Amplicare acquisition adds a comprehensive and complementary suite of SaaS financial management, analytics, and population health solutions to our EnlivenHealth offering.
Sales and Distribution
We sell our products and services primarily in the United States. Approximately 90% of our revenue was generated in this market for the year ended December 31, 2021. Our sales force is organized by geographic region in the United States and Canada, with dedicated account management executives for our top 300 existing customers and dedicated health system executives focused on generating new business. Our sales are primarily made direct to end-user customers with the exception of some distribution of medication adherence consumables. Outside of the United States and Canada, we field direct sales employees in the United Kingdom, France, Germany, the United Arab Emirates, Belgium, and Australia. For other geographies, we generally sell through distributors and resellers. Our foreign operations are discussed in Note 3, Revenues, and Note 7,

Property and Equipment, of the Notes to Consolidated Financial Statements and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K. Our combined direct, corporate, and international distribution sales teams consisted of approximately 477 staff members as of December 31, 2021. Nearly all of our direct sales team members have hospital capital equipment, services, or clinical systems experience.
As of December 31, 2021, we have 151 long-term, sole-source agreements with the top 300 U.S. health systems. The sales cycle for our automation systems, from the initial sales meeting to completion of installation, can take in excess of 12 to 24 months. This is due in part to the relative cost of our systems and the number of people within each healthcare facility involved in the purchasing decision and installation process. To initiate the selling process, the sales representative generally targets the chief pharmacy officer, chief information officer, director of pharmacy, director of nursing, director of information technology, director of materials management, or other decision makers, and actively engages with each group within the healthcare facility about the economic, safety, efficiency, and compliance benefits of our solutions relative to competing methods of managing medications or medical and surgical supplies.
We contract with Group Purchasing Organizations (“GPOs”), each of which functions as a purchasing agent on behalf of member hospitals and other healthcare providers. Pursuant to the terms of GPO agreements, each member contracts directly with us and can purchase our product at pre-negotiated contract terms and pricing. These GPO contracts are typically for multiple years with options to renew or extend for up to two years and some of which can be terminated by either party at any time. Our current most significant GPO contracts include Vizient, Inc., Premier Inc., and HealthTrust Purchasing Group. We also have a Federal Supply Schedule Contract with the Department of Veterans Affairs (the “GSA Contract”), allowing the Department of Veterans Affairs, the Department of Defense, and other Federal government customers to purchase our products. Some of our contracts with these organizations are terminable at the convenience of either party. The accounts receivable balances are with individual members of the GPOs and Federal agencies that purchase under the GSA Contract, and therefore no significant concentration of credit risk exists. During our fiscal year ended December 31, 2021, sales to members of the ten largest GPOs and Federal agencies that purchase under the GSA Contract accounted for approximately 67% of our total consolidated revenues.
We offer multi-year, non-cancelable lease payment terms to assist healthcare organizations in purchasing our systems by reducing their cash flow requirements in a capital lease structure. We sell the majority of our multi-year lease receivables to third-party leasing finance companies.
Our clinical and technical consulting representatives support our sales force by providing operational and clinical expertise prior to the close of a sale and during the installation of our automation systems. Along with professional services, this group assists customers with the technical implementation of our automation systems, including configuring our systems to address the specific needs of each individual customer. After the systems are installed, customer success representatives provide support to our customers with a focus on adoption and optimization of our solutions.
We offer telephone and web-based technical support through our U.S.-based technical support centers. Our support centers are staffed 24 hours a day, 365 days a year. We have found that a majority of our customers’ service issues can be addressed by our support engineers either by phone or with remote diagnostic tools. In addition, our customers can enable access to allow us to remotely monitor system performance. This suite of support tools proactively monitors system status and is designed to alert service personnel to potential problems to preempt system failure.
In addition, our international team handles direct sales, installation, and service for healthcare facilities in the United Kingdom, France, and Germany, and for non-acute customers in Australia. Sales, installation, and service to healthcare facilities is handled through distribution partners in other parts of Europe, Asia, Australia, the Middle East, South Africa, and South America. Our products are available in a variety of languages including Traditional Chinese, Simplified Chinese, Japanese, Korean, French, Swedish, Dutch, Spanish, and German.
Manufacturing and Inventory
The manufacturing process for our automation products allows us to uniquely configure hardware and software to meet a wide variety of individual customer needs. The automation product manufacturing process consists primarily of the final assembly of components and testing of the completed product. Many of the sub-assemblies and components we use are provided by third-party contract manufacturers or other suppliers. A portion of these contract manufacturers and other suppliers are based in Asia. We and our partners test these sub-assemblies and perform inspections to assure the quality and reliability of our products. While many components of our systems are standardized and available through multiple sources, certain components or subsystems are fabricated by a sole supplier according to our specifications, schedules, and customer requirements, or are only available from limited sources. Our medication adherence product manufacturing process consists of fabrication and assembly of equipment and mechanized process manufacturing of consumables. We rely on a limited number of suppliers for the raw materials that are necessary in the production of our consumable medication packages.

Our arrangements with contract manufacturers generally set forth quality, cost, and delivery requirements, as well as manufacturing process terms, such as continuity of supply, inventory management, capacity flexibility, quality and cost management, oversight of manufacturing, and conditions for the use of our intellectual property.
Our manufacturing organization procures components and schedules production based on the backlog of customer orders. Installation of equipment and software typically occurs anywhere between two weeks and twelve months after the initial order is received, depending upon the customer’s particular needs. We utilize our backlog to efficiently manage our installation, procurement, and production activities that helps to improve inventory turns, reduce inventory scrap, and manage shipping costs. Shipment of consumables typically occurs between one and four weeks after an order is received.
Competition
The markets in which we operate are intensely competitive. We compete directly with a number of companies in the medication management automation solutions market, as well as the medication adherence solutions market, on the basis of many factors, including price, quality, customer outcome and cost of operation, innovation, product features and capabilities, installation and service, reputation and brand recognition, size of installed base, range of solutions, distribution, and promotion. We expect continued and increased competition from current and future competitors in the markets in which we operate, and are affected by evolving and new technologies, changes in industry standards, and dynamic customer requirements.
Furthermore, the healthcare industry has experienced a significant degree of consolidation. This consolidation may require us to adapt how we market, sell, or distribute our products. Similarly, healthcare providers have consolidated to create larger healthcare delivery organizations in order to achieve economies of scale and/or greater market power. As market demands, government regulations, and societal pressures continue to cause the healthcare industry to evolve, it could result in further business consolidations and alliances among the industry participants with whom we engage and compete.
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
We pursue patent protection in the United States and foreign jurisdictions for technology that we believe to be proprietary and that offers a potential competitive advantage for our products. Our issued patents expire on various dates between 2022 and 2040. We intend to seek and obtain additional United States and foreign patents on our technology.
All of our product software is subject to copyright protection under applicable United States and foreign copyright laws. We have also obtained United States and, for certain trademarks, foreign registrations of various trademarks, and we intend to seek and obtain additional registrations of our trademarks in the United States and foreign jurisdictions.
Trade secrets and other confidential information are also important to our business. We protect our trade secrets through a combination of contractual restrictions and confidentiality and licensing agreements.
Research and Development
Our research and development efforts begin with customer collaboration. The insight that we gain through this collaboration helps us to develop solutions to address the unmet needs and challenges faced by our customers. We continue to make significant investments in the industry vision of the Autonomous Pharmacy, in particular, on our cloud-based platform and in the migration of our customers from an on-premise infrastructure to our cloud-based platform. We are also investing in the further development of technology-enabled software and services including further enhancements to our Advanced Services offerings, as well as continuing to build software that is designed to enable scaling of our current service offerings. In addition, our robotic automation capabilities continue to evolve, while we work to further enhance new-to-market solutions, as well as new solutions currently in development. We have also begun work on longer-term solutions that we believe will benefit our cloud platform offerings. We also continue to enhance the other elements of our product and service portfolio. The results of our research and development efforts will further drive the advancement of our cloud-based offerings and amplify the industry vision of the Autonomous Pharmacy.
Business under Government Contracts
A number of our U.S. government-owned or government-run hospital customers have signed five-year leases, with payment terms that are subject to one-year government budget funding cycles. Failure of any of our U.S. government customers to receive their annual funding could impair our ability to sell to these customers, or to collect payments on our existing unsold leases. Effective September 2021, the U.S. government mandated changes in its Federal Supply Services contract that has resulted in our determination not to enter into future leases with U.S. government customers. Our existing leases with U.S. government customers are unaffected by this change. As such, our volume of U.S. government customer leases will likely decline over time and cease in the future. For additional information regarding these leases, see the risk factor captioned “Our U.S. government lease agreements are subject to annual budget funding cycles and mandated changes, which may affect our ability to enter into such leases or to recognize revenues, and sell receivables based on these leases,” under Item 1A “Risk Factors”.
Financing Practices Relating to Working Capital
We assist healthcare facilities in financing their cash outlay requirements for the purchase of our systems by offering multi-year, non-cancelable lease payment terms. We typically sell the majority of our multi-year lease receivables to third-party leasing finance companies, although our ability to sell these receivables may be influenced by the perception of our customers’ ability to pay, or other restrictions, which may be influenced by factors outside of our control. For additional information regarding these financing activities, refer to Note 1, Organization and Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.
Product Backlog
Product backlog is the dollar amount of medication management solutions and adherence tools for which we have product bookings from our customers and have not yet recognized as revenue. A majority of our connected devices and software license products are installable and recognized as revenues within twelve months of booking, while revenues from SaaS solutions are recorded over the contractual term. Due to industry practice that allows customers to change order configurations with limited advance notice prior to shipment and occasional customer changes in installation schedules, we do not believe that backlog as of any particular date is necessarily indicative of future sales. However, we do believe that backlog is an indication of a customer’s willingness to install our solutions. Our product backlog was $1.25 billion and $924 million as of December 31, 2021 and 2020, respectively. We consider backlog that is expected to be converted to revenues in more than twelve months to be long-term backlog. The long-term portion of the product backlog was $439 million and $307 million as of December 31, 2021 and 2020, respectively.
Environmental, Social, and Governance (“ESG”) Initiatives
We view Omnicell as a company with a social mission: Our focus on reinventing the pharmacy care delivery model is designed to dramatically improve health outcomes and lower healthcare costs. Our teams are motivated by knowing that our work to improve medication management has a tangible, real-world impact on healthcare workers, patients, and communities.
We recognize that we are accountable not only to our customers and shareholders, but also to the global community. In April 2021, we published our Corporate Responsibility Report, which outlines our approach to corporate responsibility and describes our contributions to achieve a more sustainable future. We define corporate responsibility through four strategic pillars – Innovation, Environmental, Social, and Governance. We are focused on innovating to drive sustainability across our business by adhering to internationally-recognized Organisation for Economic Co-operation and Development guidance for the responsible sourcing of raw materials, and through elevating our diversity and inclusion initiatives.
Furthermore, there are evolving and increasing expectations from regulators, customers, investors, and employees with respect to reducing and limiting greenhouse gas (“GHG”) emissions, without a clear and consistent framework in which to operate globally. The enhanced stakeholder focus on matters relating to ESG activities requires deliberate, conscientious efforts to affect change while the reporting frameworks are still being developed. We are carefully studying ways we can contribute to the reduction in GHG emissions, as well as enhance our Social and Governance initiatives, taking cues from our stakeholders and internal assessments and direction from the Governance Committee of Omnicell’s Board of Directors. As an organization, we have adopted a risk-management approach to assessing and reducing the impact of climate change on our operations. We continually work to innovate and improve our business practices in an effort to ensure the greatest positive impact as we continue to do things in “A Better Way.”
More information on our ESG initiatives and a copy of our Corporate Responsibility Report are available on our corporate website, www.omnicell.com, under the “About Us―Corporate Responsibility” tab.
Human Capital Management
As of December 31, 2021, we had approximately 3,800 employees worldwide (with approximately 3,351 located in either the United States or Canada), excluding individuals who are classified as temporary or contractors, an increase of approximately 940 employees since December 31, 2020. This increase reflects our efforts to grow Omnicell’s operations, including through the impact of incremental headcount in connection with recent acquisitions, while continuing to drive profitability and optimizing resource allocation. We regularly conduct employee engagement surveys, most recently via the Glint platform. Through continued investment in talent processes and acting on employee feedback, we have achieved an overall employee satisfaction score of 74, which is consistent with the average score of similarly-sized companies identified by Glint that use the Glint platform. We believe this reflects our positive employee relations and that Omnicell is viewed by our employees as a good place to work.
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
•Our performance review process enables our talent to reach their optimum levels of contribution to Omnicell’s business strategies and supports our pay-for-performance philosophy.
Health and Wellness
We offer a comprehensive wellness program designed to promote a healthy lifestyle, including exercise challenges, on-site gym facilities, virtual workouts, and health coaching. In addition to making physical health a priority, we offer mental health counseling and resources, financial coaching, and Teladoc Health services (i.e., telephone health services).
Employee Development
•Our Employee & Organizational Development function plays a strategic role in helping us attract, develop, and retain talent. We strive to develop career growth opportunities while delivering consistent learning experiences irrespective of role, function, or location.
•We invest in our employees’ learning through robust training programs including Omnicell University, which provides our Core Values in Action training series, our Leadership in Action training series, and our New Employee Orientation program. All employees also have access to LinkedIn Learning for their “on-demand” learning needs.
•Our People Manager Leadership in Action series creates one unique global Omnicell approach to talent development. It is designed to enable our organizational transformation by aligning how we lead across all levels.
Recruiting & Retention
•Our Talent Acquisition team has recently increased its focus on digital recruiting, social media outlets, and university partnerships to expand Omnicell’s employer brand and reach the evolving talent pool to enhance our ability to hire the right talent to drive the organization forward.
•In 2022, we plan to add a new applicant tracking system and best-in-class talent experience platform to enhance recruiting efforts. The combination of the two are intended increase recruiter efficiency, enable faster and better decisions, save time for value-added work, improve ease of job posting, and in turn, reduce cost per hire and increase quality of hire.
Diversity, Equity, and Inclusion
“Relationships Matter” is one of our core values and that means we are people who care. We value the whole person, not just the work person. At Omnicell, we have always prohibited discrimination on the basis of any protected characteristic and make employment decisions on the basis of merit. We strive to create and maintain a positive, supportive, inclusive, and diverse work environment. Our different backgrounds, education, cultures, and experiences all contribute to the advancement of our business.
We realize we have an opportunity to take more action and that our journey to improve diversity, equity, and inclusion (“DEI”) at Omnicell will continue to evolve. With a continued commitment to DEI, we plan to hire a leader of Inclusion and Belonging with responsibility to design, support, and implement Omnicell’s DEI strategy. We remain focused on understanding how our related data is critical to our success and committed to identifying DEI gaps within the organization and intend to create additional goals that drive and improve overall outcomes.
Available Information
We file reports and other information with, and furnish reports and other information to, the United States Securities and Exchange Commission (“SEC”) including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and Proxy or Information Statements. Those reports and statements as well as all amendments to those documents filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available: (1) at the SEC’s Internet site (www.sec.gov) and (2) free of charge through our investor relations website, under the heading “Financials,” as soon as reasonably practicable after electronic filing with, or furnishing to, the SEC. Our website address is www.omnicell.com and our investor relations website is located at ir.omnicell.com.
Information About Our Executive Officers
The following table sets forth certain information about our executive officers as of the date of this Annual Report on Form 10-K:

Name	Age	Position
Randall A. Lipps	64	President, Chief Executive Officer, and Chairman of the Board of Directors
Dan S. Johnston	58	Executive Vice President and Chief Legal and Administrative Officer
Peter J. Kuipers	50	Executive Vice President and Chief Financial Officer
Christine Mellon	59	Executive Vice President and Chief People Officer
Scott P. Seidelmann	46	Executive Vice President and Chief Commercial Officer
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
Christine Mellon joined Omnicell in February 2021 as Executive Vice President and Chief People Officer. Prior to joining Omnicell she was Chief Human Resources Officer of CSG International, Inc., a software company, from July 2016 to January 2021. From June 2013 to June 2016, Ms. Mellon served as Vice President, Human Capital Management with Oracle Corporation, a leading global information technology company. Prior to Oracle Corporation, Ms. Mellon served in HR leadership roles for EchoStar Corporation, Aepona Limited, and Cigna Corporation. Ms. Mellon received a B.A. in Psychology from Villanova University.
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
ITEM 1A.    RISK FACTORS
Summary of Risk Factors
An investment in our company involves various risks. The following is a summary of these risks, but does not address all of the risks that we face. Additional discussion of the risks that we face can be found following this summary and should be carefully considered together with all of the other information appearing in this Annual Report on Form 10-K.
Risk Factors Related to our Business and Industry
•COVID-19 Risks. The impact of the COVID-19 pandemic could continue to adversely affect our workforce and operations, as well as those of our customers and suppliers.
•Technology Risks. We may be unable to develop new solutions or enhance existing solutions to react to changes in technology and customer requirements in a timely and cost-effective manner.
•Market Risks. We are subject to continued and increased competition from current and future competitors in the medication management automation solutions market and the medication adherence solutions market, including price competition, industry and competitor consolidation, competitor brand recognition, and in relationships with our suppliers and current and potential customers.
•Economic Conditions and Demand Risks. Weak economic conditions may adversely impact our business, as well as any reduction in demand for or adoption of Omnicell’s medication management solutions, medication packaging systems, or related services.
•Debt Risks. We have substantial debt, which could impair our financial flexibility and access to capital, and are subject to covenants in our A&R Credit Agreement (as defined below) that restrict our business and operations.
•Strategic Risks. Our investments in new business strategies or initiatives, including our transition to selling more products and services on a subscription basis, are inherently risky and may not be successful. In addition, we may be unable to realize the potential benefits of our acquired businesses, including the 340B Link business of Pharmaceutical Strategies Group, LLC (the “340B Link Business”), RxInnovation Inc., operating as FDS Amplicare (“FDS Amplicare”), ReCept Holdings, Inc. (“ReCept”), and MarkeTouch Media, LLC (“MarkeTouch Media”) and risks related to investments in new business strategies and initiatives could disrupt ongoing business and present risks not originally contemplated.
•Legal, Regulatory, and Healthcare Industry Risks. Government regulations, legislative changes, fraud and anti-kickback statues, products liability claims, the outcome of legal proceedings, and other legal obligations related to healthcare, privacy, data protection, and information security, and the costs of compliance with, and potential liability associated with, our actual or perceived failure to comply with such obligations could adversely impact our business and results of operations.
•Data Security Risks. A significant disruption in our information technology systems, breaches of data security or cyber-attacks on our systems or solutions could adversely impact our business and results of operations.
•International Operations Risks. Our operations in foreign countries expose us to additional risks, including distribution, management, and systems integration issues, reduced intellectual property protections, adverse changes in international laws, fluctuations in currency exchange rates, political unrest, and pandemics or other major public health crises.
•Workforce Risks. We may be unable to recruit and retain skilled and motivated personnel.
•Intellectual Property Risks. Any failure to protect our intellectual property rights could negatively affect our ability to compete.
•Institutional, Retail and Specialty Pharmacy Risks. We may fail to meet the demands of, or maintain relationships with, our institutional and retail pharmacy customers.
•Materials Risks. We use raw materials and components that may be subject to price fluctuations, shortages, or interruptions of supply.

•Suppliers/Third-Party Vendors Risks. We may be unable to obtain an adequate supply of components, equipment, and raw materials on a timely basis. We depend on technologies provided by third-party vendors.
Risks Related to Ownership of Our Common Stock
•The market price of our common stock may be volatile and the anti-takeover provisions of Delaware law and in our governing documents may make a change in control of our Company more difficult, even if a change in control would be beneficial to our stockholders.
Risks Related to Our Notes
•Any conversion of our Notes may dilute the ownership interest of our stockholders, depress the price of our common stock or, if the conditional conversion feature of the Notes is triggered, adversely affect our financial condition and operating results. Also, our convertible note hedge transactions may decrease the value of our common stock.
General Risks
•We may be subject to adverse consequences related to tax rates and changes in tax legislation, catastrophic events, and any failure to maintain effective internal control over financial reporting.
Risk Factors
We have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations. Our business faces significant risks and the risks described below may not be the only risks we face. Additional risks not presently known to us or that we currently believe are not material may also significantly impair our business operations. If any of these risks occur, our business, results of operations, or financial condition could suffer and the market price of our common stock could decline.
In assessing these risks, you should also refer to other information contained in this annual report on Form 10-K, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related Notes.
Risk Factors Related to our Business and Industry
We face risks related to adverse public health epidemics, including the ongoing global COVID-19 pandemic (including new variants of the virus), which could continue to adversely affect our business, financial condition, and results of operations.
The continued spread of COVID-19 (including new variants of the virus), concerns over the pandemic, and related containment measures have adversely impacted our workforce and operations, as well as those of our customers and suppliers, and could continue to adversely affect our business, financial condition, and results of operations.
Continued disruption to our suppliers as a result of the COVID-19 pandemic and associated containment measures could significantly disrupt our supply chain, increase our procurement costs, and impact our ability to manufacture our products, which would negatively impact our sales and operating results. As a result of disruptions in the supply chain, we are experiencing the impact of price inflation, primarily due to semiconductor and other component costs and, to a lesser extent, freight and raw materials.
If significant or critical portions of our workforce are unable to work effectively as a result of the COVID-19 pandemic, including because of illness, quarantines, facility closures, ineffective remote work arrangements, or technology failures or limitations, our operations would be materially adversely impacted. In addition, if our customers are required to reinstate or implement new restrictions on in-person interaction, whether occasioned by government orders or internal policy changes regarding social distancing and group activity, the ability to install and implement our hardware or software may be impeded, which may have a material impact on our business.
Demand for our solutions, many of which involve a significant initial financial commitment from our customers, is largely dependent on our customers’ financial strength and capital and operating budgets. As a result of the pandemic, health systems have faced financial and operational pressures which we believe led our customers to delay or defer purchasing decisions and/or installations of our solutions during the first half of 2020. Beginning in the third quarter of 2020, we began to see our customers returning to pre-pandemic purchasing patterns consistent with long-term strategic investments and this trend has continued through 2021. However, as the COVID-19 pandemic continues to evolve, any future decisions by our customers to cancel, defer, or delay capital expenditure projects, generally reduced capital expenditures by healthcare facilities, and financial losses sustained by health systems as a result of the COVID-19 pandemic could, again, decrease demand for our products and related services, resulting in decreased revenue and lower revenue growth rates, which would adversely affect our operating results—perhaps materially.
Furthermore, the COVID-19 pandemic has significantly increased economic and demand uncertainty and has led to disruption and volatility in the global capital markets, which could increase the cost of capital and adversely impact access to capital not only for us, but also for our customers and suppliers. Weak economic conditions and inability to access capital in a timely manner, or at all, could reduce our customers’ demand for our products and services, which would adversely affect our operating results—perhaps materially. Similarly, in the event our access to the capital markets is constrained, our cost of borrowing could increase or we may be unable to obtain new or additional financing or re-financing in the future, either of which could have a material effect on our operations.
The COVID-19 pandemic continues to rapidly evolve, and the full extent to which COVID-19 (including new variants of the virus) will continue to impact our business, results of operations, and financial position will depend on future developments, which remain highly uncertain and cannot be predicted with confidence, such as the severity, resurgences, and duration of outbreaks, travel restrictions, business closures or disruptions, and the effectiveness of actions taken to contain and treat the disease. While certain COVID-19 vaccinations (including booster vaccinations) have now been approved and are being distributed globally, we are unable to predict the duration of the pandemic and when economic activity and business operations will normalize.
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
Customer demand for our products is significantly linked to the strength of the economy. If decreases in demand for capital equipment caused by weak economic conditions and decreased corporate and government spending, any effects of fiscal budget balancing at the federal level or proposed legislative changes, deferrals or delays of capital equipment projects, longer timeframes for capital equipment purchasing decisions, or generally reduced expenditures for capital solutions occur, we will experience decreased revenues and lower revenue growth rates, and our operating results could be materially and adversely affected.
We may fail to develop new solutions or enhance existing solutions to react to changes in technology and customer requirements in a timely and cost-effective manner, or our new or enhanced solutions may not achieve market acceptance.
We must develop new products and services or enhance existing products to react to evolving technologies and industry standards, and meet changing demands of our customers. This process can be time-consuming, costly, and complex, and usually requires us to accurately anticipate technological innovations and market trends. Our ability to fund product development and enhancements partially depends on our ability to generate revenues from our existing products. If we inaccurately anticipate technological innovations or market trends or fail to generate sufficient revenue to develop new products or enhance existing products, our ability to generate future revenues or revenue growth may be negatively impacted, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
New product and service developments or enhancements, may be delayed, have technical problems (including software defects or errors), fail to meet customer or market specifications, not be competitive with other products using alternative technologies that offer comparable performance and functionality, or not be accepted in new or existing markets, which, in any case, could damage our reputation or otherwise harm our business, financial condition, and results of operations.
Our ability to execute successfully on the industry vision of the Autonomous Pharmacy depends on our ability to continue to develop and introduce new products and services or product and service enhancements, and integrate new products and services with existing offerings, in furtherance of this vision in a timely manner and on a cost-effective basis. If we fail to do so, we may be unable to achieve the industry vision of the Autonomous Pharmacy, we may not realize the anticipated benefits of our investments in support of this vision, and this could have a material adverse effect on our business, financial condition, and results of operations.

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
•our industry has recently experienced a significant degree of consolidation which could lead to competitors developing new business models that require us to adapt how we market, sell, or distribute our products or could also lead to competitors with greater economies of scale that have lower cost of operations allowing them to sell their products and services at a lower cost;
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
If we fail to compete successfully against current or future competitors, it could materially adversely affect our business, financial condition, results of operations, and cash flows.
Any reduction in the demand for or adoption of our medication management solutions, medication packaging systems, or related services would reduce our revenues.
A significant portion of domestic and international healthcare facilities still use traditional approaches to medication and/or supply management in some form that do not include fully-automated methods of medication management. As a result, we must continuously educate existing and prospective customers about the potential advantages of our medication management solutions and medication packaging systems, which requires significant sales efforts and can cause longer sales cycles. Despite our significant efforts and extensive time commitments in sales to healthcare facilities, we cannot be assured that our efforts will result in sales to these customers.
In addition, our medication management solutions and our more complex automated packaging systems typically represent a sizable initial capital expenditure for healthcare organizations. Changes in the budgets of these organizations and the timing of spending under these budgets can have a significant effect on the demand for our medication management solutions, medication packaging systems, and related services. These budgets are often supported by cash flows that can be negatively affected by declining investment income and influenced by limited resources, increased operational and financing costs, macroeconomic conditions, and conflicting spending priorities among different departments. Any decrease in expenditures or change in spending priorities by healthcare facilities or increased financing costs (including as a result of the impacts of public health crises such as the ongoing COVID-19 pandemic) could decrease demand for our medication management solutions, medication packaging systems, and related services, and reduce our revenues.
Also, the continuing gradual transition to a value-based care healthcare delivery model could shift more of the burden for financial risk onto healthcare provider organizations and could decrease utilization of healthcare per patient. Value-based care could also cause a shift in sites of care from traditional venues, such as hospitals and clinics, to the home, and could impact our revenues.

We have incurred substantial debt, which could impair our flexibility and access to capital and adversely affect our financial position.
On November 15, 2019, we refinanced our existing senior secured credit facility pursuant to an amended and restated agreement with certain lenders, and Wells Fargo Bank, National Association, as administrative agent (as amended, the “A&R Credit Agreement”). The A&R Credit Agreement provides for a five-year revolving credit facility of $500.0 million and an uncommitted incremental loan facility of up to $250.0 million. As of December 31, 2021, there were no outstanding balances under the A&R Credit Agreement.
In addition, on September 25, 2020, we issued $575.0 million aggregate principal amount of 0.25% Convertible Senior Notes due 2025 (the “Notes”), pursuant to an indenture, dated September 25, 2020 (the “Indenture”), between us and U.S. Bank National Association, as trustee. We used a portion of the proceeds from the issuance of the Notes to repay all outstanding borrowings under the revolving credit facility at the time.
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
Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness, including the Notes, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not continue to, and we cannot provide assurance that our business will, generate cash flow from operations in the future sufficient to fund our cash requirements, service our debt or make necessary capital expenditures. Our failure to generate sufficient cash flow to pay our debts could have a material adverse effect on our business. In addition, if we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as borrowing more money, selling assets, restructuring debt, or obtaining additional equity capital on terms that may be onerous or highly dilutive. Any of these actions still may not be sufficient to allow us to service our debt obligations or may otherwise have an adverse effect on our business.
Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or to do so on desirable terms, which could result in a default on our debt obligations. In addition, as more fully described below in the risk factor captioned “Covenants in our A&R Credit Agreement restrict our business and operations in many ways, and if we do not effectively manage our compliance with these covenants, our financial conditions and results of operations could be adversely affected,” the A&R Credit Agreement includes customary restrictive covenants that impose operating and financial restrictions on us.
In addition, borrowings under the A&R Credit Agreement currently bear interest based on the London Interbank Offered Rate (“LIBOR”), however as of December 31, 2021, LIBOR has started being phased out, and LIBOR is expected to be entirely discontinued on June 30, 2023. The phasing out or discontinuance of LIBOR and other pressures may cause LIBOR to disappear entirely or to perform differently than in the past. In addition, the A&R Credit Agreement provide that upon the occurrence of certain triggering events relating to the end of LIBOR, we and the administrative agent will select a different benchmark rate to replace LIBOR. The consequences of these developments cannot be entirely predicted, but changes in, or the inability to agree on, an alternative rate or benchmark could result in an increase in the cost of borrowings under the A&R Credit Agreement and other financial contracts that we may enter into that are currently indexed to LIBOR.
The transition to selling more products which include a software as a service or solution as a service subscription presents a number of risks.
We currently offer our IV compounding robots, PakPlus-Rx service, and XR2 Automated Central Pharmacy System together with personnel to operate the equipment and expert services to optimize utilization through subscription agreements. We also offer Omnicell One, EnlivenHealth Patient Engagement, 340B, FDS Amplicare, and certain other products and solutions as a subscription and/or service. As we continue to execute on the industry vision of the Autonomous Pharmacy and grow subscription and cloud-based offerings, we may offer additional products and services on a subscription basis. The transition to selling more products and services on a subscription basis presents a number of risks. The shift requires an investment of technical, financial, compliance, and sales resources, and we cannot guarantee that we will recoup the costs of such investments, or that these investments will improve our long-term growth and results of operations. If adoption of subscription solutions takes place faster than anticipated, the shift to subscription revenues will change the timing of revenue recognition and we may experience a temporary reduction of revenues and revenue growth rate. In addition, our cash flows may be impacted by the timing of invoicing of our subscription solutions. If any of our subscription solutions do not substantially meet customer requirements, contracts may be modified, causing a decline in revenue. Customers may elect not to renew their subscriptions upon expiration, or they may attempt to renegotiate pricing or other contractual terms at or prior to renewal on terms that are less favorable to us. In addition, since revenues are generally recognized over the term of the subscription, any decrease in customer purchases of our subscription-based products and services will not be fully reflected in our operating results until future periods, which may result in inflated revenue growth rates that do not reflect such decreases initially. Similarly, any additional subscription sales would not be fully reflected in our operating results until future periods.
Delays in installations of our medication management solutions or our more complex medication packaging systems could harm our competitive position, results of operations, and financial condition.
The purchase of our medication management solutions or our more complex medication packaging systems is often part of a customer’s larger initiative to re-engineer its pharmacy and their distribution and materials management systems. The purchase of our systems often entails larger strategic purchases by customers that generally require more complex and stringent contractual requirements, involve a significant commitment of management attention and resources by prospective customers, and require the input and approval of many decision-makers. In addition, new product announcements can cause a delay in our customers’ decisions to purchase our products or convert pending orders for our older products to those of our newer products. For these and other reasons, the sales cycle associated with sales of our systems is often lengthy and subject to a number of delays over which we have little or no control. A delay in, or loss of, sales of these systems (including as a result of the impacts of public health crises such as the ongoing COVID-19 pandemic) could have an adverse effect upon our operating results and could harm our business.
In addition, and in part as a result of the complexities inherent in larger transactions, the time between the purchase and installation of our systems can generally range from two weeks to one year. Delays in installation can occur for reasons that are often outside of our control. We have also experienced fluctuations in our customer and transaction size mix, which makes our ability to forecast our product bookings more difficult. Because we recognize revenues for our medication management solutions and our more complex medication packaging systems only upon installation at a customer’s site, any delay in installation (including as a result of the impacts of public health crises such as the ongoing COVID-19 pandemic) will also cause a delay in the recognition of the revenues for those systems.
We are subject to laws, regulations, and other legal obligations related to privacy, data protection, and information security, and the costs of compliance with, and potential liability associated with, our actual or perceived failure to comply with such obligations could harm our business.
We receive, store, and process personal information and other data from and about customers, in addition to our employees and services providers. In addition, our customers use our solutions to obtain and store personal information, including personal health information. For example, our customers use our EnlivenHealth Patient Engagement platform to guide and track patient notes, interventions, and appointments, which involves the collection of personal health information of patients. Our handling of data is subject to a variety of laws and regulations by state, local, and foreign agencies, as well as contractual obligations and industry standards. Regulatory focus on data privacy and security concerns continues to increase globally, and laws and regulations concerning the collection, use, and disclosure of personal information are expanding and becoming more complex. In the United States, these include federal health information privacy laws (such as the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), discussed below), security breach notification laws, and consumer protection laws, as well as state laws addressing privacy and data security (such as the California Consumer Privacy Act of 2018 (“CCPA”) and the California Privacy Rights Act of 2020 (“CPRA”)).
While HIPAA does not create a private right of action, its standards have been used as the basis for civil suits and HIPAA is enforced by the Department of Health and Human Services Office for Civil Rights (“OCR”), which can bring actions against entities for noncompliance, including for failures to implement security measures sufficient to reduce risks to electronic protected health information or to conduct an accurate and thorough risk analysis, among other violations. HIPAA enforcement actions may lead to monetary penalties and costly and burdensome corrective action plans. We are also required to report known breaches of protected health information consistent with applicable breach reporting requirements set forth in applicable laws and regulations. Finally, on December 10, 2020, OCR issued proposed revisions to the Privacy Rule aimed at reducing regulatory burdens that may exist in discouraging coordination of care and patient access to their health information, among other changes. While a final rule has not yet been issued, if adopted, these proposed changes may require us to update our HIPAA policies and procedures to comply with the new requirements. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches which is expected to increase data breach litigation. Additionally, the CPRA, which goes into effect in January 2023, and imposes additional data protection obligations on companies doing business in California, created a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. Additional compliance investment and potential business process changes may be required. Laws similar to those in California have passed in Virginia and Colorado, and have been proposed in other states and at the federal level that may ultimately have conflicting requirements that would further complicate compliance. Furthermore, new health information standards, whether implemented pursuant to HIPAA, the HITECH Act, congressional action or otherwise could have a significant effect on the manner in which we handle health-related information, and the cost of complying with these standards could be significant. If we do not comply with existing or new laws and regulations related to patient health information, we could be subject to criminal or civil sanctions.
Internationally, various foreign jurisdictions in which we operate have established, or are developing, their own data privacy and security legal frameworks with which we or our customers must comply. In certain cases, these international laws and regulations are more restrictive than many regulations in the United States. For example, within the European Union, the General Data Protection Regulation (“EU GDPR”) grants individuals various data protection rights (e.g., the right to erasure of personal data) and imposes stringent data protection requirements on U.S.-based companies, such as ours, which fall within its scope, including inter alia: (i) accountability and transparency requirements; (ii) obligations to consider data protection as any new products or services are developed and to limit the amount of personal data processed; and (iii) obligations to report certain personal data breaches to the supervisory authority without undue delay (and no later than 72 hours where feasible). In addition, the EU GDPR prohibits the transfer of personal data from the EEA to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws unless a data transfer mechanism has been put in place. In July 2020, the Court of Justice of the European Union limited how organizations could lawfully transfer personal data from the EEA to the United States by invalidating the EU-US Privacy Shield for purposes of international transfers and imposed further restrictions on use of standard contractual clauses (“SCCs”) (i.e., an EU-style data transfer agreement), including a requirement for companies to carry out a transfer privacy impact assessment, which among other things, assesses laws governing access to personal data in the recipient country and considers whether supplementary measures that provide privacy protections additional to those provided under SCCs will need to be implemented to ensure an essentially equivalent level of data protection to that afforded in the EEA. Moreover, new versions of the SCCs (new “EU SCCs”) have recently been published requiring additional compliance and implementation efforts.
Administrative fines for non-compliance with the EU GDPR can be significant and can amount to fines of up to the greater of €20.0 million or 4% of global annual revenues. The EU GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the EU GDPR.
Relatedly, following the United Kingdom’s withdrawal from the EU (i.e., “Brexit”), the EU GDPR has been implemented in the United Kingdom (as the “UK GDPR”). The UK GDPR site alongside the UK Data Protection Act 2018 which implements certain derogations in the EU GDPR into UK law. The requirements of the UK GDPR are (at this time) largely aligned with those under the EU GDPR and as such, may lead to similar compliance and operational costs with potential fines for non-compliance of up to £17.5 million or 4% of annual worldwide turnover. As a result, we are potentially exposed to two parallel data protection regimes, each of which authorizes fines and the potential for divergent enforcement actions. It should also be noted that the new EU SCCs do not automatically apply in the UK since Brexit, and the UK Government has not yet formally acknowledged the new EU SCCs, (i.e., as a valid data transfer mechanism under the UK GDPR). Indeed, on August 11, 2021, the UK Information Commissioner’s Office launched a public consultation on its draft international data transfer agreement and guidance. This included the publication of a draft UK addendum that can be used with the new EU SCCs – however, this is not (at this time) finalized and as such, for the time being transfers from the UK to a third country should continue to be made in reliance on the “old” SCCs.
In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards that may legally or contractually apply to us, and other regulatory protections may lose their applicability to our business as regulations and legal proceedings continue to evolve globally. We also expect that there will continue to be new proposed laws, regulations, and industry standards relating to privacy, data protection, and information security, including in the United Kingdom (see above), where we have business operations. We cannot predict the scope of any such future laws, regulations, and standards that may be applicable to us, or how courts, agencies, or data protection authorities might interpret current ones. It is possible that these laws and other obligations may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the functionality of our solutions.
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
We rely on information technology (“IT”) systems to keep financial records and corporate records, communicate with staff and external parties, and operate other critical functions, including sales and manufacturing processes. As our business needs change, we may need to expand or update our IT systems. We also utilize third-party cloud services in connection with our operations, which also may need to be expanded or updated as our business needs change. Our IT systems and third-party cloud services are potentially vulnerable to disruption due to breakdown, malicious intrusion and computer viruses, public health crises such as the ongoing COVID-19 pandemic, other catastrophic events or environmental impact, as well as due to system upgrades and/or new system implementations. Our systems may also experience vulnerabilities from third-party or open source software code that may be incorporated into our own or our vendors’ systems. Any prolonged system disruption in our IT systems or third-party services could negatively impact the coordination of our sales, planning, and manufacturing activities, which could harm our business. In addition, in order to maximize our information technology efficiency, we have physically consolidated our primary corporate data and computer operations. This concentration, however, exposes us to a greater risk of disruption to our internal IT systems. Although we maintain offsite back-ups of our data, a disruption of operations at our facilities could materially disrupt our business if we are not capable of restoring function within an acceptable time frame.
Our IT systems and third-party cloud services are potentially vulnerable to cyber-attacks, including ransomware, or other data security incidents, by employees or others, which may expose sensitive data to unauthorized persons. Such data security incidents could lead to the loss of trade secrets or other intellectual property, or to the public exposure of sensitive and confidential information of our employees, customers, suppliers, and others, any of which could have a material adverse effect on our business, financial condition, and results of operations. Moreover, a security breach or privacy violation that leads to disclosure or modification of, or prevents access to, patient information, including personally identifiable information or protected health information, could harm our reputation, result in litigation, compel us to comply with federal and/or state breach notification laws, subject us to mandatory corrective action, require us to verify the correctness of database contents, and otherwise subject us to liability under laws and regulations that protect personal data, resulting in increased costs or loss of revenues. See, “We are subject to laws, regulations, and other legal obligations related to privacy, data protection, and information security, and the costs of compliance with, and potential liability associated with, our actual or perceived failure to comply with such obligations could harm our business” for additional information.
In addition, we sell certain solutions that receive, store, and process our customers’ data. For example, our Omnicell One solution combines a cloud-based predictive intelligence platform with expert services designed to monitor pharmacy operations and recommend opportunities to help improve efficiency, regulatory compliance, and patient outcomes. As another example, our EnlivenHealth Patient Engagement platform is a private cloud-based solution that supports improving patient adherence goals through a single web-based platform that hosts functionality to guide and track patient notes, interventions, and appointments. An effective attack on our solutions could disrupt the proper functioning of our solutions, allow unauthorized access to sensitive and confidential information of our customers (including protected health information), and disrupt our customers’ operations. In addition to the risks and impacts noted above, any of these events could cause our solutions to be perceived as having security vulnerabilities and reduce demand for our solutions, which could have a material adverse effect on our business, financial condition, and results of operations. These risks are likely to increase as we continue to grow our cloud-based offerings, including in support of the industry vision of the Autonomous Pharmacy, and as we receive, store, and process more of our customers’ data.
While we have implemented a number of security measures designed to protect our systems and data, including firewalls, antivirus and malware detection tools, patches, log monitors, routine back-ups, system audits, routine password modifications, and disaster recovery procedures, and have designed certain security features into our solutions, we and our third party service providers regularly defend against and respond to data security incidents and such measures may not be adequate or implemented properly to prevent or fully address the adverse effect of such events. In some cases we may be unaware of an incident or its magnitude and effects as breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm. In addition, while we possess insurance that currently includes coverage for cyber-attacks, we have seen a trend where the amount of coverage being offered by insurance providers for such cyber-attacks is decreasing while the cost of obtaining such coverage is increasing. If this trend continues the insurance coverage we possess may not be adequate or the cost to obtain such coverage may become prohibitive.
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
Any failure to prevent such security breaches or privacy violations, or implement satisfactory remedial measures, could require us to expend significant resources to remediate any damage, disrupt our operations or the operations of our customers, damage our reputation, damage our relationships with our customers, or expose us to a risk of financial loss, litigation, regulatory penalties, contractual indemnification obligations, or other liability.
We may fail to realize the potential benefits of acquired businesses, including the 340B Link Business, FDS Amplicare, ReCept, and MarkeTouch Media, which could negatively affect our business, financial condition, and operating results.
We have in the past acquired businesses, and expect to continue to seek to acquire businesses, technologies, or products in the future. For example, we acquired the 340B Link Business in October 2020, FDS Amplicare in September 2021 and ReCept and MarkeTouch Media, each in December 2021, respectively. We cannot provide assurance that any acquisition or future transaction we complete will result in long-term benefits to us or our stockholders, or that we will be able to effectively integrate or manage the acquired businesses, including the 340B Link Business, FDS Amplicare, ReCept or MarkeTouch Media.
These transactions may involve significant challenges, uncertainties, and risks, including:
•difficulties in combining previously separate businesses into a single unit and the complexity of managing a more dispersed organization as sites are acquired;
•difficulties in right-sizing organizations and gaining synergies across acquired operations;
•complying with regulatory requirements, such as those of the U.S. Food and Drug Administration (the “FDA”), the U.S. Drug Enforcement Administration (the “DEA”), or state boards of pharmacy, that we were not previously subject to;
•failure to understand and compete effectively in markets in which we have limited previous experience;
•substantial costs and diversion of management’s attention when evaluating and negotiating such transactions and then integrating an acquired business, including any unforeseen delays and expenditures that may result;
•discovery, after completion of the acquisition, of liabilities assumed in acquisitions that are broader in scope and magnitude or are more difficult to manage than originally assumed or identified;
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
If goodwill or other intangible assets that we recorded in connection with our prior acquisitions become impaired, we could be required to take significant charges against earnings.
In connection with the accounting for the Aesynt and Ateb acquisitions in 2016, the InPharmics acquisition in 2017, the 340B Link Business acquisition in October 2020, the FDS Amplicare acquisition in September 2021 and the ReCept and MarkeTouch Media acquisitions, each in December 2021, respectively, we recorded a significant amount of goodwill and other intangible assets. In addition, for our prior acquisitions of MTS Medication Technologies, Inc. (“MTS”), Avantec Healthcare Limited, and Mach4 Automatisierungstechnik GmbH, we continue to maintain a significant amount of goodwill and, with respect to MTS, we also continue to maintain a significant amount of other intangible assets. As of December 31, 2021, we had recorded approximately $1.015 billion net, in goodwill and intangible assets, in connection with past acquisitions. Under GAAP, we must assess, at least annually and potentially more frequently, whether the value of goodwill and other indefinite-lived intangible assets has been impaired. Intangible assets subject to amortization will be assessed for impairment in the event of an impairment indicator. Any reduction or impairment of the value of goodwill or other intangible assets will result in a charge against earnings, which could materially adversely affect our results of operations and shareholders’ equity in future periods.

The healthcare industry is subject to legislative and regulatory changes, as well as financial constraints and consolidation, which could adversely affect the demand for our products and services.
The healthcare industry has faced, and will likely continue to face, significant financial constraints. U.S. government legislation and program rulemaking may cause customers to postpone purchases of our products due to reductions in federal healthcare program reimbursement rates and/or needed changes to their operations in order to meet the requirements of legislation or in anticipation of future rulemaking. For example, the Budget Control Act of 2011, among other things, resulted in reductions in payments to Medicare providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect into 2031 unless additional Congressional action is taken, with the exception of a temporary suspension of the 2% cut in Medicare payments from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic. Additionally, the American Taxpayer Relief Act of 2012, among other things, reduced Centers for Medicare & Medicaid Services (“CMS”) payments to several types of providers, including hospitals, and increased the statute of limitations period for the government to recover Medicare overpayments to providers from three to five years. Our automation solutions often involve a significant financial commitment from our customers and, as a result, our ability to grow our business is largely dependent on our customers’ capital and operating budgets. To the extent current or proposed legislation and program rules promote spending on other initiatives or healthcare providers’ spending declines or increases more slowly than we anticipate, demand for our products and services could decline.
In addition, certain healthcare legislation and regulations may be challenged from time to time, in an effort to modify or repeal that legislation or those regulations. For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the “ACA,” which was passed in March 2010 and substantially changed the way healthcare is financed by both governmental and private insurers, has been subject to numerous judicial, legislative, and regulatory efforts to replace it or to alter its interpretation or implementation. Most recently, on June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the law. It is unclear how this decision, and other efforts to challenge, repeal, replace, or otherwise modify, or alter the implementation or interpretation of the ACA will affect our business, financial condition and results of operations.
We cannot predict the success of the Company with respect to any such challenges or the effect that subsequent changes or new resulting legislation or regulations would have on our business or the healthcare industry in general. Any future actions or developments could adversely impact the healthcare industry, including with respect to the cost of prescription drugs, regulation of pharmacy services, the administration of the federal 340B Drug Pricing Program, changes to pharmacy reimbursement rates, or the way we do business, which could have an adverse impact on our business.
Furthermore, healthcare providers have consolidated to create larger healthcare delivery organizations in order to achieve economies of scale and/or greater market power. If this consolidation continues, it would increase the size of certain target customers, which could increase the cost, effort, and difficulty in selling our products to such customers, or could cause our existing or potential customers to begin utilizing our competitors’ products if such customers are acquired by healthcare providers that prefer our competitors’ products to ours. In addition, the resulting organizations could have greater bargaining power, which may lead to price erosion. This consolidation could also result in new entrants in the markets in which we operate, which presents additional risk and could result in adverse impacts on our business, see “We operate in highly competitive markets, and we may be unable to compete successfully” above for additional information.
Government regulation of the healthcare industry could reduce demand for our products, or substantially increase the cost to produce our products.
The manufacture and sale of most of our current medication management solutions products are not directly regulated by the FDA or the DEA, although such products are used by other persons (our customers) whose pharmacy, dispensing, and compounding activities may be subject to regulation by those agencies and by state boards of pharmacy. We have both Class I and Class II products classified as medical devices, which are subject to FDA regulation and require compliance with the FDA Quality System Regulation as well as medical device reporting, including a sterile disposable product requiring FDA 510(k) review and clearance prior to market and distribution. Medical devices may also be subject to various other regulatory requirements, including as applicable, premarket clearance or approval, clinical trial requirements, establishment registration and device listing, complaint handling, notification and repair, replace, refund, mandatory recalls, unique device identifier (UDI) requirements, reports of removals and corrections, post-marketing surveillance, and device tracking. Additional products may be regulated in the future by the FDA, DEA, or other federal agencies due to future legislative and regulatory initiatives or reforms. In addition, certain provisions of the Federal Food, Drug and Cosmetic Act related to the handling, distribution and compounding of pharmaceuticals, govern all parts of the drug distribution chain, which our customers may be required to comply with and which may influence customer demand for our products. Direct regulation of our business and products by the FDA, DEA, or other federal agencies could substantially increase the cost to produce our products and increase the time required to bring those products to market, reduce the demand for our products, and reduce our revenues. In addition, our customers include healthcare providers and facilities subject to regulation by the DEA, pharmacies subject to regulation by the FDA and individual state boards of pharmacy and hospitals subject to accreditation by accrediting organizations approved by the CMS, such as the Joint Commission, and the rules, regulations, and standards of such regulators and accrediting organizations. Any failure of our customers to comply with the applicable rules, regulations, and standards could reduce demand for our products and harm our competitive position, results of operations, and financial condition. Finally, given our customers, products, and industry relationships, we may also be subject to rules, regulations, standards, and enforcement imposed by the U.S. Department of Health and Human Services (“HHS”), the U.S. Department of Justice, the HHS Office of Inspector General, CMS, and the Health Resources and Services Administration, among others.
While we have implemented a Privacy and Use of Information Policy and adhere to established privacy principles, use of customer information guidelines, and related federal and state statutes, we cannot assure you that we will be in compliance with all international, federal and state healthcare information privacy and security laws that we are directly or indirectly subject to, including, without limitation, HIPAA. Under HIPAA, we are considered a “business associate” in relation to many of our customers that are covered entities, and, as such, most of these customers have required that we enter into written agreements governing the way we handle and safeguard certain patient health information we may encounter in providing our products and services, and may impose liability on us for failure to meet our contractual obligations. Furthermore, pursuant to changes in HIPAA under the American Recovery and Reinvestment Act of 2009, we are covered under HIPAA similar to other covered entities and, in some cases, subject to the same civil and criminal penalties as a covered entity. A number of states and countries have also enacted privacy and security statutes and regulations that, in some cases, are more stringent than HIPAA and may also apply directly to us. If our past or present operations are found to violate any of these laws, we may be subject to fines, penalties, and other sanctions.
In addition, we cannot predict the potential impact of future privacy standards and other federal, state, and international privacy and security laws that may be enacted at any time on our customers or on Omnicell. These laws could restrict the ability of Omnicell and/or our customers to obtain, use, or disseminate patient information, which could reduce the demand for our products or force us to redesign our products in order to meet regulatory requirements. For more information, you should also refer to the risk factor captioned “We are subject to laws, regulations, and other legal obligations related to privacy, data protection, and information security, and the costs of compliance with, and potential liability associated with, our actual or perceived failure to comply with such obligations could harm our business.”
Changes to the 340B Program could negatively impact our 340B Program-related services.
Any changes to the 340B Drug Pricing Program, such as changes to the scope of the 340B Program, could negatively impact our 340B Program-related services. Current litigation brought by multiple manufacturers is challenging the Health Resources and Services Administration’s requirement to offer the 340B ceiling price on drugs dispensed at contract pharmacies. The decisions that have been issued to date have been narrowly tailored and appeals have been filed in some of the cases. While the litigation is ongoing a number of manufacturers have restricted access to the 340B ceiling price for drugs dispensed at contract pharmacies. It is not yet clear how the litigation will resolve. If 340B ceiling prices are not required to be offered for drugs dispensed at contract pharmacies, our 340B Program-related offerings may become less useful to 340B covered entities and our 340B Program-related businesses could decline. In addition, Congress has considered legislative changes to the 340B Program. Any legislative changes to the 340B Program could also affect our 340B Program-related services. It is unclear how this litigation and any legislative changes would affect our business, financial condition and results of operations.
We must comply with anti-kickback, fraud and abuse, false claims, transparency, and other healthcare laws and regulations.
Our current and future operations are subject to various federal and state healthcare laws and regulations that affect our sales, marketing and other promotional activities by limiting the kinds of financial arrangements we can enter into with respect to our products and services. They also impose additional administrative and compliance burdens on us. These laws include, but are not limited to, the healthcare fraud and abuse laws described in the section titled “Business – Government Regulation” above.
The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, and it is possible that some of our business activities could be subject to challenge under one or more of such laws. Ensuring that our business arrangements with third parties comply with applicable healthcare laws, as well as responding to investigations by government authorities (which have increased in recent years as the healthcare industry has come under greater scrutiny) can be time and resource consuming and can divert management’s attention from the business.
If our operations are found to be in violation of any of the laws described above or any other government regulations that apply to us, we may be subject to significant financial penalties and possible exclusion from participation in federal and state funded healthcare programs, and the curtailment or restricting of our operations, as well as additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws. This could harm our ability to operate our business and our financial results.
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
We currently have operations outside of the United States, including sales efforts centered in Canada, Europe, the Middle East, and the Asia-Pacific regions, and supply chain efforts in Asia. We intend to continue to expand our international operations, particularly in certain markets that we view as strategic, including the Middle East. Our international operations subject us to a variety of risks, including:
•our reliance on distributors for the sale of our medication management solutions outside the United States, Canada, the United Kingdom, France, and Germany;
•remaining uncertainty regarding the consequences of Brexit and the impact on markets, as well as the potential impact on: (i) our operations; (ii) our customers’ operations and capital planning; and (iii) the healthcare industry overall;
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
•If we are unable to anticipate and address these risks properly, our business or operating results will be harmed.
Furthermore, changes in export or import regulation and other trade barriers and uncertainties may have an adverse effect on our business. For example, in recent years, the U.S. government advocated greater restrictions on trade generally and tariff increases on certain goods imported into the United States, particularly from China. We cannot predict what actions may ultimately be taken with respect to tariffs or trade relations between the United States and other countries (including China), what products may be subject to such actions, or what actions may be taken by the other countries in retaliation. The adoption and expansion of trade restrictions, the occurrence of a trade war, other governmental action related to tariffs or trade agreements or policies, or the related uncertainties, has the potential to adversely impact our ability to do business outside of the United States as well as our supply chain and costs, which could, in turn, adversely affect our business, financial condition, and results of operations.
Covenants in our A&R Credit Agreement restrict our business and operations in many ways, and if we do not effectively manage our compliance with these covenants, our financial conditions and results of operations could be adversely affected.
The A&R Credit Agreement contains various customary covenants that require use to provide financial and other information reporting as well as notice upon certain events and limit or restrict our ability and/or our subsidiaries’ ability to, among other things, incur or assume liens or additional debt or provide guarantees in respect of obligations of other persons; issue redeemable preferred stock; pay dividends or distributions or redeem or repurchase capital stock; prepay, redeem, or repurchase certain debt; make loans, investments, acquisitions, and capital expenditures; enter into agreements that restrict distributions from our subsidiaries; sell assets and capital stock of our subsidiaries; enter into certain transactions with affiliates; and consolidate or merge with or into, or sell substantially all of our assets to, another person.
The A&R Credit Agreement also includes financial covenants requiring us (i) not to exceed a maximum consolidated secured net leverage ratio of 3.00:1 and (ii) to maintain a minimum interest coverage ratio of 3.00:1. Our ability to comply with these financial covenants may be affected by events beyond our control. Our failure to comply with any of the covenants under the A&R Credit Agreement could result in a default under the terms of the A&R Credit Agreement, which could permit the administrative agent or the lenders to declare all or part of any outstanding borrowings to be immediately due and payable or foreclose on our assets, or to refuse to permit additional borrowings under the revolving credit facility, which could restrict our operations, particularly our ability to respond to changes in our business or to take specified actions to take advantage of certain business opportunities that may be presented to us. In addition, if we are unable to repay those amounts, the administrative agent and the lenders under the A&R Credit Agreement could proceed against the collateral granted to them to secure that debt and foreclose on our assets, which would seriously harm our business.
Climate change, legal, regulatory or market measures to address climate change and related emphasis on environmental, social and corporate governance (“ESG”) matters by various stakeholders may negatively affect our business and results of operations.
Climate changes, such as extreme weather conditions and natural disasters or the occurrence of extreme weather conditions and natural disasters with increased frequency and severity, resulting from increased concentrations of greenhouse gases in the atmosphere, could present risks to our operations by decreasing the availability or increasing cost of materials needed for manufacturing, or increasing insurance and other operating costs. Natural disasters and extreme weather conditions, such as hurricanes, tornados, earthquakes, wildfires or flooding, may also pose physical risks to our facilities and disrupt the operation of our supply chain.
In addition, increased awareness and concern over climate change may result in new or additional regional and/or federal legal or regulatory requirements designed to reduce greenhouse gas emissions and/or mitigate the effects of climate change on the environment. Currently, there continues to be a lack of consistent climate legislation, which creates economic and regulatory uncertainty. If such laws or regulations are more stringent than current legal or regulatory obligations, we may experience disruption in, or an increase in the costs associated with sourcing, manufacturing and distribution of our products, which may adversely affect our business, results of operations or financial condition
Furthermore, regulators, customers, investors, and employees expectations for ESG matters have been rapidly evolving and increasing. The enhanced stakeholder focus on these issues requires continuous monitoring of various and evolving standards and the associated reporting requirements. A failure to adequately meet stakeholder expectations, combined with inconsistent standards by which to measure ESG performance, may result in the loss of business, diluted market valuation, an inability to attract customers or an inability to attract and retain top talent.
Our success is dependent on our ability to recruit and retain skilled and motivated personnel.
Our success is highly dependent upon the continuing contributions of our key management, sales, technical, and engineering staff, and on our ability to attract, train, and retain highly-skilled and motivated personnel. As more of our products are installed in increasingly complex environments, greater technical expertise will be required. As our installed base of customers increases, we will require additional resources to meet increased demands on our customer service and support personnel. Furthermore, as we execute on the industry vision of the Autonomous Pharmacy and grow and develop our cloud-based software as a service and solution as a service offerings, more specialized expertise will be required. This growth and shift in products and offerings could lead to increased labor costs, and thereby increased costs of our products and offerings, which could result reduced customer demand and our operating results could be materially and adversely affected. Additionally, competition for specialized and technical personnel can be intense, and the pool of suitable candidates may be limited. We may not be successful in attracting and retaining qualified personnel. If we lose the services of one or more of our key personnel we may not be able to find a suitable replacement and our business could be materially adversely affected. Furthermore, external and internal factors (such as our continued growth) and events related to the COVID-19 pandemic (including new variants of the virus) may result in greater workloads for our employees compared to those at companies with which we compete for personnel, which may lead to higher levels of employee burnout and turnover. Competitors have in the past attempted, and may in the future attempt, to recruit our employees. In addition, since equity compensation is a key component of our employee compensation program, any failure to receive stockholder approval for future proposed increases to the number of shares reserved for issuance under our equity incentive plans could prevent us from granting equity compensation at competitive levels and make it more difficult to attract, retain, and motivate employees, including key employees of acquired businesses. Failure to attract and retain key personnel could harm our competitive position, results of operations, and financial condition.
Our failure to protect our intellectual property rights could negatively affect our ability to compete.
Our success depends in part on our ability to obtain patent protection for technology and processes, and our ability to preserve our trademarks, copyrights, and trade secrets. We have pursued patent protection in the United States and foreign jurisdictions for technology that we believe to be proprietary and for technology that we find offers us a potential competitive advantage for our products. We intend to continue to pursue such protection in the future. Our issued patents relate to various features of our medication management solutions and medication packaging systems. We cannot assure you that we will file any patent applications in the future and that any of our patent applications will result in issued patents, or that, if issued, such patents will provide significant protection for our technology and processes. Furthermore, we cannot assure you that others will not design around the patents we own. All of our system software is copyrighted and subject to the protection of applicable copyright laws. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary, which could harm our competitive position.

If we are unable to maintain our relationships with group purchasing organizations (“GPOs”) or other similar organizations, we may have difficulty selling our products and services to customers represented by these organizations.
A number of GPOs have negotiated standard contracts for our products on behalf of their member healthcare organizations. Members of these GPOs may purchase under the terms of these contracts, which obligate us to pay the GPO a fee. We also have a Federal Supply Schedule contract with the Department of Veterans Affairs, allowing the Department of Veterans Affairs, the Department of Defense, and other Federal government customers to purchase our products. These contracts enable us to sell our products and services more readily to customers represented by these organizations. Some of our contracts with these organizations are terminable at the convenience of either party. The loss of any of these relationships could impact the breadth of our customer base and could impair our ability to meet our revenue or revenue growth rate targets or our ability to increase our revenues. These organizations may not renew our contracts on similar terms, if at all, and they may choose to terminate our contracts before they expire, any of which could cause our revenues to decline.
If we are unable to meet the demands of, or maintain our relationships with, our institutional and retail pharmacy customers, our revenue from sales of medication packages and other consumables as well as other services may decline.
Approximately 6% of our revenues during the year ended December 31, 2021 were generated from the sale of consumable medication packages, most of which are produced in our St. Petersburg, Florida facility on a continuous basis and are shipped out to fulfill the demands of our institutional and retail pharmacy customers domestically and abroad. The demands placed on institutional and retail pharmacies by their customers represent real time requirements of those customers. Our customer agreements for the sale of consumable medication packages are typically short-term in nature and typically do not impose volume commitments on the customer. If we are unable to supply quality packaging to our customers in a timely manner, they may use alternative methods of distributing medications to their customers, including consumable medication packaging sold by our competitors, and our revenues will decline. Any disruption in the production capabilities of our St. Petersburg facilities, including as a result of extreme weather conditions or natural disasters, will adversely affect our ability to ship our consumable medication packages globally and would reduce our revenues.
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
Similarly, EnlivenHealth offers a portfolio of web-based patient engagement, medication management, financial management and analytics tools to pharmacies, which is designed to support improvement in health outcomes related to medication use. The success of these services depends on the trust our customers place in us and our reputation and ability to provide high-quality service. If we are unable to maintain the satisfaction or meet the expectations of our customers, our reputation with current and potential customers could be harmed, which could have a material adverse effect on our business, financial condition and results of operations. In addition, if we fail to maintain our relationships with existing customers or are unable to create new relationships with other pharmacies, this could have an adverse effect on our business, financial condition, and results of operations.
Our inability to secure or maintain access to existing and future specialty drugs or pharmacy provider networks for our specialty pharmacy customers could have a material adverse effect on our business.
We provide specialty pharmacy management services to provider groups, federally qualified health centers, and health systems, including providing access to payor networks and limited distribution drugs (“LDD”). We have historically been able to obtain most of the payor and LDD products through our current network. However, if we are unable to obtain access to new LDDs or maintain access to current LDDs for our customers, it could have a material adverse effect on our business, profitability, and results of operations. In addition, if we are not able secure participation in networks of pharmacy providers for our customers at acceptable reimbursement rates or if we lose access to current pharmacy networks, this could result in loss of customers, which could adversely affect our operating results. We endeavor to demonstrate continued value and growth for each of our customers during the term of their respective contracts with the Company. However, if any of our customers elect to manage their own specialty pharmacy business, such customers could reduce or cease doing business with us upon the expiration of such customer’s contract term, which could have a material adverse effect on our business, financial condition, and results of operations.

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
We have developed and implemented strategies in an effort to mitigate the impact of price fluctuations, shortages, or other disruptions of supply, but these strategies, particularly in a prolonged inflationary environment, may only offset a portion of the adverse impact. We carry some inventory of critical components and are otherwise working to secure supplies necessary to ensure fulfillment of customer demand, but global shortages could result in our need to secure supplies at higher costs as well as manufacturing delays. We have recently experienced increased delays in shipments of various components used in the manufacture of our products— particularly with regard to semiconductor chips. As a result, we have sought alternate sources of certain components, which may be at a higher cost or lower quality. Because semiconductor chips continue to be subject to an ongoing and significant shortage, our ability to source components that use semiconductor chips has been adversely affected. These supply interruptions have resulted in increased component delivery lead times and increased costs to obtain components with available semiconductor chips. As the semiconductor chip shortage continues, or other shortages may continue, the production of our products may be impacted. If the Company or our suppliers are unable to obtain components from third parties in the quantities and of the quality that we require, on a timely basis and at acceptable prices, we may not be able to deliver our products on a timely or cost-effective basis to our customers, or it may lead to us delivering products that are of a lower quality that may result in increased repair and replacement costs, which could harm our business and reputation, results of operations, and financial condition. We have also seen a period of sustained price increases for commodities used in the manufacture of our products that may continue as demand increases and supply remains constrained, which has resulted in, and may continue to result in, increased costs for Omnicell and thereby potentially lower profit margins. If the costs of these commodities increase or remain elevated, it could adversely affect Omnicell’s financial condition, operating results, and cash flow.
We depend on a limited number of suppliers for our products, and our business may suffer if we were required to change suppliers to obtain an adequate supply of components, equipment, and raw materials on a timely basis.
Although we generally use parts and components for our products with a high degree of modularity, certain components are presently available only from a single source or limited sources. We rely on a limited number of suppliers for the raw materials necessary to produce our consumable medication packages. While we have generally been able to obtain adequate supplies of all components and raw materials in a timely manner from existing sources, or where necessary, from alternative sources, we entered into relationships with new suppliers in connection with the launch of our XT Series products. We engage multiple single source third-party manufacturers to build several of our sub-assemblies. The risks associated with changing to alternative vendors, if necessary, for any of the numerous components used to manufacture our products could limit our ability to manufacture our products or result in the use of substitute components in our products that could lead to additional complexity or cost in maintaining our products and thereby harm our business. Due to our reliance on a few single source partners to build our hardware sub-assemblies and on a limited number of suppliers for the raw materials that are necessary in the production of our consumable medication packages, a reduction or interruption in supply from our partners or suppliers, or a significant increase in the price of one or more components could have an adverse impact on our business, results of operations, and financial condition. In certain circumstances, the failure of any of our suppliers or us to perform adequately could result in quality control issues affecting end users’ acceptance of our products, which could damage customer relationships and harm our business.
Our U.S. government lease agreements are subject to annual budget funding cycles and mandated changes, which may affect our ability to recognize revenues and sell receivables based on such leases.
Prior to September 2021, U.S. government customers that leased our equipment typically signed contracts with five-year payment terms that are subject to one-year government budget funding cycles. Effective September 2021, the government has mandated changes in its Federal Supply Services contract that has resulted in our determination not to enter into future leases with U.S. government customers. Our existing leases with U.S. government customers are unaffected by this change. As a result, our volume of U.S. government customer leases will decline over time and cease in the future. The failure of any of our U.S. government customers to receive their annual funding, or the government mandating changes to the Federal Supply Services contract, could impair our ability to sell equipment to these customers or to sell our U.S. government receivables to third-party leasing companies. In addition, the ability to collect payments on unsold receivables could be impaired and may result in a write-down of our unsold receivables from U.S. government customers. The balance of our unsold leases to U.S. government customers was $21.8 million as of December 31, 2021.
If we fail to manage our inventory properly, our revenue, gross margin, and profitability could suffer.
Managing our inventory of components and finished products is a complex task. A number of factors, including, but not limited to, the need to maintain a significant inventory of certain components that are in short supply, especially in response to the current semiconductor chip shortage, or that must be purchased in bulk to obtain favorable pricing, the general unpredictability of demand for specific products and customer requests for quick delivery schedules, may result in us maintaining large amounts of inventory. Other factors, including changes in market demand, customer requirements, and technology, may cause our inventory to become obsolete. Any excess or obsolete inventory could result in inventory write-downs, which in turn could harm our business and results of operations.
Intellectual property claims against us could harm our competitive position, results of operations, and financial condition.
We expect that developers of medication management solutions and medication packaging systems will be increasingly subject to infringement claims as the number of products and competitors in our industry grows and the functionality of products in different industry segments overlaps. In the future, third parties may claim that we have infringed upon, misappropriated, or otherwise violated their intellectual property rights with respect to current or future products. We do not carry special insurance that covers intellectual property infringement claims, such claims may be covered under our traditional insurance policies. These policies contain terms, conditions, and exclusions that make recovery for intellectual property infringement claims difficult to guarantee. Any infringement claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert management’s attention and resources, cause product shipment delays or require us to enter into royalty or licensing agreements. These royalty or licensing agreements, if required, may not be available on terms acceptable to us, or at all, which could harm our competitive position, results of operations, and financial condition.
Product liability claims against us could harm our competitive position, results of operations, and financial condition.
Our products include medication management solutions and medication adherence products and services for healthcare systems and pharmacies. Despite the presence of healthcare and pharmacy professionals as intermediaries between our products and patients, if our products fail to provide accurate and timely information or operate as designed, customers, patients, or their family members could assert claims against us for product liability. Moreover, failure of health care facility and pharmacy employees to use our products for their intended purposes could result in product liability claims against us. Litigation with respect to product liability claims, regardless of any outcome, could result in substantial cost to us, divert management’s attention from operations, and decrease market acceptance of our products. We possess a variety of insurance policies that include coverage for general commercial liability and technology errors and omissions liability. We attempt to mitigate these risks through contractual terms negotiated with our customers. However, these policies and protective contractual terms may not be adequate against product liability claims and in the past we have been subject to certain lawsuits asserting, among other allegations, claims of product liability. A successful claim brought against us, or any claim or product recall that results in negative publicity about us, could harm our competitive position, results of operations, and financial condition. Also, in the event that any of our products is defective, we may be required to recall or redesign those products, which could result in increased costs and have an adverse impact on our results of operation.
We are dependent on technologies provided by third-party vendors, the loss of which could negatively and materially affect our ability to market, sell, or distribute our products.
Some of our products incorporate technologies owned by third parties that are licensed to us for use, modification, and distribution. For example, we entered into a reseller agreement with Kit Check, Inc. to offer “Bluesight for Controlled Substances” diversion prevention software to our customers. If we lose access to third-party technologies, such as our ability to distribute Bluesight for Controlled Substances, or we lose the ongoing rights to modify and distribute these technologies with our products, we will have to devote resources to independently develop, maintain, and support the technologies ourselves, pay increased license costs, or transition to another vendor. Any independent development, maintenance, or support of these technologies by us or the transition to alternative technologies could be costly, time consuming, and could delay our product releases and upgrade schedules. These factors could negatively and materially affect our ability to market, sell, or distribute our products.

Investment in new business strategies and initiatives could disrupt ongoing business and present risks not originally contemplated.
We have invested, and in the future may invest, in new business strategies or initiatives, including with respect to our software as a service or solution as a service subscription products and services or other subscription and cloud-based offerings. Such endeavors may involve significant risks and uncertainties, including distraction of management from current operations, lack of expertise to effectively execute such strategies or initiatives, insufficient revenue to offset liabilities assumed and expenses associated with a strategy or initiative, inadequate return of capital, and unidentified issues not discovered in our due diligence. These new ventures may be inherently risky and may not be successful. Even if successful, they may not have the projected or actual impact that we initially expected. As a result, such initiatives may materially adversely affect our financial condition and operating results.
Risks Related to Ownership of Our Common Stock
The market price of our common stock may continue to be highly volatile.
Our common stock traded between $115.78 and $187.29 per share during the year ended December 31, 2021. The market price of our common stock has been and may continue to be highly volatile in response to various factors, many of which are beyond our control, including:
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
Our quarterly and annual operating results may fluctuate, which makes our future operating results difficult to predict, and may cause our stock price to decline.
Our quarterly and annual operating results have varied and may vary in the future. In addition to other factors discussed in this “Risk Factors” section, factors, many of which are outside of our control and are difficult to predict, that may cause our quarterly or annual operating results to fluctuate include, but are not limited to, the following:
•the size, product mix, and timing of orders for our products, and their installation and integration and whether our estimates for the same were proper;
•our ability to successfully install our products on a timely basis and meet other contractual obligations necessary to recognize revenue;
•fluctuations in customer demand for our products, including due to changes in our customers’ budgets, and whether customer demand was properly estimated;

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
Due to all of these factors, our quarterly or annual revenues and operating results are difficult to predict and may fluctuate, which in turn may cause the market price of our stock to decline.
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
If we are unable to raise additional funds through equity or debt financing when needed, our ability to market, sell, or distribute our products and/or fund our operations may be negatively impacted and could harm our business, financial condition, and results of operations.
Certain provisions in our charter documents and under Delaware law may discourage, delay, or prevent an acquisition of us and limit our stockholders’ ability to obtain a favorable judicial forum for certain disputes.
Certain anti-takeover provisions of Delaware law and our charter documents may make a change in control of our Company more difficult, even if a change in control would be beneficial to the stockholders. Our certificate of incorporation provides that stockholders’ meetings may only be called by our Board of Directors. Our bylaws provide that stockholders may not take action by written consent, and require that stockholders comply with advance notice procedures to nominate director candidates for election or to propose matters to be acted upon at a meeting of our stockholders. Delaware law also prohibits corporations from engaging in a business combination with any holders of 15% or more of their capital stock until the holder has held the stock for three years unless, among other possibilities, our Board of Directors approves the transaction. Our Board of Directors may use these provisions to prevent changes in the management and control of our Company. Also, under applicable Delaware law, our Board of Directors may adopt additional anti-takeover measures in the future including, without limitation, a stockholder rights plan.
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
The Notes are convertible at the option of the holders on or after May 15, 2025 and, in certain circumstances, prior to May 15, 2025. The initial conversion rate for the Notes is 10.2751 shares of our common stock per $1,000 principal amount of

Notes, subject to adjustment under certain circumstances in accordance with the terms of the Indenture. On December 13, 2021, we made an irrevocable election under the Indenture to require the principal portion of our Notes to be settled in cash (up to $1,000 in cash per $1,000 principal amount of Notes) and any conversion consideration in excess of $1,000, in cash and/or shares of our common stock, at our option, upon conversion. The conversion of some or all of the Notes may dilute the ownership interests of our stockholders. As we have the option to settle the excess of the principal amount in shares of our common stock, any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Notes may encourage short selling of our common stock by market participants because the conversion of the Notes could be used to satisfy short positions, or the anticipated conversion of the Notes into shares of our common stock could depress the price of our common stock.
Following our irrevocable election, only the shares of common stock expected to be settled in excess of the principal amount are considered dilutive for calculating earnings per share under the if-converted method. Accordingly, as the price of our common stock increases, our diluted earnings per share could be adversely affected.
Prior to May 15, 2025, if a circumstance that permits early conversion occurs, holders of the Notes will be entitled to convert their Notes at any time during specified periods at their option. For example, the Notes are currently convertible until March 31, 2022 because our common stock traded above a minimum price specified in our Indenture during the quarter ended December 31, 2021, and may be convertible in the future. If one or more holders elect to convert their Notes, we will be required to settle at least the principal amount of our conversion obligation through the payment of cash (up to $1,000 in cash per $1,000 principal amount of Notes), which could adversely affect our liquidity. In addition, as a result of the irrevocable election, in periods when the conditional conversion feature of the Notes is triggered, we must reclassify all of the outstanding principal of the Notes as a current rather than long-term liability, which could result in a material reduction of our net working capital during those periods.
The convertible note hedge and warrant transactions may affect the value of our common stock.
In connection with the offering of the Notes, we entered into convertible note hedge transactions with an affiliate of one of the initial purchasers of the Notes and certain other financial institutions (the “option counterparties”). We also entered into warrant transactions with the option counterparties. The convertible note hedge transactions are expected generally to reduce the potential dilution to our common stock upon any conversion of Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be. However, the warrant transactions separately have, and could continue to have a dilutive effect on our common stock to the extent that the market price per share of our common stock exceeds the strike price of the warrants. In addition, the option counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the Notes (and are likely to do so in connection with any conversion of the Notes or redemption or repurchase of the Notes), which could cause or avoid an increase or a decrease in the market price of our common stock.
Changes in the credit quality of the option counterparties may affect the efficacy of our hedge and warrant transactions. By entering into the hedge and warrant transactions, we are subject to the risk that the option counterparties may incur significant financial hardships, potentially resulting in their default under the convertible note hedge transactions. Our exposure to the credit risk of the option counterparties will not be secured by any collateral. If an option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under the convertible note hedge transactions with such option counterparty. Our exposure will depend on many factors but, generally, an increase in our exposure will be correlated to an increase in the market price and in the volatility of our common stock. In addition, upon a default by an option counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our common stock. We can provide no assurances that the hedge or warrant transactions will have the intended effects or as to the financial stability or viability of the option counterparties.
General Risk Factors
Changes in our tax rates, exposure to additional tax liabilities, or the adoption of new tax legislation could adversely affect our business and financial condition.
We are subject to taxes in the United States and foreign jurisdictions in which we operate. Our future effective tax rates could be affected by several factors, many of which are outside of our control, including: changes in the mix of earnings with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in federal, state, and international tax laws or their interpretation, adjustments to income tax expense upon the finalization of tax returns, changes in tax attributes, or changes in accounting principles. We regularly assess the likelihood of adverse outcomes to determine the adequacy of our provision for taxes. We are also subject to examination of our income tax returns by the Internal Revenue Service and other tax authorities. There can be no assurance that the outcomes from these examinations will not materially adversely affect our financial condition and operating results. Forecasting our estimated annual effective tax rate is complex and subject to uncertainty, and there may be a material difference between the forecasted and the accrued effective tax rates, especially due to the volatility and uncertainty of global economic conditions resulting from the COVID-19 pandemic. Any increase in our effective tax rate would reduce our profitability.
Catastrophic events may disrupt our business and harm our operating results.
We rely on our network infrastructure, data centers, enterprise applications, and technology systems for the development, marketing, support, and sales of our products, and for the internal operation of our business. These systems are susceptible to disruption or failure in the event of an extreme weather condition, including earthquake, fire, flood, ice and snow storms or other natural disasters, as well as cyber-attack, terrorist attack, telecommunications failure, epidemic or pandemic (such as the ongoing COVID-19 pandemic), or other catastrophic event. Many of these systems are housed or supported in or around our corporate headquarters located in Northern California, near major earthquake faults and which may be vulnerable to climate change effects, and where a significant portion of our research and development activities and other critical business operations take place. Other critical systems, including our manufacturing facilities for our consumable medication packages, are housed in St. Petersburg, Florida, in communities that have been subject to significant tropical storms, which tropical storms may be intensified or occur with increasing frequency as a result of climate change. Disruptions to, or the failure of any of these systems, and the resulting loss of critical data, which is not quickly recoverable by the effective execution of disaster recovery plans designed to reduce such disruption, could cause delays in our product development, prevent us from fulfilling our customers’ orders, and could severely affect our ability to conduct normal business operations, the result of which would adversely affect our operating results.
Failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could cause our stock price to decline.
Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the United States Securities and Exchange Commission (“SEC”) require annual management assessments of the effectiveness of our internal control over financial reporting, and a report by our independent registered public accounting firm attesting to the effectiveness of internal control. If we fail to maintain effective internal control over financial reporting, as such standards are modified, supplemented, or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting. Should that occur, we may not be able to accurately report our financial results, prevent fraud, or file our periodic reports in a timely manner, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price. In addition, our failure to timely file our periodic reports could eventually result in the delisting of our common stock, regulatory sanctions from the SEC, and/or the breach of the terms contained in our credit facility, or any preferred equity or debt securities we may issue in the future, any of which could have a material our operations and your investment in our common stock.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
There are currently no unresolved issues with respect to any SEC staff’s written comments.

ITEM 2.    PROPERTIES
Our headquarters are located in a leased facility in Mountain View, California. The following is a list of our material leased facilities and their primary functions:

Site	Major Activity	Approximate Square Footage
St. Petersburg, Florida	Administration, marketing, research and development, sales, and manufacturing	167,700
Cranberry Township, Pennsylvania	Administration, marketing, research and development, sales, technical support, and training	119,400
Warrendale, Pennsylvania	Manufacturing and administration	107,400
Mountain View, California	Administration, marketing, and research and development	99,900
Raleigh, North Carolina	Administration, sales, marketing, and research and development	65,700
Irlam, United Kingdom	Administration, sales, marketing, and distribution center	61,000
Milpitas, California	Manufacturing	46,300
Waukegan, Illinois	Technical services, support, training, and repair center	38,500
Fort Worth, Texas	Administration, sales, marketing, and research and development	34,400
Plano, Texas	Administration, sales, marketing, and research and development	23,500
Bochum, Germany	Administration, sales, marketing, distribution, and manufacturing center	19,000
We also have smaller rented facilities in Strongsville, Ohio; Austin, Texas; Houston, Texas; Grapevine, Texas; New York, New York; Maryland; Germany; France; Italy; the People’s Republic of China; the United Arab Emirates; Australia; and the United Kingdom.
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
Stockholders
There were 78 registered stockholders of record as of February 18, 2022. A substantially greater number of stockholders are beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.
Dividend Policy
We have never declared or paid any cash dividends on our common stock. We currently expect to retain any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.
Performance Graph
The following graph compares total stockholder returns for Omnicell’s common stock for the past five years to three indexes: the NASDAQ Composite Index, the NASDAQ Health Care Index, and the NASDAQ Health Services Index. The graph assumes $100 was invested in each of Omnicell’s common stock, the NASDAQ Composite Index, the NASDAQ Health Care Index, and the NASDAQ Health Services Index as of the market close on December 31, 2016. The total return for Omnicell’s common stock and for each index assumes the reinvestment of all dividends, although cash dividends have never been declared on Omnicell’s common stock, and is based on the returns of the component companies weighted according to their capitalization as of the end of each annual period.
The NASDAQ Composite Index tracks the aggregate price performance of equity securities traded on The NASDAQ Stock Market. The NASDAQ Health Care Index and NASDAQ Health Services Index tracks the aggregate price performance of healthcare and health services equity securities. Omnicell’s common stock is traded on The NASDAQ Global Select Market and is a component of both indexes. The stock price performance shown on the graph is based on historical results and should not be relied upon as an indication of future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN (1) (2)
Among Omnicell, Inc., the NASDAQ Composite Index, the NASDAQ Health Care Index, and
the NASDAQ Health Services Index

$550
$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
12/16
12/17
12/18
12/19
12/20
12/21
Omnicell, Inc.
NASDAQ Composite
NASDAQ Health Care
NASDAQ Health Services

_________________________________________________
(1)$100 invested on December 31, 2016 in stock or index, including reinvestment of dividends.
(2)This section is not deemed “soliciting material” or to be “filed” with the SEC and is not to be incorporated by reference into any filing of Omnicell, Inc. under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

	Year Ended December 31,
	2016	2017	2018	2019	2020	2021
Omnicell, Inc.	$100.00	$143.07	$180.65	$241.06	$354.04	$532.27
NASDAQ Composite	100.00	129.64	125.96	172.17	249.51	304.85
NASDAQ Health Care	100.00	126.86	125.46	151.60	190.16	186.02
NASDAQ Health Services	100.00	116.65	140.03	190.67	307.73	218.38
Stock Repurchase Program
We did not repurchase any shares of our common stock during the year ended December 31, 2021. Refer to Note 15, Stock Repurchase Program, of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for additional information.
Equity Offerings
Refer to Note 16, Equity Offerings, of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for additional information.

ITEM 6.    [Reserved]
ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related Notes in this Annual Report on Form 10-K. This may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under Item 1A “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Unless otherwise stated, references in this Annual Report to particular years or quarters refer to our fiscal year and the associated quarters of those fiscal years.
We have elected to omit discussion of the earliest of the three years covered by the Consolidated Financial Statements presented. Such omitted discussion can be found under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, located in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on February 24, 2021, for reference to discussion of the fiscal year ended December 31, 2019, the earliest of the three fiscal years presented.
OVERVIEW
Our Business
Omnicell, a leader in transforming the pharmacy care delivery model, is committed to elevating the role of pharmacy within healthcare and transforming medication management as an essential component of the pharmacy care delivery model. We are doing so with an industry-leading comprehensive intelligent infrastructure, bringing together technology, analytics, and expert services to equip and empower pharmacists and pharmacies to focus on clinical care rather than administrative tasks. We believe this intelligent infrastructure provides the critical foundation for realizing the industry vision of the Autonomous Pharmacy, a vision defined by pharmacy leaders for improving operational efficiencies and ultimately targeting zero-error medication management.
Facilities worldwide use our automation and analytics solutions to increase operational efficiency, reduce medication errors, deliver actionable intelligence, and improve patient safety. Institutional and retail pharmacies across North America, the United Kingdom, Germany, and Australia leverage our innovative medication adherence and population health solutions to improve patient engagement and adherence to prescriptions, helping to reduce costly hospital readmissions. We sell our product and consumable solutions together with related service offerings. Revenues generated in the United States represented 90% of our total revenues for the year ended December 31, 2021.
Over the past several years, our business has expanded from a single-point solution to a platform of products and services that will help to further advance the industry vision of the Autonomous Pharmacy. This expansion has resulted in larger deal sizes across multiple products, services, and implementations for customers and, we believe, more comprehensive, valuable, and enduring relationships.
We utilize product bookings as an indicator of the success of our business. Product bookings generally consist of all firm orders other than for technical services and other less significant items, as evidenced generally by a non-cancelable contract and purchase order for equipment, software products, and Advanced Services, and by a purchase order for consumables. A majority of our connected devices and software license product bookings are installable within twelve months of booking, and are recorded as revenue upon customer acceptance of the installation or receipt of goods. Revenues from software-as-a-service (“SaaS”), subscription software, and technology-enabled services product bookings are recorded over the contractual term. Product bookings increased by 21%, from $1.002 billion in 2020 to $1.217 billion in 2021, driven by the success of our growth strategies in our comprehensive platform and differentiated products, as well as expanding our customer portfolio.
In addition to product solution sales, we provide services to our customers. We provide installation planning and consulting as part of most product sales which is generally included in the initial price of the solution. We also provide Advanced Services such as Omnicell One, EnlivenHealth, 340B solutions, Central Pharmacy Dispensing Services, and Central Pharmacy Compounding Services. To help assure the maximum availability of our systems, our customers typically purchase maintenance and support contracts in increments of one to five years. As a result of the growth of our installed base of customers and expanded service offerings, our service revenues have also grown.

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
Our full-time employee headcount of approximately 3,800 on December 31, 2021, an increase of approximately 940 employees since December 31, 2020, reflects our efforts to grow Omnicell’s operations, including through the impact of incremental headcount in connection with recent acquisitions, while continuing to drive profitability and optimizing resource allocation.
Operating Segments
We manage our operations as a single segment for the purposes of assessing performance and making operating decisions. Our Chief Operating Decision Maker (“CODM”) is our Chief Executive Officer. The CODM allocates resources and evaluates the performance of Omnicell at the consolidated level using information about our revenues, gross profit, income from operations, and other key financial data. All significant operating decisions are based upon an analysis of Omnicell as one operating segment, which is the same as our reporting segment.
Business Strategy
We are committed to being the care providers’ and retail pharmacies’ most trusted partner and executing on the industry vision of the Autonomous Pharmacy by developing and delivering an intelligent medication management infrastructure composed of devices, digital workflows, analytics, and experts, all powered by the cloud. We believe there are significant challenges facing the pharmacy practice today including, but not limited to, labor shortages, medication errors, drug shortages, medication loss due to drug diversion, significant medication waste and expiration costs, a high level of manual steps in the medication management process, complexity around compliance requirements, high pharmacy employee turnover rates affecting tenure and expertise, hospitalizations from adverse drug events in outpatient settings, high variability in outcomes, and limited inventory visibility. We believe that these significant challenges to the pharmacy practice drive the demand for increased digitization, visibility, and insights that our solutions enable, and represent large opportunities in four market categories:
•Point of Care. As a market leader, we expect to continue expansion of this product category as customers increase use of our dispensing systems in more areas within their hospitals. We are more than halfway through the replacement, upgrade, and expansion cycle of older models of automated dispensing systems with our XT Series automated dispensing systems within our own customer base, which we believe is a significant market opportunity. We have been successful penetrating markets through competitive conversions and expect this success to continue. We also believe there is an opportunity for us to define a new standard of care for dispensing systems in perioperative settings. We believe our current portfolio within the Point of Care market and new innovation and services will continue to drive improved outcomes and lower costs for our customers.
•Central Pharmacy. This market represents the beginning of the medication management process in acute care settings, and, we believe, the next big automation opportunity to replace high volumes of manual and repetitive processes that are common in pharmacies today. Manual processes are prone to significant errors, and products such as IVX Workflow, our IV Sterile Compounding Service (including IV robotics), and our Central Pharmacy Dispensing Service (including the XR2 Automated Central Pharmacy System), automate these manual processes and are designed to reduce the risk of error for our healthcare partners. Because automation adoption in the Central Pharmacy is still nascent, we believe that the adoption of solutions will be accelerated by bundling those solutions with technology-enabled services that are designed to deliver specific outcomes and leverage intelligence across the enterprise for more actionable insights, and are expected to reduce administrative burden, allowing clinicians to operate at the top of their license. We think that these bundled solutions are becoming more critical than ever as health systems appear to face increasing labor shortages and supply chain disruption following the COVID-19 pandemic. Additionally, we believe new products, innovations and our expertise in the Central Pharmacy market create opportunities to replace prior generation Central Pharmacy robotics, especially when combining those robotics with carousels and technology-enabled services to increase the percentage of medication managed through the intelligent infrastructure.
•Specialty Pharmacy and 340B Program. We believe that health systems will invest in more revenue generating activities that improve patient outcomes, and pharmacy will be at the center with specialty pharmacies and the 340B Drug Pricing Program.
Studies have shown that specialty medications represent over 50% of the country’s total spending on retail, mail-order, and provider-administered drugs. Used for treatment of complex conditions, these medications often require intensive patient management and specialized workflows for dispensing and care coordination. Specialty pharmacies serve as the connection between patients, prescribing physicians, and payors to ensure streamlined access and adherence to these specialty drugs, helping to maintain continuity of care throughout the process, and are expected to improve margin and profitability for the health system. The newly acquired ReCept Holdings, Inc. (“ReCept”) solution provides implementation and managed services for health systems and other provider organizations to optimize their specialty pharmacy programs and the related pharmaceutical aspects of patient care.
The 340B market is targeted to covered entities participating in Section 340B of the Public Health Services Act. The Public Health Services Act requires pharmaceutical manufacturers participating in Medicaid to sell outpatient drugs at discounted prices to healthcare organizations that care for many uninsured and low-income patients and creates a complex compliance environment. According to the Health Resources and Services Administration, which is responsible for administering the 340B program, enrolled hospitals and other covered entities can achieve an average savings of 25% to 50% in pharmaceutical purchases. Due to the complexities of adhering to the administrative process of the 340B program, we believe that there are significant opportunities for health systems to improve participation benefits and maximize program savings through our 340B technology-enabled services.
•Retail, Institutional, and Payer. We believe the Retail, Institutional, and Payer market represents a significant opportunity as healthcare evolves. A majority of all prescription drugs are distributed in the non-acute sector. The COVID-19 pandemic accelerated the shift of primary healthcare settings from hospitals and doctors’ offices to other convenient channels like the home, digital, and retail pharmacies. New technology and updated state board regulations are leading to innovation at traditional retail providers, which, combined with the move to value-based care, we believe will incentivize the market to adopt solutions to help providers and payers engage patients in new ways that improve patient care and reduce the total cost of care. We believe adoption of our EnlivenHealth portfolio of software products and services, along with medication adherence packaging, will increase adherence performance rates, increase prescription volume for our customers, and reduce hospital and emergency room visits due to improved adherence. Our EnlivenHealth portfolio has been expanded with two recent acquisitions that will assist in adoption and drive innovation. RxInnovation Inc., operating as FDS Amplicare (“FDS Amplicare”), is a leading provider of financial management, analytics, and population health solutions to the retail pharmacy industry, including independent pharmacies. MarkeTouch Media, LLC (“MarkeTouch Media”) has longstanding pharmacy chain relationships that further broaden EnlivenHealth’s national pharmacy network.
We believe our technology, services, and solutions within these market categories position us well to address the needs of acute, post-acute, ambulatory, and retail pharmacy providers and health plans.
COVID-19 Update
We continue to closely monitor the COVID-19 pandemic and ongoing impacts on the Company. During the first half of 2020, as a result of the COVID-19 pandemic, health systems faced financial and operational pressures which we believe led our customers to delay or defer purchasing decisions and/or implementation of our solutions. Beginning in the third quarter of 2020, we began to see our customers returning to pre-pandemic purchasing patterns consistent with long-term strategic investments and this trend continued through 2021. We believe that the challenges that our customers have faced during the COVID-19 pandemic, including the need for robust visibility throughout their pharmacy supply chains, have increased the strategic relevance of our products and services.
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
Acquisitions
On December 31, 2021, we completed the acquisition of MarkeTouch Media pursuant to the terms and conditions of the Unit Purchase Agreement, dated December 31, 2021, by and among ateb, Inc. (a wholly-owned subsidiary of the Company), MarkeTouch Media, LLC, MarkeTouch Holdings, Inc., Toucan Enterprises, Inc., and certain beneficial stockholders specified therein for a base purchase price of $82.0 million, prior to customary adjustments for closing cash, net working capital, and assumed indebtedness. The MarkeTouch Media acquisition adds mobile and web-based technology and patient engagement solutions, which is expected to expand the footprint of EnlivenHealth across the retail pharmacy sector, while enhancing potential growth opportunities in new market segments like specialty pharmacy and pharmacy benefits management. The results of the operations of MarkeTouch Media have been included in our consolidated results of operations beginning December 31, 2021.
On December 29, 2021, we completed the acquisition of ReCept pursuant to the terms and conditions of the Agreement and Plan of Merger, dated December 1, 2021, by and among Omnicell, Inc., ReCept Holdings, Inc., Redfish Acquisition Corp, and the representative of the securityholders for a base purchase price of $100.0 million, prior to customary adjustments for closing cash, net working capital, and assumed indebtedness. The addition of ReCept’s specialty pharmacy management services for health systems, provider groups, and federally qualified health centers expands Omnicell’s Advanced Services portfolio in an effort to address the growing and complex specialty pharmacy market. The results of the operations of ReCept have been included in our consolidated results of operations beginning December 29, 2021.
On September 9, 2021, we completed the acquisition of FDS Amplicare pursuant to the terms and conditions of the Agreement and Plan of Merger, dated July 25, 2021, by and among RxInnovation Inc., Omnicell, Inc., Fleming Acquisition Corp., and the representative of the securityholders for a base purchase price of $177.0 million, prior to customary adjustments for closing cash, net working capital, and assumed indebtedness. The FDS Amplicare acquisition adds a comprehensive and complementary suite of SaaS financial management, analytics, and population health solutions to our EnlivenHealth offering. The results of the operations of FDS Amplicare have been included in our consolidated results of operations beginning September 9, 2021.
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
It is probable the entity will collect the consideration to which it will be entitled in exchange for the goods or services that will be transferred to the customer. We perform a credit check for all significant customers or transactions and where collectability is not probable, payment in full or a substantial down payment prior to shipment is typically required to help assure the full agreed upon contract price will be collected.
Distinct goods or services are identified as performance obligations. A series of distinct goods or services that are substantially the same and that have the same pattern of transfer to the customer are considered a single performance obligation. Where a good or service is determined not to be distinct, we combine the good or service with other promised goods or services until a bundle of goods or services that is distinct is identified. To identify our performance obligations, we consider all of the products or services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices. When performance obligations are included in separate contracts, we consider an entire customer arrangement to determine if separate contracts should be considered combined for the purposes of revenue recognition. Most of our sales, other than renewals of support and maintenance, contain multiple performance obligations, with a combination of hardware systems, software products, consumables, support and maintenance, and professional services.
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
We recognize revenue when the performance obligation has been satisfied by transferring a promised good or service to a customer. The good or service is transferred when or as the customer obtains control of the good or service. Determining when control transfers requires management to make judgments that affect the timing of revenues recognized. Generally, for products requiring a complex implementation, control passes when the product is installed and ready for use. For all other products, control generally passes when product has been shipped and title has passed. For maintenance contracts and certain other services, including SaaS, subscription software, and technology-enabled services, provided on a subscription basis, control passes to the customer over time, generally ratably over the service term as we provide a stand-ready service for the customer’s equipment. Time and material services transfer control to the customer at the time the services are provided. The portion of the transaction price allocated to our unsatisfied performance obligations are recorded as deferred revenues.
Revenues, contract assets, and contract liabilities are recorded net of associated taxes.
From time to time, we enter into change orders which modify the product to be received by the customer pursuant to certain contracts. Changes to any contract are accounted for as a modification of the existing contract to the extent the goods and services to be delivered as part of the contract are generally consistent with the nature and type of those to be provided under the terms of the original contract. Examples of such change orders include the addition or removal of units of equipment or changes to the configuration of the equipment where the overall nature of the contract remains intact. Our change orders generally result in the change being accounted for as modifications of existing contracts given the nature of the impacted orders.
In the normal course of business, we typically do not accept product returns unless the item is defective as manufactured or the configuration of the product is incorrect. We establish provisions for estimated returns based on historical product returns. The allowance for sales returns is not material to our Consolidated Financial Statements for any periods presented.
Lessor Leases
We determine if an arrangement is a lease at inception. The transaction price is allocated to separate performance obligations, generally consisting of a combination of hardware systems, software products, support and maintenance, and professional services, proportionally based on the standalone selling price of each performance obligation. Standalone selling price is best evidenced by the price we charge for the good or service when selling it separately in similar circumstances to similar customers. Other than for the renewal of annual support services contracts, our products and services are not generally sold separately. We use an amount discounted from the list price as a best estimated selling price.
Sales-Type Leases
We enter into non-cancelable sales-type lease arrangements, most of which do not have an option to extend the lease term. At the end of the lease term, the customer must either return the equipment or negotiate a new agreement, resulting in a new purchase or lease transaction. Failure of the customer to either return the equipment or negotiate a new agreement results in the contract becoming a month-to-month rental. Certain sales-type leases automatically renew for successive one-year periods at the end of each lease term without written notice from the customer. Our sales-type lease agreements do not contain any material residual value guarantees.
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
Software Development Costs
We capitalize certain software development costs in accordance with Accounting Standards Codification (“ASC”) 985-20, Costs of Software to Be Sold, Leased, or Marketed, under which those costs incurred subsequent to the establishment of technological feasibility may be capitalized and amortized over the estimated lives of the related products. We establish technological feasibility when we complete a detail program design or a working model. We amortize development costs over the estimated lives of the related products, which is generally five years. All development costs prior to the completion of a detail program design or a working model are recognized as research and development expense.
Lessee Leases
We determine if an arrangement is a lease at inception. Operating lease right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As most of our lease contracts do not provide an implicit rate, we use our incremental borrowing rate based on information available at the commencement date in determining the present value of the lease payments. Lease expense is recognized on a straight-line basis over the lease term. We do not recognize a right-of-use asset and a lease liability for leases with an initial term of twelve months or less. We elected the practical expedient to not separate lease components from nonlease components and applied that practical expedient to all material classes of leased assets.
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
Business Combinations
We use the acquisition method of accounting under ASC 805, Business Combinations. Each acquired company’s operating results are included in our Consolidated Financial Statements starting on the acquisition date. The purchase price is equivalent to the fair value of consideration transferred. Tangible and identifiable intangible assets acquired and liabilities assumed as of the acquisition date are recorded at the acquisition date fair value. Goodwill is recognized for the excess of purchase price over the net fair value of assets acquired and liabilities assumed.
Amounts allocated to assets and liabilities are based upon fair values. Such valuations require management to make significant estimates and assumptions, especially with respect to the identifiable intangible assets. Management makes estimates of fair value based upon assumptions believed to be reasonable and that of a market participant. These estimates are based on available historical information as well as future expectations, and the estimates are inherently uncertain. The separately identifiable intangible assets generally include customer relationships, acquired technology, backlog, trade names, and non-compete agreements.
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
To determine the reporting unit’s fair value under the quantitative approach, we use a combination of income and market approaches, equally weighting the two approaches, such as estimated discounted future cash flows of the reporting unit, multiples of earnings or revenues, and analysis of recent sales or offerings of comparable entities. We also consider our market capitalization on the date of the analysis to ensure the reasonableness of our reporting unit’s fair value.
Intangible Assets
In connection with our acquisitions, we generally recognize assets for customer relationships, acquired technology, backlog, trade names, and non-compete agreements. Intangible assets are carried at cost less accumulated amortization. Such amortization is provided on a straight-line basis or on an accelerated basis based on a pattern of economic benefit that is expected to be obtained over the estimated useful lives of the respective assets. Amortization for acquired technology and backlog is recognized in cost of revenues, and amortization for customer relationships, trade names, non-compete agreements, and patents is recognized in selling, general, and administrative expenses.
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
The fair value of performance-based stock unit awards (“PSUs”) with service and market conditions is estimated using a Monte Carlo simulation model applying a multiple awards approach. Expense is recognized when it is probable that the performance condition will be met using the accelerated attribution method over the requisite service period.
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
RESULTS OF OPERATIONS
Total Revenues

	Year Ended December 31,		Change in
	2021	2020	$	%

	(Dollars in thousands)
Product revenues	$812,512	$636,031	$176,481	28%
Percentage of total revenues	72%	71%
Services and other revenues	319,506	256,177	63,329	25%
Percentage of total revenues	28%	29%
Total revenues	$1,132,018	$892,208	$239,810	27%
Product revenues represented 72% and 71% of total revenues for the years ended December 31, 2021 and 2020, respectively. Product revenues increased by $176.5 million, due to increased customer demand, primarily within our automated dispensing systems business. In comparison, results for the year ended December 31, 2020 were impacted by the COVID-19 pandemic as health systems were focusing resources on COVID-19 essential activities.
Services and other revenues represented 28% and 29% of total revenues for the years ended December 31, 2021 and 2020, respectively. Services and other revenues include revenues from technical services; SaaS, subscription software, and technology-enabled services; and other services. Services and other revenues increased by $63.3 million, primarily due to incremental revenues of $48.8 million from the recent acquisitions of the 340B Link Business and FDS Amplicare, as well as continued growth in our installed customer base and our expanded portfolio of services and solutions.

Our international sales represented 10% and 11% of total revenues for the years ended December 31, 2021 and 2020, respectively, and are expected to be affected by foreign currency exchange rate fluctuations. We are unable to predict the extent to which revenues in future periods will be impacted by changes in foreign currency exchange rates.
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
Cost of Revenues and Gross Profit
Cost of revenues is primarily comprised of three general categories: (i) standard product costs which account for the majority of the product cost of revenues that are provided to customers, and are inclusive of purchased material, labor to build the product, and overhead costs associated with production; (ii) costs of providing services and installation costs, including costs of personnel and other expenses; and (iii) other costs, including variances in standard costs and overhead, scrap costs, rework, warranty, provisions for excess and obsolete inventory, and amortization of software development costs and intangibles.

	Year Ended December 31,		Change in
	2021	2020	$	%

	(Dollars in thousands)
Cost of revenues:
Cost of product revenues	$422,855	$354,004	$68,851	19%
As a percentage of related revenues	52%	56%
Cost of services and other revenues	154,510	124,912	29,598	24%
As a percentage of related revenues	48%	49%
Total cost of revenues	$577,365	$478,916	$98,449	21%
As a percentage of total revenues	51%	54%

Gross profit	$554,653	$413,292	$141,361	34%
Gross margin	49%	46%
Cost of revenues for the year ended December 31, 2021 compared to the year ended December 31, 2020 increased by $98.4 million, of which $68.9 million was attributed to the increase in cost of product revenues and $29.6 million was attributed to the increase in cost of services and other revenues.
The increase in cost of product revenues was primarily driven by the increase in product revenues of $176.5 million for the year ended December 31, 2021 compared to the year ended December 31, 2020, as well as increased inventory-related costs due to inflationary impacts during the second half of 2021. The increase was partially offset by the benefits associated with economies of scale due to higher volumes during the year ended December 31, 2021 compared to the year ended December 31, 2020, as well as a reduction of employee-related expenses for restructuring initiatives.
The increase in cost of services and other revenues was primarily driven by the increase in services and other revenues of $63.3 million, including incremental revenues from the recent acquisitions of the 340B Link Business and FDS Amplicare, for the year ended December 31, 2021 compared to the year ended December 31, 2020, as well as additional investments in our service business to support new service solutions.
The overall increase in gross margin primarily relates to higher revenues for the year ended December 31, 2021 due to increased customer demand, benefits associated with economies of scale due to higher volumes, as well as the reduction of employee-related expenses for restructuring initiatives. Gross margins during the year ended December 31, 2020 were impacted by the COVID-19 pandemic. Our gross profit for the year ended December 31, 2021 was $554.7 million, as compared to $413.3 million for the year ended December 31, 2020.

Operating Expenses and Interest and Other Income (Expense), Net

	Year Ended December 31,		Change in
	2021	2020	$	%

	(Dollars in thousands)
Operating expenses:
Research and development	$75,716	$70,161	$5,555	8%
As a percentage of total revenues	7%	8%
Selling, general, and administrative	389,430	307,605	81,825	27%
As a percentage of total revenues	34%	34%
Total operating expenses	$465,146	$377,766	$87,380	23%
As a percentage of total revenues	41%	42%

Interest and other income (expense), net	$(23,500)	$(6,177)	$(17,323)	280%
Research and Development. Research and development expenses increased by $5.6 million for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily attributed to an increase in employee-related expenses of approximately $12.6 million due to increased headcount to support the continued development of our intelligent infrastructure, as well as due to incremental headcount from recent acquisitions. This increase is partially offset by a reduction of $3.6 million in employee-related expenses for restructuring initiatives, as well as various decreases due to the timing of projects.
Selling, General, and Administrative. Selling, general, and administrative expenses increased by $81.8 million for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily due to an increase of approximately $50.4 million in employee-related expenses primarily related to increased headcount, including the incremental headcount from recent acquisitions, as well as an increase in acquisition-related expenses of $5.1 million, and an increase in intangible asset amortization expense of $4.3 million. The increase was also driven by an increase in shipping and handling costs, as well as higher spending related to travel, recruiting, temporary labor, consulting, maintenance contract expenses, and other operating expenses, most of which were significantly curtailed in 2020 due to the COVID-19 pandemic. The increase was partially offset by a reduction in employee-related expenses for restructuring initiatives of $2.2 million.
Interest and Other Income (Expense), Net. Interest and other income (expense), net, changed by $17.3 million for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily driven by a $16.7 million increase in other expenses. The increase in other expenses during the year ended December 31, 2021 compared to the year ended December 31, 2020 is primarily driven by amortization of discount and debt issuance costs as well as interest expense associated with our convertible senior notes issued in September 2020.
Provision for (Benefit from) Income Taxes

	Year Ended December 31,		Change in
	2021	2020	$	%

	(Dollars in thousands)
Provision for (benefit from) income taxes	$(11,842)	$(2,845)	$(8,997)	316%
Effective tax rate on earnings	(18)%	(10)%
We recorded an income tax benefit of $11.8 million and had a negative effective tax rate of 18% for the year ended December 31, 2021 compared to an income tax benefit of $2.8 million and a negative effective tax rate of 10% for the year ended December 31, 2020. The 2021 annual effective tax rate differed from the statutory tax rate of 21%, and resulted in a decrease as compared to the 2020 annual effective tax rate, primarily due to a favorable impact of the excess tax benefit from share-based compensation, research and development credits, and the net tax benefit of internal legal entity restructuring for the release of uncertain tax positions, partially offset by an unfavorable impact from non-deductible compensation charges. Effective January 1, 2022, the Tax Cuts and Jobs Act of 2017 eliminates the ability to deduct research and development expenditures and requires those expenditures to be amortized over five years. While we do not expect this change to materially impact our effective tax rate, it could potentially impact our cash flows and increase the amount of cash taxes we pay.
Refer to Note 17, Income Taxes, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information.

LIQUIDITY AND CAPITAL RESOURCES
We had cash and cash equivalents of $349.1 million at December 31, 2021, compared to $485.9 million at December 31, 2020. All of our cash and cash equivalents are invested in bank accounts and money market funds held in sweep and asset management accounts with major financial institutions.
Our cash position and working capital at December 31, 2021 and 2020 were as follows:

	December 31,
	2021	2020

	(In thousands)
Cash and cash equivalents	$349,051	$485,928
Working capital (deficit) (1)	$(95,456)	$552,991
_________________________________________________
(1)    The working capital deficit as of December 31, 2021 is primarily due to the reclassification of our convertible senior notes as a current rather than long-term liability. Refer to Note 10, Convertible Senior Notes, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information.
Our ratio of current assets to current liabilities was 0.9:1 and 3.0:1 at December 31, 2021 and 2020, respectively.
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
On September 22, 2020, the parties entered into an amendment to the A&R Credit Agreement to, among other changes, permit the issuance of the convertible senior notes and the purchase of the convertible note hedge transactions described below, expand our flexibility to repurchase our common stock and make other restricted payments, and replace the total net leverage covenant with a new secured net leverage covenant that required us to maintain a consolidated secured net leverage ratio not to exceed 3.50:1 for the calendar quarters ending September 30, 2020, December 31, 2020, and March 31, 2021 and requires us to maintain a consolidated secured net leverage ratio not to exceed 3.00:1 for the calendar quarters ending thereafter.
As of December 31, 2021, there was no outstanding balance for the Revolving Credit Facility and we were in full compliance with all covenants. Refer to Note 9, Debt and Credit Agreements, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information. We expect to use future loans under the Revolving Credit Facility, if any, for working capital, potential acquisitions, and other general corporate purposes.
Convertible Senior Notes
On September 25, 2020, we completed a private offering of $575.0 million aggregate principal amount of 0.25% convertible senior notes (the “Notes”), including the exercise in full of the initial purchasers’ option to purchase up to an additional $75.0 million principal amount of the Notes. We received proceeds from the issuance of the Notes of $559.7 million, net of $15.3 million of transaction fees and other debt issuance costs. The Notes bear interest at a rate of 0.25% per year, payable semiannually in arrears on March 15 and September 15 of each year, beginning on March 15, 2021. The Notes are general senior, unsecured obligations of the Company and will mature on September 15, 2025, unless earlier redeemed, repurchased, or converted. Refer to Note 10, Convertible Senior Notes, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information.
During the fourth quarter of 2020, we used approximately $49.3 million of the net proceeds from the offering to pay the cost of the convertible note hedge transactions (partially offset by the proceeds to we received from the sale of the warrant transactions), approximately $53.0 million of the net proceeds to repurchase shares of our common stock from purchasers of the Notes, $150.0 million of the net proceeds to pay down outstanding borrowings under the Revolving Credit Facility, and $225.0 million for the acquisition of the 340B Link Business. We intend to use the remainder of the net proceeds from this offering for working capital and other general corporate purposes, which may include potential acquisitions, strategic transactions, and potential future repurchases of our common stock.
Uses of Cash
Our future uses of cash are expected to be primarily for working capital, capital expenditures, and other contractual obligations. We also expect a continued use of cash for potential acquisitions and acquisition-related activities, as well as repurchases of our common stock.
Our stock repurchase programs have a total of $54.9 million remaining for future repurchases as of December 31, 2021, which may result in additional use of cash. Refer to Note 15, Stock Repurchase Program, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information. In September 2020, we repurchased 749,300 shares of our common stock from purchasers of the Notes in the offering in privately negotiated transactions effected through one of the initial purchasers or its affiliate at an average price of $70.78 per share for an aggregate purchase price of approximately $53.0 million. The repurchases were made concurrently with the issuance of the Notes. The repurchases were separately authorized by the Board of Directors, and did not impact the total remaining for future purchases under the previously authorized stock purchase programs. There were no stock repurchases during the years ended December 31, 2021 and 2020 including under our stock repurchase programs, other than the separately-authorized one-time stock repurchase concurrent with the offering of the Notes in September 2020.
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
Cash Flows
The following table summarizes, for the periods indicated, selected items in our Consolidated Statements of Cash Flows:

	Year Ended December 31,
	2021	2020

	(In thousands)
Net cash provided by (used in):
Operating activities	$231,809	$185,870
Investing activities	(412,498)	(279,866)
Financing activities	47,363	456,269
Effect of exchange rate changes on cash and cash equivalents	(974)	437
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(134,300)	$362,710
Operating Activities
We expect cash from our operating activities to fluctuate in future periods as a result of a number of factors, including the timing of our billings and collections, our operating results, and the timing of other liability payments.
Net cash provided by operating activities was $231.8 million for the year ended December 31, 2021, primarily consisting of net income of $77.8 million adjusted for non-cash items of $157.3 million, offset by changes in assets and liabilities of $3.3 million. The non-cash items primarily consisted of depreciation and amortization expense of $73.0 million, share-based compensation expense of $53.2 million, amortization of discount on convertible senior notes of $18.6 million, amortization of operating lease right-of-use assets of $11.9 million, amortization of debt issuance costs of $3.4 million, and a change in deferred income taxes of $3.3 million. Changes in assets and liabilities include cash outflows from (i) an increase in accounts receivable and unbilled receivables of $41.0 million primarily due to an increase in billings driven by overall business growth and the timing of shipments as well as collections, (ii) an increase in inventories of $25.7 million to support forecasted sales, including advanced purchases of certain components, and higher costs of inventory, (iii) a decrease in other long-term liabilities of $14.9 million primarily due to a $6.2 million release of a certain net unrecognized tax benefit as a result of effective settlement with the tax authorities, as well as the release of deferral of certain payroll taxes related to the CARES Act, (iv) a decrease in operating lease liabilities of $12.5 million, (v) an increase in prepaid commissions of $6.9 million primarily due to timing of bookings and revenue recognition due to larger deal sizes across multiple products, services, and implementations for customers, (vi) an increase in prepaid expenses of $5.7 million, and (vii) an increase in other long-term assets of $3.3 million. These cash outflows were partially offset by (i) an increase in accrued liabilities of $34.9 million primarily due to an increase in rebates and lease buyout liabilities, (ii) an increase in accounts payables of $29.1 million primarily due to an overall increase in spending, including inventory spending, as well as timing of payments, (iii) an increase in deferred revenues of $24.2 million primarily due to an increase in billings driven by the timing of shipments in order to meet customers’ implementation schedules and recognition of revenues for products requiring installation, (iv) an increase in accrued compensation of $12.3 million primarily due to an increase in accrued commissions, as well as timing of payroll, (v) a decrease in investment in sales-type leases of $3.3 million, and (vi) a decrease in other current assets of $2.8 million.
Net cash provided by operating activities was $185.9 million for the year ended December 31, 2020, primarily consisting of net income of $32.2 million adjusted for non-cash items of $116.4 million and changes in assets and liabilities of $37.3 million. The non-cash items primarily consisted of depreciation and amortization expense of $61.1 million, share-based compensation expense of $44.7 million, amortization of operating lease right-of-use assets of $10.5 million, amortization of debt issuance costs of $1.6 million, amortization of discount on convertible senior notes of $4.8 million, and a change in deferred income taxes of $6.5 million. Changes in assets and liabilities include cash inflows from (i) a decrease in accounts receivable and unbilled receivables of $36.8 million primarily due to higher collections in the fourth quarter of 2020, (ii) a decrease in inventories of $12.4 million primarily due to timing of shipments and a focus on supply chain efficiencies, (iii) an increase in accrued compensation of $11.6 million primarily due to an increase in accrued commissions, as well as timing of payroll, (iv) an increase in deferred revenues of $7.6 million primarily due to the timing of shipments in order to meet customers’ implementation schedules and recognition of revenues for products requiring installation, (v) an increase in other long-term liabilities of $7.5 million primarily due to the deferral of certain payroll taxes related to the CARES Act, and (vi) an increase in accrued liabilities of $4.4 million. These cash inflows were partially offset by (i) a decrease in operating lease liabilities of $9.5 million, (ii) an increase in prepaid commissions of $8.1 million primarily due to an increase in bookings, (iii) an increase in other long-term assets of $7.7 million primarily due to an increase in unbilled receivables, (iv) an increase in other current assets of $6.4 million, (v) a decrease in accounts payables of $6.3 million primarily due to an overall decrease in spending, as well as timing of payments, (vi) an increase in investment in sales-type leases of $2.9 million, and (vii) an increase in prepaid expenses of $2.1 million.
Investing Activities
Net cash used in investing activities was $412.5 million for the year ended December 31, 2021, which consisted of $354.2 million consideration paid for our 2021 acquisitions, net of cash acquired, capital expenditures of $29.0 million for property and equipment, and $29.4 million for costs of software development for external use.
Net cash used in investing activities was $279.9 million for the year ended December 31, 2020, which consisted of $225.0 million consideration paid for the acquisition of the 340B Link Business, capital expenditures of $22.8 million for property and equipment, and $32.0 million for costs of software development for external use.
Financing Activities
Net cash provided by financing activities was $47.4 million for the year ended December 31, 2021, primarily due to $67.3 million in proceeds from employee stock option exercises and ESPP purchases, partially offset by $16.3 million in employees’ taxes paid related to restricted stock unit vesting and a net decrease in the customer funds balances of $3.7 million.
Net cash provided by financing activities was $456.3 million for the year ended December 31, 2020, primarily due to proceeds of $559.7 million from the issuance of the Notes, net of issuance costs, proceeds of approximately $51.3 million from the sale of warrants in connection with the issuance of the Notes, $150.0 million of proceeds under the Revolving Credit Facility, $54.3 million in proceeds from employee stock option exercises and ESPP purchases, and a net increase in the customer funds balances of $4.0 million, partially offset by repayments of $200.0 million under the Revolving Credit Facility, $100.6 million for the purchase of the convertible note hedge in connection with the issuance of the Notes, $53.0 million for repurchases of our stock, $8.7 million in employees’ taxes paid related to restricted stock unit vesting, and payments for debt issuance costs related to the Revolving Credit Facility of $0.6 million.

Contractual Obligations
Contractual obligations as of December 31, 2021 were as follows:

	Payments Due By Period
	Total	2022	2023 - 2024	2025 - 2026	2027 and thereafter

	(In thousands)
Operating leases (1)	$61,263	$15,434	$21,590	$13,356	$10,883
Purchase obligations (2)	170,147	158,465	11,612	41	29
Convertible senior notes (3)	580,750	1,437	2,875	576,438	—
Other (4)	871	183	440	248	—
Total (5)	$813,031	$175,519	$36,517	$590,083	$10,912
_________________________________________________
(1)Commitments under operating leases relate primarily to leased office buildings, data centers, office equipment, and vehicles. Refer to Note 12, Lessee Leases, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information.
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
(3)We issued convertible senior notes in September 2020 that are due in September 2025. The obligations presented above include both principal and interest for these notes. Although these notes mature in 2025, they may be converted into cash and shares of our common stock prior to maturity if certain conditions are met. Any conversion prior to maturity can result in repayment of the principal amounts sooner than the scheduled repayment as indicated in the table above. Refer to Note 10, Convertible Senior Notes, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information.
(4)Other commitments include various finance leases and other financing arrangements.
(5)Refer to Note 13, Commitments and Contingencies, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks related to fluctuations in foreign currency exchange rates and interest rates.
Foreign Currency Exchange Risk
We operate in foreign countries which expose us to market risk associated with foreign currency exchange rate fluctuations between the U.S. dollar and various foreign currencies, the most significant of which are the British Pound and the Euro. In order to manage foreign currency risk, at times we enter into foreign exchange forward contracts to mitigate risks associated with changes in spot exchange rates of mainly non-functional currency denominated assets or liabilities of our foreign subsidiaries. In general, the market risk related to these contracts is offset by corresponding gains and losses on the hedged transactions. By working only with major banks and closely monitoring current market conditions, we seek to limit the risk that counterparties to these contracts may be unable to perform. We do not enter into derivative contracts for trading purposes. As of December 31, 2021, we did not have any outstanding foreign exchange forward contracts.
Interest Rate Fluctuation Risk
We are exposed to interest rate risk through our borrowing activities. As of December 31, 2021, there was no outstanding balance under the A&R Credit Agreement, and the net carrying amount under our convertible senior notes was $488.2 million. Although our convertible senior notes are based on a fixed rate, changes in interest rates could impact the fair value of such notes. As of December 31, 2021, the fair market value of our convertible senior notes was $1.085 billion. Refer to Note 5, Fair Value of Financial Instruments, and Note 10, Convertible Senior Notes, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information.
We have used interest rate swap agreements to protect against adverse fluctuations in interest rates by reducing our exposure to variability in cash flows relating to interest payments on a portion of our outstanding debt. Our interest rate swaps, which were designated as cash flow hedges, involved the receipt of variable amounts from counterparties in exchange for us making fixed-rate payments over the life of the agreements. We do not hold or issue any derivative financial instruments for speculative trading purposes. As of December 31, 2021, we did not have any outstanding interest rate swap agreements. Our interest rate swap agreement matured during the second quarter of 2019.
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Report of Independent Auditors and Consolidated Financial Statements are included in Item 15 of this Annual Report on Form 10-K beginning on page F-1 and are incorporated herein by reference.
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
Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2021 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 using the criteria for effective internal control over financial reporting as described in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organization of the Treadway Commission (2013 framework) (the COSO Criteria). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2021.
Deloitte & Touche LLP, an independent registered public accounting firm, has issued its attestation report on our internal control over financial reporting as of December 31, 2021, which is included in Part IV, Item 15 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the year ended December 31, 2021.
ITEM 9B.    OTHER INFORMATION
None.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III
Certain information required by Part III is omitted from this Annual Report on Form 10-K because the registrant will file with the United States Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A in connection with the solicitation of proxies for Omnicell’s Annual Meeting of Stockholders expected to be held in May 2022 (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information included therein is incorporated herein by reference.
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
Our written Code of Conduct applies to all of our directors and employees, including executive officers, including without limitation our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Conduct is available on our investor relations website is located at ir.omnicell.com under the hyperlink entitled “Leadership & Governance—Governance Documents.” Changes to or waivers of the Code of Conduct will be disclosed on the same website. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any amendment to, or waiver of, any provision of the Code of Conduct by disclosing such information on the same website.
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

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULE
The following documents are included as part of this Annual Report on Form 10-K:
(1)    Consolidated Financial Statements:
(2)    Exhibits: The information required by this item is set forth on the exhibit index which precedes the signature page of this Annual Report on Form 10-K.
ITEM 16.    FORM 10-K SUMMARY
None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Omnicell, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Omnicell, Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2022, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Inventory Valuation — Refer to Note 1 to the financial statements
Critical Audit Matter Description
The Company records write-downs for excess and slow-moving inventory based on the Company’s estimate of demand for its products, potential obsolescence of technology, product life cycles, and whether pricing trends or forecasts indicate that the carrying value of inventory exceeds its estimated selling price. These estimates require management judgment and are impacted by market and economic conditions, technology changes, and new product introductions. The Company’s consolidated inventory balance is $119.9 million as of December 31, 2021.
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
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures over the inventory valuation included the following, among others:

•    We tested the effectiveness of controls over inventory for valuation.
•    We evaluated the appropriateness of management’s method, assumptions, and judgments used in developing their estimate of the excess and slow-moving inventory, which included consideration of demand for its products, potential obsolescence of technology, product life cycles, and pricing trends.
•    We tested certain underlying data used and considered in the excess and obsolete inventory assessment, including the amount of inventory on hand, forecasted demand, and historical sales.
•    We compared actual inventory usage and write-off activity in the current year to the excess and obsolete estimate by management in the prior year to evaluate management’s ability to make accurate estimates.
•    We evaluated the valuation of excess and obsolete inventory for understatement by making selections of individual inventory items and evaluating the appropriateness of the inventory valuation and management judgments based on relevant product specific information. These procedures also included certain inquiries of production planning and supply chain employees.
•    We evaluated whether the excess and obsolete inventory may be understated by evaluating write-off activity of inventory subsequent to December 31, 2021.

Capitalized Software - Software Development Costs for External Use — Refer to Notes 1 and 6 to the financial statements
Critical Audit Matter Description
The Company capitalizes certain costs for software that is to be sold, leased or otherwise marketed once technological feasibility has been established and amortizes these costs over the estimated lives of the related products. The determination of whether a project’s software development costs are capitalized or expensed could have a significant impact on the financial statements. The Company capitalized $29.4 million of software development costs in the year ended December 31, 2021 and had total external capitalized software development costs, net of accumulated amortization, of $97.0 million as of December 31, 2021.
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
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures to assess the appropriateness of capitalized software development costs included the following, among others:
•    We tested the effectiveness of management’s capitalized software development cost controls.
•    We obtained an understanding of management’s process for evaluating software development costs and the nature of software development costs capitalized.
•    We tested management’s method of calculating capitalized software development costs. For a sample of projects, we performed audit procedures to agree capitalized labor costs to time records and made certain inquiries of project members to further assess the reasonableness of time allocated to the selected projects.
•    For a sample of software development projects, we obtained an understanding of the new software enhancements and features planned for development by reviewing management’s project documentation and inquiring of project managers and engineers.
•    For a sample of software development projects, we tested the timing of software development cost recognition as either a capitalized or an expensed development cost, depending which stage of project development the cost was incurred. We also inquired of project managers and engineers regarding the date technological feasibility was reached and observed the new features developed in the working model.

Business Acquisitions - Valuation of Customer Relationship Intangible Assets — Refer to Note 1 and 2 to the financial statements
Critical Audit Matter Description
The Company completed the acquisitions of RxInnovation Inc., operating as FDS Amplicare, ReCept Holdings, Inc., and MarkeTouch Media, LLC (“Acquired Companies”) for consideration of $178.5 million, $102.5 million, and $82.6 million on September 9, 2021, December 29, 2021, and December 31, 2021, respectively. The Company accounted for the acquisitions of the Acquired Companies under the acquisition method. Accordingly, the purchase price paid for assets acquired and liabilities assumed was allocated, based on relative fair value, to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The Company estimated the fair value of Acquired Companies' identifiable intangible assets to be $136.1 million, including $122.1 million related to customer relationships.
There was a high degree of auditor judgment and subjectivity in applying audit procedures relating to the fair value measurement of intangible assets acquired, specifically the customer relationships, and the fair value of the customer relationship intangible assets acquired was estimated by management through a discounted cash flow model using the multi-period excess earnings method, which involved the use of significant estimates and assumptions related to revenue growth rates and other forecasted financial information, discount rates, and customer attrition rates, among certain other assumptions. The audit effort involved the use of professionals with specialized skill and knowledge to assist in evaluating the audit evidence obtained from these procedures.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the management’s estimates of the fair value of the customer relationships intangible assets included the following, among others:
•    We tested the effectiveness of internal controls over business combinations including (i) the controls over the valuation of the acquired intangible assets and (ii) controls over the forecasted financial information including assumptions of revenue growth rates and forecasted financial information, discount rates, and customer attrition rates selected by management.
•    With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodologies used and (2) discount rates, including testing the underlying source information, testing the mathematical accuracy of the calculations, and developing a range of independent estimates and comparing those to the discount rates selected by management.
•Compared the customer attrition rate to an independently developed estimate and for a sample of underlying data, agreed information to historical records of the Acquired Companies.
•    We evaluated the reasonableness of management’s forecasts of revenue growth rates, gross margin and operating income before taxes by comparing to:
◦Historical forecasting accuracy for previously acquired companies.
◦Analyst reports for the Company and the Acquired Companies, as well as industry reports, and comparison of historical rates to companies in the peer group.
◦Inquiries with appropriate individuals within the Company and Acquired Companies’ operations, engineering, and finance departments regarding the forecasts of revenue growth rates, gross margin and operating income before taxes.
•    We evaluated whether the audit evidence obtained through these procedures was consistent with evidence obtained in other areas of the audit.

/s/ Deloitte & Touche LLP
San Jose, California
February 25, 2022
We have served as the Company’s auditor since 2014.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Omnicell, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Omnicell, Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 25, 2022, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP

San Jose, California
February 25, 2022

OMNICELL, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020

	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$349,051	$485,928
Accounts receivable and unbilled receivables, net of allowances of $5,272 and $4,286, respectively	240,894	190,117
Inventories	119,924	96,298
Prepaid expenses	22,499	16,027
Other current assets	48,334	41,044
Total current assets	780,702	829,414
Property and equipment, net	71,141	59,073
Long-term investment in sales-type leases, net	18,391	22,156
Operating lease right-of-use assets	48,549	55,114
Goodwill	738,900	499,309
Intangible assets, net	277,616	168,211
Long-term deferred tax assets	15,883	15,019
Prepaid commissions	63,795	56,919
Other long-term assets	127,519	119,289
Total assets	$2,142,496	$1,824,504

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$71,513	$40,309
Accrued compensation	71,130	55,750
Accrued liabilities	133,167	80,311
Deferred revenues, net	112,196	100,053
Convertible senior notes, net	488,152	—
Total current liabilities	876,158	276,423
Long-term deferred revenues	20,194	5,673
Long-term deferred tax liabilities	51,705	39,633
Long-term operating lease liabilities	39,911	48,897
Other long-term liabilities	7,839	19,174
Convertible senior notes, net	—	467,201
Total liabilities	995,807	857,001
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value, 100,000 shares authorized; 54,073 and 52,677 shares issued; 44,179 and 42,783 shares outstanding, respectively	54	53
Treasury stock at cost, 9,894 shares outstanding, respectively	(238,109)	(238,109)
Additional paid-in capital	1,024,580	920,359
Retained earnings	368,571	290,722
Accumulated other comprehensive loss	(8,407)	(5,522)
Total stockholders’ equity	1,146,689	967,503
Total liabilities and stockholders’ equity	$2,142,496	$1,824,504
The accompanying notes are an integral part of these Consolidated Financial Statements.

OMNICELL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2021	2020	2019

	(In thousands, except per share data)
Revenues:
Product revenues	$812,512	$636,031	$659,602
Services and other revenues	319,506	256,177	237,425
Total revenues	1,132,018	892,208	897,027
Cost of revenues:
Cost of product revenues	422,855	354,004	344,914
Cost of services and other revenues	154,510	124,912	115,201
Total cost of revenues	577,365	478,916	460,115
Gross profit	554,653	413,292	436,912
Operating expenses:
Research and development	75,716	70,161	68,644
Selling, general, and administrative	389,430	307,605	289,916
Total operating expenses	465,146	377,766	358,560
Income from operations	89,507	35,526	78,352
Interest and other income (expense), net	(23,500)	(6,177)	(4,419)
Income before provision for income taxes	66,007	29,349	73,933
Provision for (benefit from) income taxes	(11,842)	(2,845)	12,595
Net income	$77,849	$32,194	$61,338
Net income per share:
Basic	$1.79	$0.76	$1.48
Diluted	$1.62	$0.74	$1.43
Weighted-average shares outstanding:
Basic	43,475	42,583	41,462
Diluted	47,943	43,743	42,943
The accompanying notes are an integral part of these Consolidated Financial Statements.

OMNICELL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2021	2020	2019

	(In thousands)
Net income	$77,849	$32,194	$61,338
Other comprehensive income (loss), net of reclassification adjustments:
Unrealized loss on interest rate swap contracts, net of tax	—	—	(420)
Foreign currency translation adjustments	(2,885)	3,924	1,828
Other comprehensive income (loss)	(2,885)	3,924	1,408
Comprehensive income	$74,964	$36,118	$62,746
The accompanying notes are an integral part of these Consolidated Financial Statements.

OMNICELL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
	Shares	Amount	Shares	Amount

	(In thousands)
Balances as of December 31, 2018	49,480	$50	(9,145)	$(185,074)	$678,041	$197,454	$(10,854)	$679,617
Net income	—	—	—	—	—	61,338	—	61,338
Other comprehensive income	—	—	—	—	—	—	1,408	1,408
At the market equity offering, net of costs	460	—	—	—	37,806	—	—	37,806
Share-based compensation	—	—	—		34,049	—	—	34,049
Issuance of common stock under employee stock plans	1,337	1	—	—	40,705	—	—	40,706
Tax payments related to restricted stock units	—	—	—	—	(9,670)	—	—	(9,670)
Balances as of December 31, 2019	51,277	51	(9,145)	(185,074)	780,931	258,792	(9,446)	845,254
Net income	—	—	—	—	—	32,194	—	32,194
Other comprehensive income	—	—	—	—	—	—	3,924	3,924
Share-based compensation	—	—	—	—	44,697	—	—	44,697
Issuance of common stock under employee stock plans	1,400	2	—	—	54,268	—	—	54,270
Tax payments related to restricted stock units		—	—	—	(8,738)	—	—	(8,738)
Stock repurchases	—	—	(749)	(53,035)	—	—	—	(53,035)
Equity component of convertible senior note issuance, net of issuance costs	—	—	—	—	97,830	—	—	97,830
Purchase of convertible note hedge	—	—	—	—	(100,625)	—	—	(100,625)
Sale of warrants	—	—	—	—	51,290	—	—	51,290
Tax benefits related to convertible senior notes and convertible note hedge	—	—	—	—	706	—	—	706
Cumulative effect of a change in accounting principle related to credit losses	—	—	—	—	—	(264)	—	(264)
Balances as of December 31, 2020	52,677	53	(9,894)	(238,109)	920,359	290,722	(5,522)	967,503
Net income	—	—	—	—	—	77,849	—	77,849
Other comprehensive loss	—	—	—	—	—	—	(2,885)	(2,885)
Share-based compensation	—	—	—	—	53,160	—	—	53,160
Issuance of common stock under employee stock plans	1,396	1	—	—	67,347	—	—	67,348
Tax payments related to restricted stock units	—	—	—	—	(16,286)	—	—	(16,286)
Balances as of December 31, 2021	54,073	$54	(9,894)	$(238,109)	$1,024,580	$368,571	$(8,407)	$1,146,689
The accompanying notes are an integral part of these Consolidated Financial Statements.

OMNICELL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020	2019

	(In thousands)
Operating Activities
Net income	$77,849	$32,194	$61,338
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	72,990	61,067	53,559
Loss on disposal of property and equipment	433	267	445
Share-based compensation expense	53,160	44,697	34,049
Deferred income taxes	(3,272)	(6,546)	(1,339)
Amortization of operating lease right-of-use assets	11,941	10,528	10,562
Amortization of debt issuance costs	3,440	1,597	2,204
Amortization of discount on convertible senior notes	18,608	4,766	—
Changes in operating assets and liabilities:
Accounts receivable and unbilled receivables	(40,973)	36,842	(21,540)
Inventories	(25,695)	12,359	(8,123)
Prepaid expenses	(5,678)	(2,081)	2,909
Other current assets	2,801	(6,408)	(2,010)
Investment in sales-type leases	3,346	(2,882)	(3,699)
Prepaid commissions	(6,876)	(8,057)	(2,719)
Other long-term assets	(3,258)	(7,675)	4,528
Accounts payable	29,084	(6,300)	7,893
Accrued compensation	12,312	11,595	2,495
Accrued liabilities	34,859	4,374	3,045
Deferred revenues	24,179	7,620	5,445
Operating lease liabilities	(12,503)	(9,543)	(10,040)
Other long-term liabilities	(14,938)	7,456	6,006
Net cash provided by operating activities	231,809	185,870	145,008
Investing Activities
Software development for external use	(29,368)	(32,024)	(45,770)
Purchases of property and equipment	(28,967)	(22,842)	(15,894)
Business acquisitions, net of cash acquired	(354,163)	(225,000)	—
Net cash used in investing activities	(412,498)	(279,866)	(61,664)
Financing Activities
Proceeds from revolving credit facility	—	150,000	—
Repayment of debt and revolving credit facility	—	(200,000)	(90,000)
Payments for debt issuance costs for revolving credit facility	—	(550)	(2,321)
Proceeds from issuance of convertible senior notes, net of issuance costs	—	559,665	—
Purchase of convertible note hedge	—	(100,625)	—
Proceeds from sale of warrants	—	51,290	—
At the market equity offering, net of offering costs	—	—	37,806
Proceeds from issuances under stock-based compensation plans	67,348	54,270	40,706
Employees’ taxes paid related to restricted stock units	(16,286)	(8,738)	(9,670)
Stock repurchases	—	(53,035)	—
Change in customer funds, net	(3,699)	3,992	—
Net cash provided by (used in) financing activities	47,363	456,269	(23,479)
Effect of exchange rate changes on cash and cash equivalents	(974)	437	153
Net increase (decrease) in cash, cash equivalents, and restricted cash	(134,300)	362,710	60,018
Cash, cash equivalents, and restricted cash at beginning of period	489,920	127,210	67,192
Cash, cash equivalents, and restricted cash at end of period	$355,620	$489,920	$127,210
The accompanying notes are an integral part of these Consolidated Financial Statements.

OMNICELL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Year Ended December 31,
	2021	2020	2019

	(In thousands)
Reconciliation of cash, cash equivalents, and restricted cash to the Consolidated Balance Sheets:
Cash and cash equivalents	$349,051	$485,928	$127,210
Restricted cash included in Other current assets	6,569	3,992	—
Cash, cash equivalents, and restricted cash at end of period	$355,620	$489,920	$127,210

Supplemental cash flow information
Cash paid for interest	$1,917	$522	$3,582
Income taxes paid (refunds received), net	$(1,733)	$10,343	$7,761

Supplemental disclosure of non-cash activities
Unpaid purchases of property and equipment	$883	$405	$913
Transfers between inventory and property and equipment, net	$1,876	$—	$1,552
Transfers from prepaid expenses to property and equipment	$—	$—	$3,313
Balance transfer from term loan to revolving credit facility	$—	$—	$80,000
The accompanying notes are an integral part of these Consolidated Financial Statements.

OMNICELL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1.     Organization and Summary of Significant Accounting Policies
Business
Omnicell, Inc. was incorporated in California in 1992 under the name Omnicell Technologies, Inc. and reincorporated in Delaware in 2001 as Omnicell, Inc. The Company’s major products and related services are medication management solutions and adherence tools for healthcare systems and pharmacies, which are sold in its principal market, the healthcare industry. The Company’s market is primarily located in the United States and Europe. “Omnicell” or the “Company” collectively refer to Omnicell, Inc. and its subsidiaries.
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
On September 9, 2021, the Company completed its acquisition of RxInnovation Inc., operating as FDS Amplicare (“FDS Amplicare”); on December 29, 2021, the Company completed its acquisition of ReCept Holdings, Inc. (“ReCept”); and on December 31, 2021, the Company completed its acquisition of MarkeTouch Media, LLC (“MarkeTouch Media”). The Consolidated Financial Statements include the results of operations of these recently acquired companies, commencing as of the respective acquisition dates. The significant accounting policies of the acquired businesses have been aligned to conform to the accounting policies of Omnicell.
Use of Estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s Consolidated Financial Statements and accompanying Notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact the Company in the future, actual results may be different from the estimates. The Company’s critical accounting policies are those that affect its financial statements materially and involve difficult, subjective, or complex judgments by management. Those policies are revenue recognition; allowance for credit losses for accounts receivable and unbilled receivables; notes receivable from investment in sales-type leases; operating lease right-of-use assets and liabilities; inventory valuation; capitalized software development costs; impairment of goodwill; purchased intangibles and long-lived assets; fair value of assets acquired and liabilities assumed in business combinations; convertible senior notes; share-based compensation; and accounting for income taxes. As of December 31, 2021, the Company is not aware of any events or circumstances that would require an update to its estimates, judgments, or revisions to the carrying value of its assets or liabilities.
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
Software-as-a-service (“SaaS”), subscription software, and technology-enabled services. Emerging software and service solutions which are offered on a subscription basis with fees typically based either on transaction volume or a fee over a specified period of time. Solutions in this category include, but are not limited to, EnlivenHealth inclusive of FDS Amplicare and MarkeTouch Media, 340B solutions, ReCept management services, and services associated with Omnicell One, Central Pharmacy Dispensing Services, including the XR2 Automated Central Pharmacy system, and Central Pharmacy Compounding Services, including IV compounding automation solutions.
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
It is probable the entity will collect the consideration to which it will be entitled in exchange for the goods or services that will be transferred to the customer. The Company performs a credit check for all significant customers or transactions and where collectability is not probable, payment in full or a substantial down payment prior to shipment is typically required to help assure the full agreed upon contract price will be collected.
Distinct goods or services are identified as performance obligations. A series of distinct goods or services that are substantially the same and that have the same pattern of transfer to the customer are considered a single performance obligation. Where a good or service is determined not to be distinct, the Company combines the good or service with other promised goods or services until a bundle of goods or services that is distinct is identified. To identify its performance obligations, the Company considers all of the products or services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices. When performance obligations are included in separate contracts, the Company considers an entire customer arrangement to determine if separate contracts should be considered combined for the purposes of revenue recognition. Most of the Company’s sales, other than renewals of support and maintenance, contain multiple performance obligations, with a combination of hardware systems, software products, consumables, support and maintenance, and professional services.
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
The Company recognizes revenue when the performance obligation has been satisfied by transferring a promised good or service to a customer. The good or service is transferred when or as the customer obtains control of the good or service. Determining when control transfers requires management to make judgments that affect the timing of revenues recognized. Generally, for products requiring a complex implementation, control passes when the product is installed and ready for use. For all other products, control generally passes when product has been shipped and title has passed. For maintenance contracts and certain other services, including SaaS, subscription software, and technology-enabled services, provided on a subscription basis, control passes to the customer over time, generally ratably over the service term as the Company provides a stand-ready service for the customer’s equipment. Time and material services transfer control to the customer at the time the services are provided. The portion of the transaction price allocated to the Company’s unsatisfied performance obligations recorded as deferred revenues, net of deferred cost of goods sold, at December 31, 2021 and 2020 were $132.4 million and $105.7 million, respectively, of which $112.2 million and $100.1 million, respectively, are expected to be completed within one year and are presented as current deferred revenues, net on the Consolidated Balance Sheets. Remaining performance obligations primarily relate to maintenance contracts and are recognized ratably over the remaining term of the contract, generally not more than five years.
Revenues, contract assets, and contract liabilities are recorded net of associated taxes.
The Company generally invoices customers for products upon shipment. Invoicing associated with the service portion of agreements are generally periodic and are billed on a monthly, quarterly, or annual basis. In certain circumstances, multiple years are billed at one time.
The amount invoiced for equipment and software is typically reflected in both accounts receivable and deferred revenues, net. The Company typically recognizes product revenue, and correspondingly reduces deferred revenues, net, for equipment and on-premise software upon written customer acceptance of installation. Consumables are recorded as revenue upon shipment to or receipt by the customer, depending upon contract terms. The portion of deferred revenues, net, not expected to be recognized as revenue within twelve months of the balance sheet date are included in long-term deferred revenues on the Consolidated Balance Sheets.
From time to time, the Company enters into change orders which modify the product to be received by the customer pursuant to certain contracts. Changes to any contract are accounted for as a modification of the existing contract to the extent the goods and services to be delivered as part of the contract are generally consistent with the nature and type of those to be provided under the terms of the original contract. Examples of such change orders include the addition or removal of units of equipment or changes to the configuration of the equipment where the overall nature of the contract remains intact. The Company’s change orders generally result in the change being accounted for as modifications of existing contracts given the nature of the impacted orders.
In the normal course of business, the Company typically does not accept product returns unless the item is defective as manufactured or the configuration of the product is incorrect. The Company establishes provisions for estimated returns based on historical product returns. The allowance for sales returns is not material to the Consolidated Financial Statements for any periods presented.
The Company contracts with Group Purchasing Organizations (“GPOs”), each of which functions as a purchasing agent on behalf of member hospitals and other healthcare providers. The Company also has a Federal Supply Schedule Contract with the Department of Veterans Affairs (the “GSA Contract”), allowing the Department of Veterans Affairs, the Department of Defense, and other Federal government customers to purchase the Company’s products. Pursuant to the terms of GPO agreements and the GSA Contract, each member or agency contracts directly with Omnicell and can purchase the Company’s products at pre-negotiated contract terms and pricing. GPOs are often owned fully or in part by the Company’s customers, and the Company pays fees to the GPO on completed contracts. The Company also pays the Industrial Funding Fee (“IFF”) to the Department of Veterans Affairs under the GSA Contract. The Company considers these fees consideration paid to customers and records them as reductions to revenue. Fees to GPOs and the IFF were $17.5 million, $9.7 million, and $11.1 million for the years ended December 31, 2021, 2020, and 2019, respectively. The accounts receivable balances are with individual members of the GPOs and Federal agencies that purchase under the GSA Contract, and therefore no significant concentration of credit risk exists. During the year ended December 31, 2021, sales to members of the ten largest GPOs and Federal agencies that purchase under the GSA Contract accounted for approximately 67% of the Company’s total consolidated revenues.
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
Significant changes in the contract assets and the contract liabilities balances during the period are the result of the issuance of invoices and recognition of deferred revenues in the normal course of business. The contract modifications entered into during the year ended December 31, 2021 did not have a significant impact on the Company’s contract assets or deferred revenues.
Contract Costs
The Company has determined that certain incentive portions of its sales commission plans require capitalization since these payments are directly related to sales achieved during a time period. These commissions are earned on the basis of the total purchase order value of new product bookings. Since there are no commensurate commissions earned on renewal of the service bookings, the Company concluded that the capitalized asset is related to services provided under both the initial contract and renewal periods. The Company applies a practical expedient to account for the incremental costs of obtaining a contract as part of a portfolio of contracts with similar characteristics as the Company expects the effect on the financial statements of applying the practical expedient would not differ materially from applying the accounting guidance to the individual contracts within the portfolio. A pool of contracts is defined as all contracts booked in a particular quarter. The amortization for the capitalized asset is an estimate of the pool’s original contract term, generally one to five years, plus an estimate of future customer renewal periods resulting in a total amortization period of ten years. Costs to obtain a contract are allocated amongst performance obligations and recognized as sales and marketing expense consistent with the pattern of revenue recognition. Capitalized costs are periodically reviewed for impairment. In accordance with GAAP, while certain compensation elements are expensed as incurred, a portion of the pool’s capitalized asset is recorded as an expense over the first five quarters after booking, which represents the estimated period during which the product revenue associated with the contract is recorded. The remaining capitalized contract costs are recorded as expense ratably over the ten year estimated initial and renewal service periods. The Company recognized contract cost expense of $25.8 million, $22.1 million, and $24.4 million during the years ended December 31, 2021, 2020, and 2019, respectively. The commission expenses paid or due to be paid as of the consolidated balance sheet date to be recognized in future periods are recorded in long-term prepaid commissions on the Consolidated Balance Sheets. There was no impairment loss recorded related to capitalized prepaid commissions as of and for the year ended December 31, 2021.

Lessor Leases
The Company determines if an arrangement is a lease at inception. The transaction price is allocated to separate performance obligations, generally consisting of a combination of hardware systems, software products, support and maintenance, and professional services, proportionally based on the standalone selling price of each performance obligation. Standalone selling price is best evidenced by the price the Company charges for the good or service when selling it separately in similar circumstances to similar customers. Other than for the renewal of annual support services contracts, the Company’s products and services are not generally sold separately. The Company uses an amount discounted from the list price as a best estimated selling price.
Sales-Type Leases
The Company enters into non-cancelable sales-type lease arrangements, most of which do not have an option to extend the lease term. At the end of the lease term, the customer must either return the equipment or negotiate a new agreement, resulting in a new purchase or lease transaction. Failure of the customer to either return the equipment or negotiate a new agreement results in the contract becoming a month-to-month rental. Certain sales-type leases automatically renew for successive one-year periods at the end of each lease term without written notice from the customer. The Company’s sales-type lease agreements do not contain any material residual value guarantees.
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
The Company optimizes cash flows by selling a majority of its non-U.S. government sales-type leases to third-party leasing finance companies on a non-recourse basis. The Company has no obligation to the leasing company once the lease has been sold. Some of the Company’s sales-type leases, mostly those relating to U.S. government hospitals which comprise approximately 69% of the lease receivable balance, are retained in-house.
Operating Leases
The Company entered into certain leasing agreements that were classified as operating leases prior to the adoption of Accounting Standards Codification (“ASC”) 842, Leases. Those agreements in place prior to January 1, 2019 continue to be treated as operating leases, however, any leasing agreements entered into on or after January 1, 2019 under these programs are classified and accounted for as sales-type leases in accordance with ASC 842. The operating lease arrangements entered into prior to January 1, 2019 are non-cancelable, and most automatically renew for successive one-year periods at the end of each lease term absent written notice from the customer. The Company’s operating lease agreements do not contain any material residual value guarantees.
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
The allowance for credit losses is presented in the Consolidated Balance Sheets as a deduction from the respective asset balance. As of December 31, 2021 and 2020, the allowance for credit losses for long-term unbilled receivables and net investment in sales-type leases were not material.
Funds Held for Customers and Customer Fund Liabilities
With the acquisition of the 340B Link Business and ReCept, the Company offers certain products and services in which it is customary for pharmacies or insurance payors to owe funds to the Company which are collected on behalf of, and, after a short holding period, disbursed to, the Company’s customers. The Company presents amounts due from pharmacies and amounts due to be disbursed to customers on a gross basis within other current assets and accrued liabilities, respectively, in the Consolidated Balance Sheets, as such amounts are expected to be settled within one year. Generally, any funds received from the pharmacies or insurance payors that are held by the Company are segregated from its other corporate cash accounts. These funds are classified as restricted cash as the Company is contractually obligated to disburse these amounts to customers.
Sales of Accounts Receivable
The Company records the sale of its accounts receivables in accordance with accounting guidance for transfers and servicing of financial assets. The Company transferred non-recourse accounts receivable totaling $46.7 million, $58.8 million, and $48.3 million during the years ended December 31, 2021, 2020, and 2019, respectively, which approximated fair value, to leasing companies on a non-recourse basis. Accounts receivable balance included approximately $5.6 million and $7.8 million due from third-party leasing companies for transferred non-recourse accounts receivable as of December 31, 2021 and 2020, respectively.
Cash and Cash Equivalents
The Company classifies all highly-liquid investments with original maturities of three months or less as cash equivalents. The Company’s cash and cash equivalent balances include bank accounts and highly-liquid U.S. Government money market funds held in sweep and asset management accounts with financial institutions of high credit quality. The Company continuously monitors the credit worthiness of the financial institutions in which it invests. The Company has not experienced any credit losses from its cash equivalents. Cash and cash equivalents were $349.1 million and $485.9 million as of December 31, 2021 and 2020, respectively. As of December 31, 2021 and 2020, cash equivalents were $320.2 million and $447.2 million, respectively, which consisted of money market funds held in sweep and asset management accounts.
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
The Company's interest rate swap agreements qualify as cash flow hedging instruments in accordance with ASC 815, Derivatives and Hedging. The Company records its interest rate swap agreements on its Consolidated Balance Sheets at fair value. The effective portion of changes in fair value are recorded in accumulated other comprehensive loss and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Any ineffective portion is recognized in earnings. On a quarterly basis, the Company performs a qualitative assessment to determine effectiveness. Refer to Note 5, Fair Value of Financial Instruments, for additional information. As of December 31, 2021, the Company did not have any outstanding interest rate swap agreements.

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
The Company has a supply agreement with one primary supplier for construction and supply of several sub-assemblies and inventory management of sub-assemblies used in its hardware products. There are no minimum purchase requirements. The contract with the Company’s supplier may be terminated by either the supplier or by the Company without cause and at any time upon delivery of six months’ notice. Purchases from this supplier were $103.2 million, $76.3 million, and $75.1 million for the years ended December 31, 2021, 2020, and 2019, respectively.
Shipping Costs
Outbound freight billed to customers is recorded as product revenue. The related shipping and handling costs are expensed as part of selling, general, and administrative expense. Shipping and handling expenses were $18.2 million, $15.6 million, and $15.9 million for the years ended December 31, 2021, 2020, and 2019, respectively.
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
The Company capitalizes costs related to computer software developed or obtained for internal use in accordance with ASC 350-40, Internal-Use Software. Software obtained for internal use includes enterprise-level business and finance software that the Company customizes to meet its specific operational needs, as well as certain costs for the development of its subscription and cloud-based offerings sold to its customers. Costs incurred in the application development phase are capitalized and amortized over their useful lives, which is generally five years. Costs recognized in the preliminary project phase and the post-implementation phase are expensed as incurred. The Company capitalized $12.7 million and $6.8 million of costs related to the application development of enterprise-level software and its subscription and cloud-based offerings that were included in property and equipment during the years ended December 31, 2021 and 2020, respectively.
Software Development Costs
The Company capitalizes certain software development costs in accordance with ASC 985-20, Costs of Software to Be Sold, Leased, or Marketed, under which those costs incurred subsequent to the establishment of technological feasibility may be capitalized and amortized over the estimated lives of the related products. The Company establishes technological feasibility when it completes a detail program design or a working model. The Company amortizes development costs over the estimated lives of the related products, which is generally five years. The Company capitalized software development costs of $29.4 million and $32.0 million, which are included in other long-term assets as of December 31, 2021 and 2020, respectively. The Company recorded $26.4 million, $23.1 million, and $17.5 million to cost of revenues for amortization of capitalized software development costs for the years ended December 31, 2021, 2020, and 2019, respectively. All development costs prior to the completion of a detail program design or a working model are recognized as research and development expense.

Lessee Leases
The Company determines if an arrangement is a lease at inception. Operating lease right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As most of its lease contracts do not provide an implicit rate, the Company uses its incremental borrowing rate based on information available at the commencement date in determining the present value of the lease payments. Lease expense is recognized on a straight-line basis over the lease term. The Company does not recognize a right-of-use asset and a lease liability for leases with an initial term of twelve months or less. The Company elected the practical expedient to not separate lease components from nonlease components and applied that practical expedient to all material classes of leased assets.
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
Business Combinations
The Company uses the acquisition method of accounting under ASC 805, Business Combinations. Each acquired company’s operating results are included in the Company’s Consolidated Financial Statements starting on the acquisition date. The purchase price is equivalent to the fair value of consideration transferred. Tangible and identifiable intangible assets acquired and liabilities assumed as of the acquisition date are recorded at the acquisition date fair value. Goodwill is recognized for the excess of purchase price over the net fair value of assets acquired and liabilities assumed.
Amounts allocated to assets and liabilities are based upon fair values. Such valuations require management to make significant estimates and assumptions, especially with respect to the identifiable intangible assets. Management makes estimates of fair value based upon assumptions believed to be reasonable and that of a market participant. These estimates are based on available historical information as well as future expectations, and the estimates are inherently uncertain. The separately identifiable intangible assets generally include customer relationships, acquired technology, backlog, trade names, and non-compete agreements.
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
To determine the reporting unit’s fair value under the quantitative approach, the Company uses a combination of income and market approaches, equally weighting the two approaches, such as estimated discounted future cash flows of the reporting unit, multiples of earnings or revenues, and analysis of recent sales or offerings of comparable entities. The Company also considers its market capitalization on the date of the analysis to ensure the reasonableness of its reporting unit’s fair value.
The Company performed a qualitative impairment assessment analysis as of October 1, 2021 for its reporting unit taking into consideration past, current, and projected future earnings, recent trends, market conditions, and valuation metrics involving similar companies that are publicly-traded. Based on the result of this analysis, an impairment does not exist as of December 31, 2021, and there were no accumulated impairment losses.
Intangible Assets
In connection with its acquisitions, the Company generally recognizes assets for customer relationships, acquired technology, backlog, trade names, and non-compete agreements. Intangible assets are carried at cost less accumulated amortization. Such amortization is provided on a straight-line basis or on an accelerated basis based on a pattern of economic benefit that is expected to be obtained over the estimated useful lives of the respective assets. Amortization for acquired technology and backlog is recognized in cost of revenues, and amortization for customer relationships, trade names, non-compete agreements, and patents is recognized in selling, general, and administrative expenses.
The Company assesses the impairment of identifiable intangible assets whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable. Recoverability of an asset is measured by the comparison of the carrying amount to the sum of the undiscounted estimated future cash flows the asset is expected to generate, offset by estimated future costs to dispose of the product to which the asset relates. If an asset is considered to be impaired, the amount of such impairment would be measured as the difference between the carrying amount of the asset and its fair value. The Company’s cash flow assumptions are based on historical and forecasted future revenue, operating costs, and other relevant factors. Assumptions and estimates about the remaining useful lives of the Company’s intangible assets are subjective and are affected by changes to its business strategies. If management’s estimates of future operating results change, or if there are changes to other assumptions, the estimate of the fair value of the Company’s assets could change significantly. Such change could result in impairment charges in future periods, which could have a significant impact on the Company’s operating results and financial condition. For the years ended December 31, 2021 and 2020, there were no events or changes in circumstances to indicate that intangible assets carrying amounts may not be recoverable.
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

The fair value of performance-based stock unit awards (“PSUs”) with service and market conditions is estimated using a Monte Carlo simulation model applying a multiple awards approach. Expense is recognized when it is probable that the performance condition will be met using the accelerated attribution method over the requisite service period.
Forfeiture rates are estimated based on the Company’s historical experience with equity awards that were granted and forfeited prior to vesting. The valuation assumptions used in estimating the fair value of employee share-based awards may change in future periods.
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
Recently Adopted Authoritative Guidance
In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The update simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC 740, Income Taxes, as well as improves consistent application of and simplifies the guidance for other areas of ASC 740 by clarifying and amending existing guidance. The Company adopted ASU 2019-12 on January 1, 2021 on a prospective basis. The adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.
Recently Issued Authoritative Guidance
In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). The update simplifies the accounting for convertible debt instruments by reducing the number of accounting models and the number of embedded conversion features that could be recognized separately from the primary contract. ASU 2020-06 also enhances transparency and improves disclosures for convertible instruments and earnings per share guidance. ASU 2020-06 also requires the application of the if-converted method for calculating diluted earnings per share and the treasury stock method is no longer permitted for convertible instruments. This update permits the use of either the modified retrospective or fully retrospective method of transition. The Company will adopt ASU 2020-06 on January 1, 2022, and expects to use the modified retrospective method of transition. The Company’s adoption of the update is estimated to result in an increase in convertible senior notes, net of issuance costs, of $75.4 million; a decrease in additional paid-in capital of $72.7 million; a decrease of long-term deferred tax liabilities of $19.8 million; a decrease in long-term deferred tax assets of $0.5 million; and an increase in retained earnings of $16.7 million, all as of January 1, 2022. In December 2021, the Company made an irrevocable election under the indenture to require the principal portion of the Company's convertible senior notes to be settled in cash and any conversion consideration in excess of the principal portion in cash and/or shares of the Company's common stock at the Company's option upon conversion. Following the irrevocable election, only the amounts expected to be settled in excess of the principal portion are considered dilutive in calculating earnings per share under the if-converted method.
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The update addresses diversity in practice by requiring that an acquirer recognize and measure contract assets and liabilities acquired in a business combination in accordance with ASC 606, Revenue from Contracts with Customers. The guidance will be applied prospectively to acquisitions occurring on or after the effective date. ASU 2021-08 will be effective for the Company beginning January 1, 2023, and early adoption is permitted. The Company is currently evaluating the impact ASU 2021-08 will have on its Consolidated Financial Statements.
There was no other recently issued and effective authoritative guidance that is expected to have a material impact on the Company’s Consolidated Financial Statements through the reporting date.
Note 2.    Business Combinations
The Company accounted for its acquisitions in accordance with ASC 805, Business Combinations. The tangible and intangible assets acquired and liabilities assumed were recorded at fair value on the respective acquisition dates. Intangible assets eligible for recognition separate from goodwill were those that satisfied either the contractual or legal criterion or the separability criterion in the accounting guidance. The preliminary fair values assume management’s best estimates based on information available at the respective acquisition date and may change over the measurement period, which will end no later than one year from the respective acquisition date, as additional information is received. The Company believes that the fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions and estimates that market participants would use. Actual results may differ from these estimates and assumptions.
The Company's Consolidated Financial Statements include the results of operations of each acquired company, commencing as of the respective acquisition dates. Acquisition-related costs were expensed as incurred, and are included in selling, general, and administrative expenses in the Company’s Consolidated Statements of Operations.
2021 Acquisitions
MarkeTouch Media
On December 31, 2021, the Company completed the acquisition of all of the outstanding equity interests in MarkeTouch Media pursuant to the terms and conditions of the Unit Purchase Agreement, dated December 31, 2021, by and among ateb, Inc. (a wholly-owned subsidiary of the Company), MarkeTouch Media, LLC, MarkeTouch Holdings, Inc., Toucan Enterprises, Inc., and certain beneficial stockholders specified therein for a base purchase price of $82.0 million, prior to customary adjustments for closing cash, net working capital, and assumed indebtedness. The MarkeTouch Media acquisition adds mobile and web-based technology and patient engagement solutions, which is expected to expand the footprint of EnlivenHealth across the retail pharmacy sector, while enhancing potential growth opportunities in new market segments like specialty pharmacy and pharmacy benefits management.
The Company incurred approximately $1.2 million in acquisition-related costs related to the MarkeTouch Media acquisition during the year ended December 31, 2021.
ReCept
On December 29, 2021, the Company completed the acquisition of all outstanding equity securities of ReCept pursuant to the terms and conditions of the Agreement and Plan of Merger, dated December 1, 2021, by and among Omnicell, Inc., ReCept Holdings, Inc., Redfish Acquisition Corp, and the representative of the securityholders for a base purchase price of $100.0 million, prior to customary adjustments for closing cash, net working capital, and assumed indebtedness. The addition of ReCept’s specialty pharmacy management services for health systems, provider groups, and federally qualified health centers expands Omnicell’s Advanced Services portfolio in an effort to address the growing and complex specialty pharmacy market.
The Company incurred approximately $2.5 million in acquisition-related costs related to the ReCept acquisition during the year ended December 31, 2021.
FDS Amplicare
On September 9, 2021, the Company completed the acquisition of all of the outstanding equity interests in FDS Amplicare pursuant to the terms and conditions of the Agreement and Plan of Merger, dated July 25, 2021, by and among RxInnovation Inc., Omnicell, Inc., Fleming Acquisition Corp., and the representative of the securityholders for a base purchase price of $177.0 million, prior to customary adjustments for closing cash, net working capital, and assumed indebtedness. The FDS Amplicare acquisition adds a comprehensive and complementary suite of SaaS financial management, analytics, and population health solutions to the Company’s EnlivenHealth offering.
The Company incurred approximately $7.0 million in acquisition-related costs related to the FDS Amplicare acquisition during the year ended December 31, 2021. Revenues and net losses from the FDS Amplicare operations since the acquisition date through December 31, 2021 were $11.3 million and $0.9 million, respectively.

The following tables represent the preliminary allocation of the respective purchase price to the assets acquired and the liabilities assumed by the Company as part of each acquisition included in the Company’s Consolidated Balance Sheets, and is reconciled to the respective purchase price transferred:

	FDS Amplicare (1)	ReCept (Preliminary) (2)	MarkeTouch Media (Preliminary)

	(In thousands)
Purchase price transferred:
Base purchase price	$177,000	$100,000	$82,000
Add: Closing cash	465	6,664	191
Add: Net working capital adjustment	1,654	(2,296)	448
Less: Assumed indebtedness	(653)	(1,902)	(13)
Total purchase price transferred	$178,466	$102,466	$82,626

	FDS Amplicare (Preliminary) (1)	ReCept (Preliminary) (2)	MarkeTouch Media (Preliminary)
Fair value of assets acquired and liabilities assumed:
Cash and cash equivalents	$465	$—	$237
Accounts receivable and unbilled receivables	5,330	2,383	2,302
Prepaid expenses	506	192	96
Other current assets	45	13,955	—
Total current assets	6,346	16,530	2,635
Property and equipment	444	172	177
Operating lease right-of-use assets	2,252	773	602
Goodwill	117,374	81,588	42,530
Intangible assets	70,000	28,100	38,000
Other long-term assets	51	200	2,850
Total assets	196,467	127,363	86,794
Accounts payable	950	219	473
Accrued compensation	1,312	1,756	—
Accrued liabilities	1,396	18,499	292
Deferred revenues	1,916	222	347
Long-term deferred tax liabilities	11,377	3,587	—
Long-term operating lease liabilities	920	614	206
Other long-term liabilities	130	—	2,850
Total liabilities	18,001	24,897	4,168
Total purchase price	$178,466	$102,466	$82,626
Total purchase price, net of cash acquired	$178,001	$95,897	$82,389
_________________________________________________
(1)    During the fourth quarter of 2021, the Company recorded measurement period adjustments of $1.5 million to goodwill, consisting of an increase in intangible assets, accounts receivable and unbilled receivables, and long-term deferred tax liabilities of $0.4 million, $1.1 million, and $0.1 million, respectively, and a net working capital adjustment of $0.1 million.
(2)    Closing cash is included in other current assets due to its restrictive nature as cash held for customers.

The $117.4 million of goodwill arising from the FDS Amplicare acquisition is primarily attributed to future sales of SaaS solutions and FDS Amplicare’s assembled workforce. None of the FDS Amplicare goodwill is expected to be deductible for tax purposes. The $81.6 million of goodwill arising from the ReCept acquisition is primarily attributed to future sales of its offerings and services and ReCept’s assembled workforce. None of the ReCept goodwill is expected to be deductible for tax purposes. The $42.5 million of goodwill arising from the MarkeTouch Media acquisition is primarily attributed to future sales of SaaS solutions and MarkeTouch Media’s assembled workforce. The full amount of the MarkeTouch Media goodwill is expected to be deductible for tax purposes.
The identifiable intangible assets acquired and their estimated useful lives for amortization are as follows:

	FDS Amplicare (1)		ReCept		MarkeTouch Media
	Fair value	Useful life (years)	Fair value	Useful life (years)	Fair value	Useful life (years)

	(In thousands, except for years)
Customer relationships	$59,900	23	$28,100	23	$34,100	26
Acquired technology	7,700	5 - 7	—	—	2,100	4
Backlog	—	—	—	—	1,800	2
Trade names	2,400	5	—	—	—	—
Total purchased intangible assets	$70,000		$28,100		$38,000
_________________________________________________
(1)    During the fourth quarter of 2021, the Company recorded a measurement period adjustment of $0.4 million in customer relationships.
The customer relationships intangible assets represent the fair values of the underlying relationships and agreements with each acquired company's customers. The acquired technology intangible assets represent the fair values of the portfolio of SaaS solutions that have reached technological feasibility and were part of the respective acquired company’s offerings at their respective acquisition dates. The backlog intangible asset represents contractually committed future billings associated with MarkeTouch Media customer contracts. The trade names intangible asset represents the fair value of brand and name recognition associated with the marketing of certain FDS Amplicare SaaS solutions.
The fair values of the customer relationships and backlog intangible assets were determined based on the excess earnings method, and the fair values of the acquired technology and trade names intangible assets were determined based on the relief-from-royalty method. The key assumptions used in estimating the fair values of intangible assets included forecasted financial information; customer attrition rates; royalty rate of 10.0% for the acquired technology intangible assets for both FDS Amplicare and MarkeTouch Media; royalty rate of 2.0% for the FDS Amplicare trade names intangible asset; discount rate of 13.0% for the FDS Amplicare acquisition; discount rate of 15.0% for the ReCept acquisition; discount rate of 11.5% for the MarkeTouch Media acquisition; and certain other assumptions.
The customer relationships and acquired technology intangible assets are being amortized using a double-declining method of amortization as such method better represents the economic benefits to be obtained. The backlog and trade names intangible assets are being amortized over their respective estimated useful lives using the straight-line method of amortization.
2020 Acquisition
340B Link Business
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

The following table represents the allocation of the purchase price to the assets acquired and the liabilities assumed by the Company as part of the acquisition included in the Company's Consolidated Balance Sheets, and is reconciled to the purchase price transferred:

340B Link Business (1)

(In thousands)
Accounts receivable and unbilled receivables	$8,197
Prepaid expenses	232
Other current assets	23,040
Total current assets	31,469
Property and equipment	531
Operating lease right-of-use assets	3,138
Goodwill	160,268
Intangible assets	62,800
Total assets	258,206
Accounts payable	568
Accrued liabilities	23,715
Long-term deferred tax liabilities	6,334
Long-term operating lease liabilities	2,589
Total liabilities	33,206
Total purchase price	$225,000
_________________________________________________
(1)    During the third quarter of 2021, the Company recorded measurement period adjustments of $0.9 million to goodwill, consisting of an increase in other current assets, a decrease in accrued liabilities, and a decrease in long-term deferred tax liabilities of $0.3 million, $0.1 million, and $0.5 million, respectively.
The $160.3 million of goodwill arising from the 340B Link Business acquisition is primarily attributed to sales of future software-enabled services and solutions and the 340B Link Business’s assembled workforce. Approximately $93.7 million of the 340B Link Business goodwill is expected to be deductible for tax purposes.
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
Pro Forma Financial Information
The following table presents certain unaudited pro forma consolidated financial information for the years ended December 31, 2021, 2020, and 2019 as if the FDS Amplicare, ReCept, and MarkeTouch Media acquisitions had been completed on January 1, 2020 and the 340B Link Business acquisition had been completed on January 1, 2019. The unaudited pro forma financial information is presented for informational purposes only, and is not indicative of what would have occurred had the acquisitions taken place on those respective dates. The unaudited pro forma financial information combines the historical results of the acquisitions with the Company’s consolidated historical results and includes certain adjustments including, but not limited to, amortization and depreciation of intangible assets and property and equipment acquired; imputed interest, interest expense, and amortization of debt issuance costs related to acquisitions, as applicable; and certain acquisition-related costs incurred.

	Year Ended December 31,
	2021	2020	2019

	(In thousands)
Pro forma revenues	$1,195,473	$986,310	$929,106
Pro forma net income	$79,981	$22,615	$56,897
Note 3.    Revenues
Disaggregation of Revenues
The following table summarizes the Company’s revenues disaggregated by revenue type for the years ended December 31, 2021, 2020, and 2019:

	Year Ended December 31,
	2021	2020	2019

	(In thousands)
Connected devices, software licenses, and other	$739,074	$560,368	$573,844
Technical services	206,989	202,383	194,183
Consumables	73,438	75,663	85,758
SaaS, subscription software, and technology-enabled services	112,517	53,794	43,242
Total revenues	$1,132,018	$892,208	$897,027
The following table summarizes the Company’s revenues disaggregated by geographic region, which is determined based on customer location, for the years ended December 31, 2021, 2020, and 2019:

	Year Ended December 31,
	2021	2020	2019

	(In thousands)
United States	$1,020,788	$797,602	$806,900
Rest of world (1)	111,230	94,606	90,127
Total revenues	$1,132,018	$892,208	$897,027
_________________________________________________
(1)    No individual country represented more than 10% of total revenues.

Contract Assets and Contract Liabilities
The following table reflects the Company’s contract assets and contract liabilities:

	December 31,
	2021	2020

	(In thousands)
Short-term unbilled receivables, net (1)	$17,208	$13,895
Long-term unbilled receivables, net (2)	18,084	17,205
Total contract assets	$35,292	$31,100

Short-term deferred revenues, net	$112,196	$100,053
Long-term deferred revenues	20,194	5,673
Total contract liabilities	$132,390	$105,726
_________________________________________________
(1)     Included in accounts receivable and unbilled receivables in the Consolidated Balance Sheets.
(2)    Included in other long-term assets in the Consolidated Balance Sheets.
Short-term deferred revenues of $112.2 million and $100.1 million include deferred revenues from product sales and service contracts, net of deferred cost of sales of $22.4 million and $21.0 million, as of December 31, 2021 and 2020, respectively. The short-term deferred revenues from product sales relate to delivered and invoiced products, pending installation and acceptance, expected to occur within the next twelve months. During the year ended December 31, 2021, the Company recognized revenues of $96.8 million that were included in the corresponding gross short-term deferred revenues balance of $121.1 million as of December 31, 2020.
Long-term deferred revenues include deferred revenues from product and service contracts of $20.2 million and $5.7 million as of December 31, 2021 and 2020, respectively. Remaining performance obligations are primarily recognized ratably over the remaining term of the contract, generally not more than ten years.
Significant Customers
There were no customers that accounted for more than 10% of the Company’s total revenues for the years ended December 31, 2021, 2020, and 2019. Also, there were no customers that accounted for more than 10% of the Company’s accounts receivable balance as of December 31, 2021 and 2020.
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

The basic and diluted net income per share calculations for the years ended December 31, 2021, 2020, and 2019 were as follows:

	Year Ended December 31,
	2021	2020	2019

	(In thousands, except per share data)
Net income	$77,849	$32,194	$61,338
Weighted-average shares outstanding – basic	43,475	42,583	41,462
Effect of dilutive securities from stock award plans	2,136	1,160	1,481
Effect of convertible senior notes	2,044	—	—
Effect of warrants	288	—	—
Weighted-average shares outstanding – diluted	47,943	43,743	42,943
Net income per share – basic	$1.79	$0.76	$1.48
Net income per share – diluted	$1.62	$0.74	$1.43

Anti-dilutive weighted-average shares related to stock award plans	156	2,054	926
Anti-dilutive weighted-average shares related to convertible senior notes and warrants	—	11,816	—
Note 5.    Fair Value of Financial Instruments
Fair Value Hierarchy
The Company measures its financial instruments at fair value. The Company’s cash, cash equivalents, and restricted cash are classified within Level 1 of the fair value hierarchy as they are valued primarily using quoted market prices utilizing market observable inputs. The Company’s interest rate swap contracts and credit facility are classified within Level 2 as the valuation inputs are based on quoted prices or market observable data of similar instruments. The Company’s convertible senior notes are classified within Level 2 as the valuation inputs are based on quoted prices in an inactive market on the last day in the reporting period. As of December 31, 2021 and 2020, the fair value of the convertible senior notes was $1.085 billion and $782.3 million, respectively, compared to their carrying value of $488.2 million and $467.2 million, respectively, which are net of unamortized discount and debt issuance costs and excludes amounts classified within additional paid-in capital. Refer to Note 9, Debt and Credit Agreements, for further information regarding the Company’s credit facility and Note 10, Convertible Senior Notes, for further information regarding the Company’s convertible senior notes.
Interest Rate Swap Contracts
During 2016, the Company entered into an interest rate swap agreement with a combined notional amount of $100.0 million with one counterparty that became effective on June 30, 2016 and matured on April 30, 2019. The swap agreement required the Company to pay a fixed rate of 0.8% and provided that the Company receive a variable rate based on the one month LIBOR rate subject to a LIBOR floor of 0.0%. Amounts payable by or due to the Company were net settled with the respective counterparty on the last business day of each month, commencing July 31, 2016. The Company’s interest rate swap agreement matured during the second quarter of 2019, and, as of December 31, 2021 and 2020, the Company did not have any outstanding interest rate swap agreements.

Note 6.    Balance Sheet Components
Balance sheet details as of December 31, 2021 and 2020 are presented in the tables below:

	December 31,
	2021	2020

	(In thousands)
Inventories:
Raw materials	$48,215	$28,205
Work in process	11,009	7,973
Finished goods	60,700	60,120
Total inventories	$119,924	$96,298

Other current assets:
Funds held for customers, including restricted cash (1)	$20,405	$18,164
Net investment in sales-type leases, current portion	10,665	10,246
Prepaid income taxes	6,656	10,095
Other current assets	10,608	2,539
Total other current assets	$48,334	$41,044

Other long-term assets:
Capitalized software, net	$96,995	$94,027
Unbilled receivables, net	18,084	17,205
Deferred debt issuance costs	3,156	4,253
Other long-term assets	9,284	3,804
Total other long-term assets	$127,519	$119,289

Accrued liabilities:
Operating lease liabilities, current portion	$12,947	$12,197
Customer fund liabilities	31,727	18,164
Advance payments from customers	8,191	6,981
Rebates and lease buyouts	44,644	21,815
Group purchasing organization fees	7,115	4,412
Taxes payable	3,771	3,520
Other accrued liabilities	24,772	13,222
Total accrued liabilities	$133,167	$80,311
_________________________________________________
(1)    Includes restricted cash of $6.6 million and $4.0 million as of December 31, 2021 and 2020, respectively.
The following table summarizes the changes in accumulated balances of other comprehensive income (loss), which consisted of foreign currency translation adjustments, for the years ended December 31, 2021 and 2020:

(In thousands)
Balance as of December 31, 2019	$(9,446)
Other comprehensive income	3,924
Balance as of December 31, 2020	(5,522)
Other comprehensive loss	(2,885)
Balance as of December 31, 2021	$(8,407)

Note 7.    Property and Equipment
The following table represents the property and equipment balances as of December 31, 2021 and 2020:

	December 31,
	2021	2020

	(In thousands)
Equipment	$89,272	$81,034
Furniture and fixtures	7,580	7,498
Leasehold improvements	20,623	19,517
Software	60,856	50,230
Construction in progress	14,757	7,095
Property and equipment, gross	193,088	165,374
Accumulated depreciation and amortization	(121,947)	(106,301)
Total property and equipment, net	$71,141	$59,073
Depreciation and amortization expense of property and equipment was $20.1 million, $18.3 million, and $17.2 million for the years ended December 31, 2021, 2020, and 2019, respectively.
The geographic location of the Company’s property and equipment, net, is based on the physical location in which it is located. The following table summarizes the geographic information for property and equipment, net, as of December 31, 2021 and 2020:

	December 31,
	2021	2020

	(In thousands)
United States	$66,788	$53,203
Rest of world (1)	4,353	5,870
Total property and equipment, net	$71,141	$59,073
_________________________________________________
(1)    No individual country represented more than 10% of total property and equipment, net.
Note 8.    Goodwill and Intangible Assets
Goodwill
The following table represents changes in the carrying amount of goodwill:

(In thousands)
Balance as of December 31, 2019	$336,539
Additions (1)	161,117
Foreign currency exchange rate fluctuations	1,653
Balance as of December 31, 2020	499,309
Additions (1)	242,964
Measurement period adjustments (1)	(2,321)
Foreign currency exchange rate fluctuations	(1,052)
Balance as of December 31, 2021	$738,900
_________________________________________________
(1)     Refer to Note 2, Business Combinations, for further information.

Intangible Assets, Net
The carrying amounts and useful lives of intangible assets as of December 31, 2021 and 2020 were as follows:

	December 31, 2021
	Gross carrying amount (1)	Accumulated amortization	Foreign currency exchange rate fluctuations	Net carrying amount	Useful life (years)

	(In thousands, except for years)
Customer relationships	$309,989	$(78,093)	$(933)	$230,963	10 - 30
Acquired technology	95,466	(55,859)	6	39,613	4 - 20
Backlog	1,800	—	—	1,800	2
Trade names	9,200	(5,600)	14	3,614	5 - 12
Patents	2,462	(1,186)	—	1,276	2 - 20
Non-compete agreements	600	(250)	—	350	3
Total intangibles assets, net	$419,517	$(140,988)	$(913)	$277,616

	December 31, 2020
	Gross carrying amount (1)	Accumulated amortization	Foreign currency exchange rate fluctuations	Net carrying amount	Useful life (years)

	(In thousands, except for years)
Customer relationships	$187,889	$(64,254)	$(777)	$122,858	10 - 30
Acquired technology	86,029	(44,851)	6	41,184	5 - 20
Backlog	1,150	(1,078)	—	72	4
Trade names	7,850	(5,794)	14	2,070	1 - 12
Patents	2,930	(1,455)	2	1,477	2 - 20
Non-compete agreements	600	(50)	—	550	3
Total intangibles assets, net	$286,448	$(117,482)	$(755)	$168,211
_________________________________________________
(1)     The differences in gross carrying amounts between periods are primarily due to additions of intangible assets in connection with acquisitions, partially offset by the write-off of certain fully amortized intangible assets.
Amortization expense of intangible assets was $26.5 million, $19.7 million, and $18.9 million for the years ended December 31, 2021, 2020, and 2019, respectively.
The estimated future amortization expenses for amortizable intangible assets were as follows:

December 31, 2021

(In thousands)
2022	$35,400
2023	31,486
2024	22,985
2025	20,859
2026	17,885
Thereafter	149,001
Total	$277,616

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
2019 Revolving Credit Facility
On November 15, 2019, the Company refinanced the Prior Credit Agreement and entered into an Amended and Restated Credit Agreement (as subsequently amended as discussed below, the “A&R Credit Agreement”) with the lenders from time to time party thereto, Wells Fargo Securities, LLC, Citizens Bank, N.A., and JPMorgan Chase Bank, N.A., as joint lead arrangers, and Wells Fargo Bank, National Association, as administrative agent. The A&R Credit Agreement superseded the Prior Credit Agreement and provides for (a) a five-year revolving credit facility of $500.0 million (the “Revolving Credit Facility”) and (b) an uncommitted incremental loan facility of up to $250.0 million (the “Incremental Facility”). In addition, the A&R Credit Agreement includes a letter of credit sub-limit of up to $15.0 million and a swing line loan sub-limit of up to $25.0 million. The A&R Credit Agreement has an expiration date of November 15, 2024, upon which date all remaining outstanding borrowings will be due and payable.
On November 15, 2019, the $80.0 million outstanding term loan balance under the Prior Facilities was transferred to the Revolving Credit Facility.
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

The A&R Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, dividends, and other distributions. The A&R Credit Agreement contains financial covenants that require the Company and its subsidiaries to not exceed a maximum total secured net leverage ratio (as described above) and maintain a minimum interest coverage ratio. In addition, the A&R Credit Agreement contains certain customary events of default including, but not limited to, failure to pay interest, principal, and fees or other amounts when due, material misrepresentations or misstatements in any representation or warranty, covenant defaults, certain cross defaults to other material indebtedness, certain judgment defaults, and events of bankruptcy. The Company’s obligations under the A&R Credit Agreement and any swap obligations and banking services obligations owing to a lender (or an affiliate of a lender) are guaranteed by certain of its domestic subsidiaries and secured by substantially all of its and such subsidiary guarantors’ assets. In connection with entering into the A&R Credit Agreement, and as a condition precedent to borrowing loans thereunder, the Company and certain of the Company’s other direct and indirect subsidiaries have entered into certain ancillary agreements, including, but not limited to, a reaffirmation agreement, which amends certain terms of the existing collateral agreement and reaffirms their obligations under the existing guaranty agreement. The Company was in full compliance with all covenants as of December 31, 2021.
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
In connection with the A&R Credit Agreement, the Company incurred and capitalized an additional $2.3 million of debt issuance costs. In connection with the Amendment on September 22, 2020, the Company incurred and capitalized an additional $0.6 million of debt issuance costs. The debt issuance costs are being amortized to interest expense using the straight-line method through 2024. Amortization expense related to debt issuance costs for credit agreements was approximately $1.1 million, $1.0 million, and $2.2 million for the years ended December 31, 2021, 2020, and 2019, respectively.
Interest expense (exclusive of fees and debt issuance cost amortization) was approximately $0.5 million and $3.6 million for the years ended December 31, 2020 and 2019, respectively. No interest expense was incurred during the year ended December 31, 2021 as there was no outstanding balance under the Revolving Credit Facility.
The following table represents changes in the balance of the Company’s deferred debt issuance costs:

(In thousands)
Balance as of December 31, 2020	$4,253
Amortization	(1,097)
Balance as of December 31, 2021	$3,156
As of each of December 31, 2021 and 2020, there was no outstanding balance for the Revolving Credit Facility.
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
During the three months ended December 31, 2021, the conditional conversion feature of the Notes was triggered, based on the price of the Company’s common stock, as the last reported sale price of the Company’s common stock was greater than or equal to 130% of the then applicable conversion price for the Notes for at least 20 trading days during the period of 30 consecutive trading days ending on December 31, 2021, the last trading day of the fiscal quarter. Accordingly, the Notes are convertible, in whole or in part, at the option of the holders during the first quarter of 2022. Whether the Notes will be convertible following the first fiscal quarter of 2022 will depend on the continued satisfaction of this condition or another conversion condition in the future. The Company classified the Notes as a current liability in its Consolidated Financial Statements as of December 31, 2021 based on its irrevocable election to settle the principal amount in cash as discussed below.
Under the original terms of the Indenture, upon conversion, the Company could satisfy its conversion obligation by paying or delivering a combination of cash and shares of its common stock, at the Company’s election, in the manner and subject to the terms and conditions provided in the Indenture. On December 13, 2021, the Company irrevocably elected to fix its settlement method to a combination of cash and shares of the Company’s common stock with the specified cash amount per $1,000 principal amount of Notes of at least $1,000. As a result, for Notes converted on or after December 13, 2021, a converting noteholder will receive (i) up to $1,000 in cash per $1,000 principal amount of Notes and (ii) cash and/or shares of the Company’s common stock, at the Company’s option for any conversion consideration in excess of $1,000. In addition, the Company continues to have the ability to set the specified cash amount per $1,000 principal amount of Notes above $1,000. The initial conversion rate for the Notes is 10.2751 shares of the Company’s common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $97.32 per share of the Company’s common stock, subject to adjustment under certain circumstances in accordance with the terms of the Indenture. In addition, following certain corporate events that occur prior to the maturity date of the Notes or if the Company delivers a notice of redemption in respect of the Notes, the Company will, under certain circumstances, increase the conversion rate of the Notes for a holder who elects to convert its Notes (or any portion thereof) in connection with such a corporate event or convert its Notes called (or deemed called) for redemption during the related redemption period (as defined in the Indenture), as the case may be.
If the Company undergoes a fundamental change, holders may require, subject to certain exceptions, the Company to repurchase for cash all or any portion of their Notes at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. As of December 31, 2021, none of the criteria for a fundamental change or a conversion rate adjustment had been met.
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
Convertible debt instruments that may be settled in cash are required to be separated into liability and equity components. The allocation to the liability component is based on the fair value of a similar instrument that does not contain an equity conversion option. Based on this debt-to-equity ratio, debt issuance costs are then allocated to the liability and equity components in a similar manner. Accordingly, at issuance, the Company allocated $461.8 million to the debt liability and $72.7 million to additional paid in capital, net of applicable issuance costs and deferred taxes. The difference between the principal amount of the Notes and the liability component, inclusive of issuance costs, represents the debt discount, which the Company will amortize to interest expense over the term of the Notes using an effective interest rate of 4.18%. The determination of the discount rate required certain estimates and assumptions. As of December 31, 2021, the remaining life of the Notes and the related debt discount and issuance cost accretion is approximately 3.7 years.
The maximum number of shares issuable upon conversion, including the effect of a fundamental change and subject to other conversion rate adjustments, would be 5.9 million shares. As of December 31, 2021, the if-converted value of the Notes exceeded the principal amount by $491.1 million.
The Notes consisted of the following balances reported in the Consolidated Balance Sheets as of December 31, 2021 and 2020:

	December 31,
	2021	2020

	(In thousands)
Liability:
Principal amount	$575,000	$575,000
Unamortized discount	(77,136)	(95,744)
Unamortized debt issuance costs	(9,712)	(12,055)
Convertible senior notes, liability component (1)	$488,152	$467,201
Convertible senior notes, equity component (2)	$72,732	$72,732
_________________________________________________
(1)    Classified as a current liability as of December 31, 2021 and a long-term liability as of December 30, 2020 in the Consolidated Balance Sheets.
(2)    Included in additional paid-in capital in the Consolidated Balance Sheets.
The following table summarizes the components of interest expense resulting from the Notes recognized in interest and other income (expense), net in the Consolidated Statements of Operations for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020

	(In thousands)
Contractual coupon interest	$1,438	$379
Amortization of discount	$18,608	$4,766
Amortization of debt issuance costs	$2,343	$600
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
Separately from the convertible note hedge, the Company entered into warrant transactions to sell to the option counterparties warrants to acquire, subject to customary anti-dilution adjustments, up to approximately 5.9 million shares of its common stock in the aggregate at an initial strike price of $141.56 per share. The warrants require net share or net cash settlement upon the Company’s election. The Company received aggregate proceeds of approximately $51.3 million for the issuance of the warrants, which was recorded in additional paid-in capital at issuance in the Consolidated Balance Sheets. The warrants could separately have a dilutive effect to the Company’s common stock to the extent that the market price per share of its common stock exceeds the strike price of the warrants.
Note 11.     Lessor Leases
Sales-Type Leases
On a recurring basis, the Company enters into multi-year, sales-type lease agreements with the majority varying in length from one to five years. The following table presents the Company’s income recognized from sales-type leases for the years ended December 31, 2021, 2020, and 2019:

	Year Ended December 31,
	2021	2020	2019

	(In thousands)
Sales-type lease revenues	$21,887	$26,040	$37,175
Cost of sales-type lease revenues	(8,918)	(10,624)	(14,985)
Selling profit on sales-type lease revenues	$12,969	$15,416	$22,190

Interest income on sales-type lease receivables	$1,869	$1,933	$1,756
The receivables as a result of these types of transactions are collateralized by the underlying equipment leased and consist of the following components at December 31, 2021 and 2020:

	December 31,
	2021	2020

	(In thousands)
Net minimum lease payments to be received	$31,444	$35,331
Less: Unearned interest income portion	(2,388)	(2,929)
Net investment in sales-type leases	29,056	32,402
Less: Current portion (1)	(10,665)	(10,246)
Long-term investment in sales-type leases, net	$18,391	$22,156
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
The maturity schedule of future minimum lease payments under sales-type leases retained in-house and the reconciliation to the net investment in sales-type leases reported on the Consolidated Balance Sheets was as follows:

December 31, 2021

(In thousands)
2022	$11,490
2023	8,482
2024	5,710
2025	3,768
2026	1,607
Thereafter	387
Total future minimum sales-type lease payments	31,444
Present value adjustment	(2,388)
Total net investment in sales-type leases	$29,056

Operating Leases
The Company entered into certain leasing agreements that were classified as operating leases prior to the adoption of ASC 842, Leases. These agreements in place prior to January 1, 2019 continue to be treated as operating leases, however any leasing agreements entered into on or after January 1, 2019 under these programs are classified and accounted for as sales-type leases in accordance with ASC 842. The operating lease arrangements generally have initial terms of one to seven years. The following table represents the Company’s income recognized from operating leases for the years ended December 31, 2021, 2020, and 2019:

	Year Ended December 31,
	2021	2020	2019

	(In thousands)
Rental income	$10,467	$11,668	$12,660
The maturity schedule of future minimum lease payments under operating leases was as follows:

December 31, 2021

(In thousands)
2022	$6,318
2023	2,858
2024	852
2025	256
2026	89
Thereafter	179
Total future minimum operating lease payments	$10,552
Note 12. Lessee Leases
The Company has operating leases for office buildings, data centers, office equipment, and vehicles. The Company’s leases have initial terms of one to 12 years. As of December 31, 2021, the Company did not have any additional material operating leases that were entered into, but not yet commenced.
The maturity schedule of future minimum lease payments under operating leases and the reconciliation to the operating lease liabilities reported on the Consolidated Balance Sheets was as follows:

December 31, 2021

(In thousands)
2022	$15,434
2023	11,553
2024	10,037
2025	6,899
2026	6,457
Thereafter	10,883
Total operating lease payments	61,263
Present value adjustment	(8,405)
Total operating lease liabilities (1)	$52,858
_________________________________________________
(1)    Amount consists of a current and long-term portion of operating lease liabilities of $12.9 million and $39.9 million, respectively. The current portion of the operating lease liabilities is included in accrued liabilities in the Consolidated Balance Sheets.
Operating lease costs were $15.0 million, $14.3 million, and $14.6 million for the years ended December 31, 2021, 2020, and 2019, respectively. Short-term lease costs and variable lease costs were not material for the years ended December 31, 2021, 2020, and 2019, respectively.

The following table summarizes supplemental cash flow information related to the Company’s operating leases for the years ended December 31, 2021, 2020, and 2019:

	Year Ended December 31,
	2021	2020	2019

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities	$15,625	$14,490	$14,636
Right-of-use assets obtained in exchange for new lease liabilities	$5,503	$10,025	$1,204
The following table summarizes the weighted-average remaining lease term and weighted-average discount rate related to the Company’s operating leases as of December 31, 2021 and 2020:

	December 31,
	2021	2020
Weighted-average remaining lease term, years	5.2	5.9
Weighted-average discount rate, %	5.5%	5.8%
Note 13.     Commitments and Contingencies
Purchase Obligations
In the ordinary course of business, the Company issues purchase orders based on its current manufacturing needs. As of December 31, 2021, the Company had non-cancelable purchase commitments of $170.1 million, of which $158.5 million are expected to be paid within the next twelve months.
Legal Proceedings
The Company is currently involved in various legal proceedings.
A class action lawsuit was filed against the Company, on June 5, 2019, in the Circuit Court of Cook County, Illinois, Chancery Division, captioned Corey Heard, individually and on behalf of all others similarly situated v. Omnicell, Inc., Case No. 2019-CH-06817 (the “Heard Action”). The complaint seeks class certification, monetary damages in the form of statutory damages for willful and/or reckless or, in the alternative, negligent violation of the Illinois Biometric Information Privacy Act (“BIPA”), and certain declaratory, injunctive, and other relief based on causes of action directed to allegations of violation of BIPA by the Company. The complaint was served on the Company on June 13, 2019. On July 31, 2019, the Company filed a motion to stay or consolidate the case with the action Yana Mazya, et al. v. Northwestern Lake Forest Hospital, et al., Case No. 2018-CH-07161, pending in the Circuit Court of Cook County, Illinois, Chancery Division (the “Mazya Action”). The Court subsequently, on October 10, 2019, denied the motion, without prejudice, as being moot in view of the dismissal of the claims against the Company in the Mazya Action. The Company filed a motion to dismiss the complaint in the Heard Action on October 31, 2019. The hearing on the Company’s motion to dismiss was held on September 2, 2020. The Court ruled from the bench and dismissed the complaint without prejudice giving plaintiff leave to file an amended complaint by September 30, 2020. Plaintiff filed an amended complaint on September 30, 2020 and the Company subsequently filed a motion to dismiss the amended complaint on October 28, 2020, which was fully briefed, but the Court had not heard oral argument on the motion. The parties entered into a settlement agreement on January 25, 2022. On February 1, 2022, the Court granted preliminary approval of the settlement. The Court has scheduled a status conference for June 1, 2022. Subject to final approval of the settlement, the Company intends to defend the lawsuit vigorously.
On December 21, 2020, Becton, Dickinson and Company (“BD”) filed a complaint against the Company in the United States District Court for the Middle District of North Carolina, asserting claims of misappropriation under the Defend Trade Secrets Act, misappropriation under the North Carolina Trade Secrets Protection Act, unfair competition, and unfair/deceptive trade practices in violation of North Carolina law (the “BD Complaint”). This action (the “BD Action”) was commenced in relation to another action brought by BD, in the same Court (the “Related Matter”) against a former BD employee who is also a former Company employee (the “Former Employee”) alleging that the Former Employee had violated the Former Employee’s legal obligations to BD regarding BD’s confidential and trade secret information when the Former Employee allegedly downloaded certain documents from BD’s information technology system following the end of the Former Employee’s employment with BD. In connection with the Related Matter, BD, the Former Employee, and the Company entered into a protocol with the purpose of facilitating the return to BD of any BD documents that may have been resident, as a result of the Former Employee’s actions, on any devices belonging to the Former Employee or the Company. The BD Complaint seeks injunctive relief and monetary damages in the form of compensatory, punitive, and exemplary damages, attorneys’ fees and costs, and pre-judgment and post-judgment interest. On March 17, 2021, the parties filed a joint motion to stay the BD Action, which motion was granted by the Court on June 8, 2021. The stay has since been lifted and the Company’s answer to the BD Complaint is due March 9, 2022, unless an extension to such stay is mutually agreed to by the parties and approved by the Court. The Company intends to defend the lawsuit vigorously.
As required under ASC 450, Contingencies, the Company accrues for contingencies when it believes that a loss is probable and that it can reasonably estimate the amount of any such loss. The Company has not recorded any material accrual for contingent liabilities associated with the legal proceedings described above based on its belief that any potential material loss, while reasonably possible, is not probable. Further, any possible range of loss in these matters cannot be reasonably estimated at this time or is not deemed material. The Company believes that it has valid defenses with respect to these legal proceedings pending against it. However, litigation is inherently unpredictable, and it is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of any of these legal proceedings or because of the diversion of management’s attention and the creation of significant expenses.
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
In addition, the Company has in the past and may in the future warrant to its customers that its products will conform to functional specifications for a limited period of time following the date of installation (generally not exceeding 30 days) or that its software media is free from material defects. Sales contracts for certain of the Company’s medication packaging systems often include limited warranties for up to six months, but the periodic activity and ending warranty balances the Company records have historically not been material.
From time to time, the Company may also warrant that its professional services will be performed in a good and workmanlike manner or in a professional manner consistent with industry standards. The Company generally seeks to disclaim most warranties, including any implied or statutory warranties such as warranties of merchantability, fitness for a particular purpose, title, quality, and non-infringement, as well as any liability with respect to incidental, consequential, special, exemplary, punitive, or similar damages. In some states, such disclaimers may not be enforceable. If necessary, the Company would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history. The Company has not been subject to any significant claims for such losses and has not incurred any material costs in defending or settling claims related to these indemnification obligations. Accordingly, the Company believes it is unlikely that the Company will be required to pay any material amounts pursuant to these indemnification obligations or potential warranty claims and, therefore, no material liabilities have been recorded for such indemnification obligations as of December 31, 2021 and 2020.

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
There was a total of 0.9 million shares reserved for future issuance under the ESPP as of December 31, 2021.
Stock Award Plans
2009 Equity Incentive Plan
The 2009 Equity Incentive Plan (“2009 Plan”), as amended, provides for the issuance of incentive stock options, RSAs, RSUs, PSUs, and other stock awards to the Company’s employees, directors, and consultants. There were 5.5 million shares of common stock reserved for future issuance under the 2009 Plan as of December 31, 2021.
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
Share-Based Compensation Expense
The following table sets forth the total share-based compensation expense recognized in the Company’s Consolidated Statements of Operations:

	Year Ended December 31,
	2021	2020	2019

	(In thousands)
Cost of product and service revenues	$7,994	$7,469	$5,648
Research and development	7,663	6,497	6,604
Selling, general, and administrative	37,503	30,731	21,797
Total share-based compensation expense	$53,160	$44,697	$34,049
The Company did not capitalize any material share-based compensation amounts to inventory, capitalized software, or internal-use software for the years ended December 31, 2021 and 2020. Income tax benefits realized from share-based compensation were $26.6 million, $10.3 million, and $11.0 million, for the years ended December 31, 2021, 2020, and 2019, respectively.

ESPP
The following assumptions were used to value shares granted under the ESPP for the years ended December 31, 2021, 2020, and 2019:

Year Ended December 31,
	2021	2020	2019
Expected life, years	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Expected volatility, %	27.4% - 53.5%	30.4% - 53.5%	28.2% - 39.9%
Risk-free interest rate, %	0.1% - 2.6%	0.1% - 2.7%	1.3% - 2.7%
Dividend yield, %	—%	—%	—%
For the years ended December 31, 2021 and 2020, employees purchased approximately 287,000 and 333,000 shares of common stock, respectively, under the ESPP at a weighted-average price of $62.14 and $48.77, respectively. As of December 31, 2021, the unrecognized compensation cost related to the shares to be purchased under the ESPP was approximately $1.9 million and is expected to be recognized over a weighted-average period of 1.3 years.
Stock Options
The following assumptions were used to value stock options granted pursuant to the 2009 Plan for the years ended December 31, 2021, 2020, and 2019:

	Year Ended December 31,
	2021	2020	2019
Expected life, years	4.9	4.7	4.4
Expected volatility, %	31.5%	39.4%	33.7%
Risk-free interest rate, %	0.9%	0.7%	2.0%
Estimated forfeiture rate, %	7.9%	5.7%	7.2%
Dividend yield, %	—%	—%	—%
The following table summarizes the stock option activity under the 2009 Plan during the year ended December 31, 2021:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Years	Aggregate Intrinsic Value

	(In thousands, except per share data)
Outstanding at December 31, 2020	3,932	$62.50	7.8	$226,160
Granted	160	129.21
Exercised	(901)	54.99
Expired	(14)	62.58
Forfeited	(223)	76.57
Outstanding at December 31, 2021	2,954	$67.35	6.9	$334,119
Exercisable at December 31, 2021	1,636	$55.13	6.0	$204,949
Vested and expected to vest at December 31, 2021 and thereafter	2,845	$66.67	6.9	$323,666
The weighted-average fair value per share of options granted during the years ended December 31, 2021, 2020, and 2019 was $35.17, $26.48, and $23.54, respectively. The intrinsic value of options exercised during the years ended December 31, 2021, 2020, and 2019 was $88.0 million, $39.8 million, and $32.8 million, respectively. The tax benefit realized from stock options exercised was $18.3 million, $7.1 million, and $6.3 million, for the years ended December 31, 2021, 2020, and 2019, respectively.
As of December 31, 2021, total unrecognized compensation cost related to unvested stock options was $33.8 million, which is expected to be recognized over a weighted-average vesting period of 2.2 years.

Restricted Stock Units (“RSU”)
The following table summarizes the RSU activity under the 2009 Plan during the year ended December 31, 2021:

	Number of Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Years	Aggregate Intrinsic Value

	(In thousands, except per share data)
Outstanding at December 31, 2020	580	$72.87	1.6	$69,670
Granted (Awarded)	481	149.65
Vested (Released)	(224)	74.50
Forfeited	(74)	81.79
Outstanding and unvested at December 31, 2021	763	$119.93	1.6	$137,696
The weighted-average grant date fair value per share of RSUs granted during the years ended December 31, 2021, 2020, and 2019 was $149.65, $74.52, and $78.49, respectively. The total fair value of RSUs that vested in the years ended December 31, 2021, 2020, and 2019 was $16.7 million, $11.2 million, and $10.6 million, respectively.
As of December 31, 2021, total unrecognized compensation cost related to RSUs was $76.8 million, which is expected to be recognized over the remaining weighted-average vesting period of 3.1 years.
Restricted Stock Awards (“RSAs”)
The following table summarizes the RSA activity under the 2009 Plan during the year ended December 31, 2021:

	Number of Shares	Weighted-Average Grant Date Fair Value

	(In thousands, except per share data)
Outstanding at December 31, 2020	21	$68.11
Granted (Awarded)	11	137.36
Vested (Released)	(21)	68.11
Outstanding and unvested at December 31, 2021	11	$137.36
The weighted-average grant date fair value per share of RSAs granted during the years ended December 31, 2021, 2020, and 2019 was $137.36, $68.11, and $81.86, respectively. The total fair value of RSAs that vested in the years ended December 31, 2021, 2020, and 2019 was $1.4 million, $1.4 million, and $1.0 million, respectively.
As of December 31, 2021, total unrecognized compensation cost related to RSAs was $0.6 million, which is expected to be recognized over the remaining weighted-average vesting period of 0.4 years.
Performance-Based Stock Unit Awards (“PSUs”)
During the year ended December 31, 2020, the Company granted 62,759 PSUs to its executive officers, all of which became eligible for vesting upon the achievement of a certain level of shareholder return. During the year ended December 31, 2021, the Company granted 51,110 PSUs to its executive officers, of which 0% to 200% may become eligible for vesting depending on the level of shareholder return for the period from March 1, 2021 through March 1, 2022.
The number of shares that vest at the end of the performance period depends on the percentile ranking of the total shareholder return for Omnicell stock over the performance period relative to the total shareholder return of each of the other companies in the NASDAQ Healthcare Index (the “Index”). Stock price appreciation is calculated based on the trailing 20-day average stock price just prior to the first trading day of March in the grant year, compared to the trailing 20-day average stock price just prior to the first trading day of March in the year subsequent to the grant year. The fair value of PSU awards to executive officers is determined using a Monte Carlo simulation model.
PSUs generally vest over periods of up to four years, with one-fourth of the shares vesting approximately one year from the vesting commencement date with respect to initial grants and upon confirmation by the Compensation Committee that the performance target has been met, and the remaining shares vesting in six equal semi-annual installments thereafter. Vesting is contingent upon continued service.

In addition to executive officers’ PSU awards, from time to time, the Company may grant PSUs with specific performance and service conditions to certain employees on an ad hoc basis. Historically such grants have not been material.
The following table summarizes the PSU activity under the 2009 Plan during the year ended December 31, 2021:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Unit

	(In thousands, except per share data)
Outstanding at December 31, 2020	155	$74.26
Granted	68	162.16
Vested	(66)	67.66
Forfeited	(13)	72.89
Outstanding and unvested at December 31, 2021	144	$118.71
The weighted-average grant date fair value per share of PSUs granted during the years ended December 31, 2021, 2020, and 2019 was $162.16, $82.17, and $73.38, respectively. The total fair value of PSUs that vested in the years ended December 31, 2021, 2020, and 2019 was $4.4 million, $3.7 million, and $3.5 million, respectively.
As of December 31, 2021, total unrecognized compensation cost related to PSUs was approximately $7.5 million, which is expected to be recognized over the remaining weighted-average vesting period of 1.2 years.
Summary of Shares Reserved for Future Issuance under Equity Incentive Plans
The Company had the following ordinary shares reserved for future issuance under its equity incentive plans as of December 31, 2021:

Number of Shares

(In thousands)
Share options outstanding	2,954
Non-vested restricted stock awards	918
Shares authorized for future issuance	1,637
ESPP shares available for future issuance	919
Total shares reserved for future issuance	6,428
401(k) Plan
The Company has established a pre-tax savings plan under Section 401(k) of the Internal Revenue Code of 1986, as amended. The 401(k) Plan allows eligible employees in the United States to voluntarily contribute a portion of their pre-tax salary, subject to a maximum limit specified in the Internal Revenue Code. The Company matches 50% of employee contributions up to $3,000, annually. The Company’s contributions under this plan were $6.8 million, $5.7 million, and $5.1 million in the years ended December 31, 2021, 2020, and 2019, respectively.
Note 15. Stock Repurchase Program
On August 2, 2016, the Company’s Board of Directors (the “Board”) authorized a stock repurchase program providing for the repurchase of up to $50.0 million of the Company’s common stock (the “2016 Repurchase Program”). The 2016 Repurchase Program is in addition to the stock repurchase program approved by the Board on November 4, 2014 providing for the repurchase of up to $50.0 million of the Company’s common stock (the “2014 Repurchase Program”). As of December 31, 2021, the maximum dollar value of shares that may yet be purchased under the two repurchase programs was $54.9 million.
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
During the years ended December 31, 2021, 2020, and 2019, the Company did not repurchase any of its outstanding common stock, including under the 2014 Repurchase Program or the 2016 Repurchase Program, other than the separately-authorized one-time stock repurchase concurrent with the offering of the Notes in September 2020.
Note 16.    Equity Offerings
On November 3, 2017, the Company entered into a Distribution Agreement (the “Distribution Agreement”) with J.P. Morgan Securities LLC, Wells Fargo Securities, LLC, and HSBC Securities (USA) Inc., as its sales agents, pursuant to which the Company was able to offer and sell from time to time through the sales agents up to $125.0 million maximum aggregate offering price of the Company’s common stock. Sales of the common stock pursuant to the Distribution Agreement were to be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on the Nasdaq Stock Market, or sales made to or through a market maker other than on an exchange.
For the year ended December 31, 2019, the Company received gross proceeds of $38.5 million from sales of its common stock under the Distribution Agreement and incurred issuance costs of $0.7 million on sales of approximately 460,000 shares of its common stock at an average price of approximately $83.81 per share.
For the years ended December 31, 2021 and 2020, the Company did not sell any of its common stock under the Distribution Agreement.
The registration statement under which the shares that could have been sold pursuant to the Distribution Agreement expired on November 3, 2020, and, accordingly, no additional sales will be made pursuant to the Distribution Agreement.
Note 17.     Income Taxes
The following is a geographical breakdown of income (loss) before the provision for income taxes:

	Year Ended December 31,
	2021	2020	2019

	(In thousands)
Domestic	$67,103	$34,714	$81,641
Foreign	(1,096)	(5,365)	(7,708)
Income (loss) before provision for income taxes	$66,007	$29,349	$73,933
The provision for (benefit from) income taxes consisted of the following:

	Year Ended December 31,
	2021	2020	2019

	(In thousands)
Current:
Federal	$(7,841)	$1,874	$8,006
State	187	1,733	4,549
Foreign	(234)	647	1,240
Total current income taxes	(7,888)	4,254	13,795
Deferred:
Federal	(2,708)	(3,868)	(1,292)
State	(1,217)	(2,494)	(1,609)
Foreign	(29)	(737)	1,701
Total deferred income taxes	(3,954)	(7,099)	(1,200)
Total provision for (benefit from) income taxes	$(11,842)	$(2,845)	$12,595

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory federal tax rate as follows:

	Year Ended December 31,
	2021	2020	2019

	(In thousands)
U.S. federal tax provision at statutory rate	$13,861	$6,163	$15,525
State taxes	(814)	(601)	2,258
Section 162(m) limitation	6,382	2,550	2,279
Non-deductible expenses	363	325	619
Uncertain tax positions	(835)	(394)	(2,472)
Share-based compensation tax benefit	(20,717)	(6,929)	(7,892)
Research tax credits	(5,170)	(4,038)	(3,805)
Restructuring impact	(6,116)	—	7,432
Foreign derived intangible income deduction	(68)	(204)	(449)
Foreign rate differential	17	(102)	(1,424)
Transaction cost	1,097	422	—
Other	158	(37)	524
Total provision for (benefit from) income taxes	$(11,842)	$(2,845)	$12,595
The Company has executed various global operational centralization activities and legal entity rationalization in recent years. During the year ended December 31, 2021, the Company recognized a benefit on the release of previously recorded uncertain tax positions related to the sale of certain intellectual property rights by Aesynt B.V. to Omnicell, Inc. and a gain on the transfer of certain assets to Omnicell Pty Ltd, which resulted in a tax benefit, net of tax expense, of $6.1 million. During the year ended December 31, 2020, Aesynt B.V. merged with and into Aesynt Holding B.V., with Aesynt Holding B.V. surviving and changing its name to Omnicell B.V., Aesynt Holding Coöperatief U.A. liquidated into Omnicell, Inc., and Omnicell GmbH merged with and into Mach4 Automatisierungstechnik GmbH (“Mach4”), with Mach4 surviving and changing its name to Omnicell GmbH. During the year ended December 31, 2020, the Company also recognized a gain on Omnicell Limited’s transferring shares of Omnicell GmbH to Omnicell International, LLC, which resulted in an immaterial tax expense. During the year ended December 31, 2019, the Company recognized gain on the sale of certain intellectual property rights by Aesynt B.V. to Omnicell, Inc. and by Mach4 to Omnicell, Inc., which resulted in a tax expense, net of tax benefit, of $7.4 million.
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
On March 11, 2021, the President of the United States signed into law the “American Rescue Plan Act of 2021” (the “ARP Act”), which provides additional economic stimulus and tax credits, including the expansion and modification of the employee retention tax credit enacted by the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) and the refundable tax credits for COVID-related paid sick and family leave enacted by the Family First Act. The Company does not expect these provisions of the ARP Act to have a material impact for income taxes. The ARP Act further expands the “covered employees” definition for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended, used in determining the limitation on the deduction for excessive employee remuneration rules to be applicable for taxable years beginning after December 31, 2026. The provisions of the ARP Act did not have a material impact on the Company’s income taxes.

Significant components of the Company’s deferred tax assets (liabilities) were as follows:

	December 31,
	2021	2020

	(In thousands)
Deferred tax assets (liabilities):
Deferred revenues	$6,892	$5,910
Share-based compensation	9,265	8,094
Inventory-related items	4,834	4,953
Tax credit carryforwards	15,311	12,105
Reserves and accruals	8,699	8,160
Loss carryforwards	14,451	8,461
Lease liability	13,179	15,465
Other, net	1,824	1,578
Gross deferred tax assets	74,455	64,726
Valuation allowance	—	(1,199)
Total net deferred tax assets	74,455	63,527

Intangibles	(41,158)	(22,010)
Depreciation and amortization	(38,924)	(36,528)
Prepaid expenses	(17,775)	(15,654)
Right-of-use assets	(12,039)	(13,949)
Other, net	(381)	—
Total deferred tax liabilities	(110,277)	(88,141)

Net deferred tax liabilities	$(35,822)	$(24,614)
Deferred income tax assets (liabilities) are provided for temporary differences that will result in future tax deductions or future taxable income, as well as the future benefit of tax credit carryforwards. The Company recognizes deferred tax assets to the extent that it believes these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing temporary differences, projected future taxable income, tax planning strategies, and results of recent operations. On the basis of this evaluation, as of December 31, 2021, previously recorded valuation allowance of $1.2 million for certain foreign net operating loss carryforwards was released, and the Company no longer has a valuation allowance against any of its deferred tax assets.
As of December 31, 2021, the Company had $30.5 million of federal net operating losses and $18.0 million of state net operating loss carryforwards expiring at various dates beginning in 2024, and $23.5 million of foreign net operating losses carried forward indefinitely. For income tax purposes, the Company has federal and California research tax credits carryforwards of $5.3 million and $19.0 million, respectively. Federal research tax credit carryforwards will begin to expire in 2040. California credits are available indefinitely to reduce cash taxes payable.
It is the Company’s practice and intention to reinvest the earnings of its non-U.S. subsidiaries in those operations. As of December 31, 2021, the Company has not made a provision for U.S. federal income, withholding, and state income taxes on the outside basis difference related to certain foreign subsidiaries because earnings are intended to be indefinitely reinvested in operations outside the U.S.
The Company files income tax returns in the United States and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examinations by taxing authorities, including major jurisdictions such as the United States, Germany, Italy, Netherlands, and the United Kingdom. With few exceptions, as of December 31, 2021, the Company was no longer subject to U.S., state, and foreign examination for years before 2018, 2017, and 2017, respectively.

The aggregate change in the balance of gross unrecognized tax benefits, which excludes interest and penalties, for the years ended December 31, 2021, 2020, and 2019:

(In thousands)
Balance as of December 31, 2018	$9,961
Increases related to tax positions taken during a prior period	10
Decreases related to tax positions taken during the prior period	(6)
Increases related to tax positions taken during the current period	9,282
Decreases related to settlements	—
Decreases related to expiration of statute of limitations	(2,472)
Balance as of December 31, 2019	16,775
Increases related to tax positions taken during a prior period	88
Decreases related to tax positions taken during the prior period	—
Increases related to tax positions taken during the current period	2,294
Decreases related to settlements	—
Decreases related to expiration of statute of limitations	(911)
Balance as of December 31, 2020	18,246
Increases related to tax positions taken during a prior period	40
Decreases related to tax positions taken during the prior period	(8,908)
Increases related to tax positions taken during the current period	1,219
Decreases related to settlements	—
Decreases related to expiration of statute of limitations	(1,636)
Balance as of December 31, 2021	$8,961
The total amounts of gross unrecognized tax benefit that, if realized, would favorably affect the Company’s effective income tax rate in future periods, was $9.0 million and $18.2 million as of December 31, 2021 and 2020, respectively. The decrease in the gross uncertain tax benefits during the year ended December 31, 2021 was primarily due to a release of certain unrecognized tax benefits as a result of an effective settlement with the tax authorities. The Company recognizes interest and penalties related to uncertain tax positions in interest and other income (expense), net in the Consolidated Statements of Operations, accruing $0.3 million, $0.4 million, and $0.5 million for the years ended December 31, 2021, 2020, and 2019, respectively. Accrued interest and penalties are included within other long-term liabilities on the Consolidated Balance Sheets. The combined amount of cumulative accrued interest and penalties was approximately $0.6 million, $1.4 million, and $1.0 million for the years ended December 31, 2021, 2020, and 2019, respectively. The Company does not believe there will be any significant changes in its unrecognized tax positions over the next twelve months.
Note 18.    Restructuring Expenses
During 2020, the Company announced a company-wide organizational realignment initiative in order to more effectively align its organizational infrastructure and operations with the industry vision of the Autonomous Pharmacy. During the second quarter of 2020, the Company also initiated a restructuring plan to help mitigate the adverse impact of the COVID-19 pandemic on its business and financial results. During the year ended December 31, 2020, the Company incurred $10.0 million of employee severance costs and related expenses.
During the first quarter of 2021, the Company continued its organizational realignment initiative, incurring $2.0 million of employee severance costs and related expenses. As of December 31, 2021, there was no unpaid balance related to this realignment initiative.

The following table summarizes the total restructuring expenses recognized in the Company’s Consolidated Statements of Operations for the years ended December 31, 2021, 2020, and 2019:

	Year Ended December 31,
	2021	2020	2019

	(In thousands)
Cost of product and service revenues	$389	$2,564	$—
Research and development	105	3,716	—
Selling, general, and administrative	1,526	3,681	—
Total restructuring expenses	$2,020	$9,961	$—

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period (1)	Charged (Credited) to Costs and Expenses (2)	Amounts Written Off (3)	Other Adjustments (4)	Balance at End of Period (1)

	(In thousands)
Year ended December 31, 2019
Accounts receivable and unbilled receivables	$2,582	$2,488	$(1,986)	$143	$3,227
Long-term unbilled receivables	—	—	—	—	—
Net investment in sales-type leases	214	11	—	—	225
Total allowances deducted from assets	$2,796	$2,499	$(1,986)	$143	$3,452

Year ended December 31, 2020
Accounts receivable and unbilled receivables	$3,227	$1,095	$(535)	$499	$4,286
Long-term unbilled receivables	—	—	—	30	30
Net investment in sales-type leases	225	40	—	—	265
Total allowances deducted from assets	$3,452	$1,135	$(535)	$529	$4,581

Year ended December 31, 2021
Accounts receivable and unbilled receivables	$4,286	$2,130	$(2,079)	$935	$5,272
Long-term unbilled receivables	30	(4)	—		26
Net investment in sales-type leases	265	(37)	—	—	228
Total allowances deducted from assets	$4,581	$2,089	$(2,079)	$935	$5,526
__________________________________________________
(1)Allowance for credit losses.
(2)Represents amounts charged and credited for provisions for credit losses.
(3)Represents amounts written off from the allowance and receivable.
(4)Represents other adjustments, such as foreign currency translation, adoption of new accounting guidance, and purchase price accounting adjustments in connection with acquisitions.

INDEX TO EXHIBITS

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

2.1	Securities Purchase Agreement, dated October 29, 2015, by and among Omnicell International, Inc., Omnicell, Inc., Aesynt Holding, L.P., Aesynt, Ltd., and Aesynt Holding Coöperatief U.A.	8-K	2.1	10/29/2015

2.2	Stock Purchase Agreement, dated November 28, 2016, among Omnicell, Inc., Ateb, Inc., Ateb Canada Ltd., the related stockholders and optionholders, and the stockholders’ agent	8-K	2.1	11/29/2016

2.3	Equity Purchase Agreement, dated August 11, 2020, by and among Omnicell, Inc., PSGH, LLC, BW Apothecary Holdings, LLC, the sellers identified therein and the sellers’ representative	8-K	2.1	8/12/2020

2.4	Amendment No. 1, dated October 1, 2020, to Equity Purchase Agreement, by and among Omnicell, Inc. and the sellers’ representative	10-Q	2.2	10/30/2020

3.1	Amended and Restated Certificate of Incorporation of Omnicell, Inc.	10-Q	3.1	9/20/2001

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Omnicell, Inc.	10-Q	3.2	8/9/2010

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock	10-K	3.2	3/28/2003

3.4	Second Amended and Restated Bylaws of Omnicell, Inc.	8-K	3.1	8/12/2020

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, and 3.4

4.2	Form of Common Stock Certificate	S-1/A	4.1	7/24/2001

4.3	Description of Omnicell, Inc.’s Securities Registered Pursuant to Section 12 of the Exchange Act	10-K	4.7	2/26/2020

4.4	Indenture, dated as of September 25, 2020, by and between Omnicell, Inc. and U.S. Bank National Association, as Trustee	8-K	4.1	9/25/2020

4.5	Form of Global Note, representing Omnicell, Inc.’s 0.25% Convertible Senior Notes due 2025 (included as Exhibit A to the Indenture filed as Exhibit 4.4)	8-K	4.2	9/25/2020

10.1*	Amended and Restated 1997 Employee Stock Purchase Plan, as amended	S-8	99.2	7/2/2015

10.2*	Omnicell, Inc. 2009 Equity Incentive Plan, as amended	S-8	99.1	6/10/2021

10.3*	Amendment to Omnicell, Inc. 2009 Equity Incentive Plan	10-Q	10.1	11/5/2021

10.4*	Form of Restricted Stock Unit Award Agreement for the 2009 Equity Incentive Plan, as amended	10-Q	10.4	8/9/2012

10.5*	Form of Performance Cash Award Grant Notice and Form of Performance Cash Award Agreement for the 2009 Equity Incentive Plan, as amended	10-Q	10.5	8/9/2012

10.6*	Form of Restricted Stock Bonus Grant Notice and Form of Restricted Stock Bonus Agreement for 2009 Equity Incentive Plan, as amended	S-8	99.4	5/24/2018

10.7*	Form of Option Grant Notice and Form of Option Agreement for 2009 Equity Incentive Plan, as amended	8-K	10.1	3/8/2019

10.8*	Form of Option Grant Notice and Form of Global Option Agreement for 2009 Equity Incentive Plan, as amended	10-Q	10.1	7/31/2020

10.9*	Form of Restricted Stock Unit Grant Notice and Form of Global Restricted Stock Unit Award Agreement for 2009 Equity Incentive Plan, as amended (July 2020)	10-K	10.9	2/24/2021

10.10*	Form of Restricted Stock Unit Grant Notice and Form of Global Restricted Stock Unit Award Agreement for 2009 Equity Incentive Plan, as amended (February 2021)	10-K	10.10	2/24/2021

10.11*	Omnicell, Inc. 2010 Quarterly Executive Bonus Plan	8-K	10.1	3/17/2010

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

10.12*	Omnicell, Inc. Amended and Restated Severance Benefit Plan effective as of March 7, 2017	10-Q	10.1	5/5/2017

10.13*	Form of Director and Officer Indemnity Agreement	S-1	10.12	3/14/2001

10.14*	Amended and Restated Executive Officer Change of Control Agreement	10-Q	10.4	11/6/2015

10.15*	Employment Agreement, dated October 31, 2003, between Omnicell, Inc. and Dan S. Johnston	10-K	10.26	3/8/2004

10.16*	Addendum to Offer Letter, dated December 30, 2010, between Omnicell, Inc. and Dan S. Johnston	10-K	10.14	3/11/2011

10.17*	Offer letter between Omnicell, Inc. and Peter J. Kuipers dated August 11, 2015	10-Q	10.3	11/6/2015

10.18*	Offer Letter between Omnicell, Inc. and Scott P. Seidelmann, dated March 29, 2018	10-K	10.41	2/27/2019

10.19	Lease Agreement, dated October 20, 2011, between Middlefield Station Associates, LLC and Omnicell, Inc.	10-K	10.9	3/8/2012

10.20	First Amendment to Lease, dated September 28, 2012, by and between Middlefield Station Associates, LLC and Omnicell, Inc.	10-K	10.22	2/24/2021

10.21	Lease Agreement, dated December 21, 2001, by and between TC Northeast Metro, Inc. and Aesynt Incorporated (formerly McKesson Automation Inc.)	10-Q	10.3	5/6/2016

10.22	First Amendment to Lease, dated April 8, 2005, by and between Multi-Employer Property Trust and Aesynt Incorporated (formerly McKesson Automation Inc.)	10-K	10.24	2/24/2021

10.23	Second Amendment to Lease, dated April 21, 2008, by and between NewTower Trust Company Multi-Employer Property Trust and Aesynt Incorporated (formerly McKesson Automation Inc.)	10-K	10.25	2/24/2021

10.24	Third Amendment to Lease, dated January 11, 2011, between Cranberry Cochran Road, L.P., et al. and Aesynt Incorporated (formerly McKesson Automation Inc.)	10-K	10.26	2/24/2021

10.25	Fourth Amendment to Lease, dated October 29, 2013, between McKnight Cranberry III, L.P. and Aesynt Incorporated (formerly McKesson Automation Inc.)	10-K	10.27	2/24/2021

10.26	Fifth Amendment to Lease, dated April 28, 2017, between McKnight Cranberry III, L.P. and Aesynt Incorporated	10-Q	10.3	5/5/2017

10.27	Sixth Amendment to Lease, dated November 11, 2019, between McKnight Cranberry III, L.P. and Aesynt Incorporated	10-K	10.39	2/26/2020

10.28	Amended and Restated Credit Agreement, dated as of November 15, 2019, by and among Omnicell, Inc., the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent	8-K	10.1	11/18/2019

10.29	First Amendment to Amended and Restated Credit Agreement, dated as of September 22, 2020, by and among Omnicell, Inc., the subsidiary guarantors party thereto, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent	8-K	10.1	9/22/2020

10.30	Form of Convertible Note Hedge Confirmation	8-K	10.1	9/25/2020

10.31	Form of Warrant Confirmation	8-K	10.2	9/25/2020

10.32*+	Offer letter between Omnicell, Inc. and Christine Mellon dated February 12, 2021

10.33*+	Omnicell, Inc. Board of Directors Compensation Plan

21.1+	Subsidiaries of the Registrant

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

23.1+	Consent of Independent Registered Public Accounting Firm

24.1+	Power of Attorney (included on the signature pages hereto)

31.1+	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

31.2+	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

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
+    Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMNICELL, INC.
Date:	February 25, 2022	By:	/s/ PETER J. KUIPERS
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RANDALL A. LIPPS	Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)	February 25, 2022
Randall A. Lipps

/s/ PETER J. KUIPERS	Executive Vice President & Chief Financial Officer (Principal Financial Officer)	February 25, 2022
Peter J. Kuipers

/s/ JOSEPH B. SPEARS	Senior Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	February 25, 2022
Joseph B. Spears

/s/ JOANNE B. BAUER		February 25, 2022
Joanne B. Bauer	Director

/s/ EDWARD P. BOUSA		February 25, 2022
Edward P. Bousa	Director

/s/ JAMES T. JUDSON		February 25, 2022
James T. Judson	Director

/s/ VANCE B. MOORE		February 25, 2022
Vance B. Moore	Director

/s/ MARK W. PARRISH		February 25, 2022
Mark W. Parrish	Director

/s/ ROBIN G. SEIM		February 25, 2022
Robin G. Seim	Director

/s/ BRUCE E. SCOTT		February 25, 2022
Bruce E. Scott	Director

/s/ BRUCE D. SMITH		February 25, 2022
Bruce D. Smith	Director

/s/ SARA J. WHITE		February 25, 2022
Sara J. White	Director
S-1