Form 10-Q
period 2022-03-31
OMNICELL, Inc
filed 2022-05-09
CIK 926326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of April 29, 2022, there were 44,198,195 shares of the registrant’s common stock, $0.001 par value, outstanding.

OMNICELL, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
OMNICELL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2022	December 31, 2021

	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$265,008	$349,051
Accounts receivable and unbilled receivables, net of allowances of $5,278 and $5,272, respectively	290,469	240,894
Inventories	137,056	119,924
Prepaid expenses	24,228	22,499
Other current assets	58,843	48,334
Total current assets	775,604	780,702
Property and equipment, net	77,062	71,141
Long-term investment in sales-type leases, net	19,051	18,391
Operating lease right-of-use assets	43,204	48,549
Goodwill	740,426	738,900
Intangible assets, net	269,427	277,616
Long-term deferred tax assets	16,054	15,883
Prepaid commissions	59,643	63,795
Other long-term assets	122,117	127,519
Total assets	$2,122,588	$2,142,496

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$71,645	$71,513
Accrued compensation	47,271	71,130
Accrued liabilities	139,829	133,167
Deferred revenues, net	127,998	112,196
Convertible senior notes, net	564,269	488,152
Total current liabilities	951,012	876,158
Long-term deferred revenues	24,037	20,194
Long-term deferred tax liabilities	28,173	51,705
Long-term operating lease liabilities	37,273	39,911
Other long-term liabilities	7,352	7,839
Total liabilities	1,047,847	995,807
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value, 100,000 shares authorized; 54,457 and 54,073 shares issued; 44,174 and 44,179 shares outstanding, respectively	54	54
Treasury stock at cost, 10,283 and 9,894 shares outstanding, respectively	(290,319)	(238,109)
Additional paid-in capital	982,675	1,024,580
Retained earnings	393,293	368,571
Accumulated other comprehensive loss	(10,962)	(8,407)
Total stockholders’ equity	1,074,741	1,146,689
Total liabilities and stockholders’ equity	$2,122,588	$2,142,496
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2022	2021

	(In thousands, except per share data)
Revenues:
Product revenues	$225,875	$178,125
Services and other revenues	92,953	73,718
Total revenues	318,828	251,843
Cost of revenues:
Cost of product revenues	118,338	92,627
Cost of services and other revenues	50,443	36,933
Total cost of revenues	168,781	129,560
Gross profit	150,047	122,283
Operating expenses:
Research and development	25,030	16,080
Selling, general, and administrative	119,933	86,593
Total operating expenses	144,963	102,673
Income from operations	5,084	19,610
Interest and other income (expense), net	(114)	(6,691)
Income before provision for income taxes	4,970	12,919
Benefit from income taxes	(3,243)	(1,208)
Net income	$8,213	$14,127
Net income per share:
Basic	$0.19	$0.33
Diluted	$0.17	$0.30
Weighted-average shares outstanding:
Basic	44,249	42,962
Diluted	47,918	46,367
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2022	2021

	(In thousands)
Net income	$8,213	$14,127
Other comprehensive loss:
Foreign currency translation adjustments	(2,555)	(621)
Other comprehensive loss	(2,555)	(621)
Comprehensive income	$5,658	$13,506
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
	Shares	Amount	Shares	Amount

	(In thousands)
Balances as of December 31, 2021	54,073	$54	(9,894)	$(238,109)	$1,024,580	$368,571	$(8,407)	$1,146,689
Net income	—	—	—	—	—	8,213	—	8,213
Other comprehensive loss	—	—	—	—	—	—	(2,555)	(2,555)
Share-based compensation	—	—	—	—	16,208	—	—	16,208
Issuance of common stock under employee stock plans	384	—	—	—	18,951	—	—	18,951
Tax payments related to restricted stock units	—	—	—	—	(4,322)	—	—	(4,322)
Stock repurchases	—	—	(389)	(52,210)	—	—	—	(52,210)
Cumulative effect of a change in accounting principle related to convertible debt	—	—	—	—	(72,742)	16,509	—	(56,233)
Balances as of March 31, 2022	54,457	$54	(10,283)	$(290,319)	$982,675	$393,293	$(10,962)	$1,074,741

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
	Shares	Amount	Shares	Amount

	(In thousands)
Balances as of December 31, 2020	52,677	$53	(9,894)	$(238,109)	$920,359	$290,722	$(5,522)	$967,503
Net income	—	—	—	—	—	14,127	—	14,127
Other comprehensive loss	—	—	—	—	—	—	(621)	(621)
Share-based compensation	—	—	—	—	11,772	—	—	11,772
Issuance of common stock under employee stock plans	388	—	—	—	20,826	—	—	20,826
Tax payments related to restricted stock units	—	—	—	—	(2,596)	—	—	(2,596)
Balances as of March 31, 2021	53,065	$53	(9,894)	$(238,109)	$950,361	$304,849	$(6,143)	$1,011,011
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2022	2021

	(In thousands)
Operating Activities
Net income	$8,213	$14,127
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	21,124	17,575
Share-based compensation expense	16,208	11,772
Deferred income taxes	(4,858)	(862)
Amortization of operating lease right-of-use assets	3,307	2,895
Impairment of operating lease right-of-use assets	1,753	—
Amortization of debt issuance costs	1,038	849
Amortization of discount on convertible senior notes	—	4,571
Changes in operating assets and liabilities:
Accounts receivable and unbilled receivables	(49,994)	(15,427)
Inventories	(17,320)	(1,035)
Prepaid expenses	(1,712)	(1,095)
Other current assets	7,950	3,128
Investment in sales-type leases	(1,097)	925
Prepaid commissions	4,152	2,710
Other long-term assets	2,240	2,177
Accounts payable	312	10,368
Accrued compensation	(23,859)	(17,899)
Accrued liabilities	769	4,661
Deferred revenues	19,786	21,749
Operating lease liabilities	(3,521)	(3,142)
Other long-term liabilities	(487)	(632)
Net cash provided by (used in) operating activities	(15,996)	57,415
Investing Activities
Software development for external use	(3,852)	(8,043)
Purchases of property and equipment	(11,489)	(5,089)
Business acquisition, net of cash acquired	(3,392)	—
Net cash used in investing activities	(18,733)	(13,132)
Financing Activities
Proceeds from issuances under stock-based compensation plans	18,951	20,826
Employees’ taxes paid related to restricted stock units	(4,322)	(2,596)
Change in customer funds, net	5,462	(2,631)
Stock repurchases	(52,210)	—
Net cash provided by (used in) financing activities	(32,119)	15,599
Effect of exchange rate changes on cash and cash equivalents	(411)	(386)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(67,259)	59,496
Cash, cash equivalents, and restricted cash at beginning of period	355,620	489,920
Cash, cash equivalents, and restricted cash at end of period	$288,361	$549,416
Reconciliation of cash, cash equivalents, and restricted cash to the Condensed Consolidated Balance Sheets:
Cash and cash equivalents	$265,008	$548,055
Restricted cash included in Other current assets	23,353	1,361
Cash, cash equivalents, and restricted cash at end of period	$288,361	$549,416
Supplemental disclosure of non-cash activities
Unpaid purchases of property and equipment	$703	$487
Transfers between inventory and property and equipment, net	$—	$1,269
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

OMNICELL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1. Organization and Summary of Significant Accounting Policies
Business
Omnicell, Inc. was incorporated in California in 1992 under the name Omnicell Technologies, Inc. and reincorporated in Delaware in 2001 as Omnicell, Inc. The Company’s major products and related services are medication management solutions and adherence tools for healthcare systems and pharmacies, which are sold in its principal market, the healthcare industry. The Company’s market is primarily located in the United States and Europe. “Omnicell” or the “Company” refer to Omnicell, Inc. and its subsidiaries, collectively.
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the financial position of the Company as of March 31, 2022 and December 31, 2021, and the results of operations, comprehensive income, and cash flows for the three months ended March 31, 2022 and 2021. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) have been condensed or omitted in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 25, 2022, except as discussed in the section entitled “Recently Adopted Authoritative Guidance” below. The Company’s results of operations, comprehensive income, and cash flows for the three months ended March 31, 2022 are not necessarily indicative of results that may be expected for the year ending December 31, 2022, or for any future period.
Principles of Consolidation
The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
On January 10, 2022, the Company completed its acquisition of Hub and Spoke Innovations Limited (“Hub and Spoke Innovations”). The Condensed Consolidated Financial Statements include the results of operations of this recently acquired company, commencing as of the acquisition date. The significant accounting policies of the acquired business have been aligned to conform to the accounting policies of Omnicell.
Use of Estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s Condensed Consolidated Financial Statements and accompanying Notes. These estimates are based on historical experience and various other assumptions that management believes to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact the Company in the future, actual results may be different from the estimates.
The Company’s critical accounting policies are those that affect its financial statements materially and involve difficult, subjective, or complex judgments by management. As of March 31, 2022, the Company is not aware of any events or circumstances that would require an update to its estimates, judgments, or revisions to the carrying value of its assets or liabilities.
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

Recently Adopted Authoritative Guidance
In August 2020, the Financial Accounting Standards Board (“FASB“) issued Accounting Standards Update (“ASU“) 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). The update simplifies the accounting for convertible debt instruments by reducing the number of accounting models and the number of embedded conversion features that could be recognized separately from the primary contract. ASU 2020-06 also enhances transparency and improves disclosures for convertible instruments and earnings per share guidance. ASU 2020-06 also requires the application of the if-converted method for calculating diluted earnings per share and the treasury stock method is no longer permitted for convertible instruments. This update permits the use of either the modified retrospective or fully retrospective method of transition. The Company adopted ASU 2020-06 on January 1, 2022, using the modified retrospective method of transition. Upon adoption of ASU 2020-06, the previously separated equity component and associated debt issuance costs for the Company’s outstanding convertible senior notes were reclassified to the liability component, thereby eliminating the subsequent amortization of the debt discount as interest expense. In addition, the Company derecognized the deferred tax liability related to the equity component.
In December 2021, the Company made an irrevocable election under the indenture to require the principal portion of the Company’s convertible senior notes to be settled in cash and any conversion consideration in excess of the principal portion in cash and/or shares of the Company’s common stock at the Company’s option upon conversion. Following the irrevocable election, only the amounts expected to be settled in excess of the principal portion are considered dilutive in calculating earnings per share under the if-converted method.
The Company’s adoption of the update impacted the Condensed Consolidated Balance Sheets at the beginning of the period of adoption as follows:

	January 1, 2022
	Pre-ASU 2020-06 Balances	ASU 2020-06 Adoption Impact	Post-ASU 2020-06 Balances

	(In thousands)
Long-term deferred tax assets	$15,883	$(452)	$15,431
Convertible senior notes, net	488,152	75,353	563,505
Long-term deferred tax liabilities	51,705	(19,572)	32,133
Additional paid-in capital	1,024,580	(72,742)	951,838
Retained earnings	368,571	16,509	385,080
Adoption of the update did not have an impact on the Company’s Condensed Consolidated Statements of Operations or Condensed Consolidated Statements of Cash Flows as of January 1, 2022. Refer to Note 10, Convertible Senior Notes, for further information regarding the Company’s convertible senior notes.
Recently Issued Authoritative Guidance
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The update addresses diversity in practice by requiring that an acquirer recognize and measure contract assets and liabilities acquired in a business combination in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. The guidance will be applied prospectively to acquisitions occurring on or after the effective date. ASU 2021-08 will be effective for the Company beginning January 1, 2023, and early adoption is permitted. The Company is currently evaluating the impact ASU 2021-08 will have on its Condensed Consolidated Financial Statements.
No other recently issued and effective authoritative guidance is expected to have a material impact on the Company’s Condensed Consolidated Financial Statements through the reporting date.
Note 2. Business Combinations
The Company accounted for its acquisitions in accordance with ASC 805, Business Combinations. The tangible and intangible assets acquired and liabilities assumed were recorded at fair value on the respective acquisition dates. Intangible assets eligible for recognition separate from goodwill were those that satisfied either the contractual or legal criterion or the separability criterion, each as set forth in the accounting guidance. The preliminary fair values reflect management’s best estimates based on information available at the respective acquisition dates and may change as additional information is received over the measurement period, which will end no later than one year from the respective acquisition date. The Company believes that the fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions and estimates that market participants would use. Actual results may differ from these estimates and assumptions.
The Company’s Condensed Consolidated Financial Statements include the results of operations of each acquired company, commencing as of their respective acquisition dates. Acquisition-related costs were expensed as incurred, and are included in selling, general, and administrative expenses in the Company’s Condensed Consolidated Statements of Operations.
2022 Acquisition
Hub and Spoke Innovations
On January 10, 2022, the Company completed the acquisition of all of the outstanding equity interests in Hub and Spoke Innovations, pursuant to the terms and conditions of the Share Purchase Agreement, dated January 10, 2022, by and among Omnicell Limited (a wholly-owned subsidiary of the Company), Hub and Spoke Innovations Limited, and certain beneficial stockholders specified therein for a base purchase price of £2.5 million (approximately $3.4 million based on the exchange rate in effect at the acquisition date), prior to customary adjustments for closing cash, net working capital, and assumed indebtedness. The preliminary purchase price transferred for the transaction, net of cash acquired, was £2.5 million (approximately $3.4 million based on the exchange rate in effect at the acquisition date). Of the purchase price transferred, £1.9 million (approximately $2.5 million based on the exchange rate in effect at the acquisition date) was allocated to goodwill; £0.8 million (approximately $1.1 million based on the exchange rate in effect at the acquisition date) was allocated to intangible assets, which included customer relationships; and the remainder was allocated to net assets acquired. The Hub and Spoke Innovations acquisition is expected to complement Omnicell’s total solution technology portfolio for retail pharmacy in the United Kingdom to help pharmacies improve workflows, offer patients 24/7 access to their medications and provide enhanced patient care.
2021 Acquisitions
MarkeTouch Media
On December 31, 2021, the Company completed the acquisition of all of the outstanding equity interests in MarkeTouch Media, LLC (“MarkeTouch Media”) pursuant to the terms and conditions of the Unit Purchase Agreement, dated December 31, 2021, by and among ateb, Inc. (a wholly-owned subsidiary of the Company), MarkeTouch Media, LLC, MarkeTouch Holdings, Inc., Toucan Enterprises, Inc., and certain beneficial stockholders specified therein for a base purchase price of $82.0 million, prior to customary adjustments for closing cash, net working capital, and assumed indebtedness. The MarkeTouch Media acquisition adds mobile and web-based technology and patient engagement solutions, which is expected to expand the footprint of EnlivenHealth® across the retail pharmacy sector, while enhancing potential growth opportunities in new market segments like specialty pharmacy and pharmacy benefits management.
ReCept
On December 29, 2021, the Company completed the acquisition of all outstanding equity securities of ReCept Holdings, Inc. (“ReCept”) pursuant to the terms and conditions of the Agreement and Plan of Merger, dated December 1, 2021, by and among Omnicell, Inc., ReCept Holdings, Inc., Redfish Acquisition Corp, and the representative of the securityholders for a base purchase price of $100.0 million, prior to customary adjustments for closing cash, net working capital, and assumed indebtedness. The addition of ReCept’s specialty pharmacy management services for health systems, provider groups, and federally qualified health centers expands Omnicell’s Advanced Services portfolio in an effort to address the growing and complex specialty pharmacy market.
FDS Amplicare
On September 9, 2021, the Company completed the acquisition of all of the outstanding equity interests in RxInnovation, Inc., operating as FDS Amplicare (“FDS Amplicare”), pursuant to the terms and conditions of the Agreement and Plan of Merger, dated July 25, 2021, by and among RxInnovation Inc., Omnicell, Inc., Fleming Acquisition Corp., and the representative of the securityholders for a base purchase price of $177.0 million, prior to customary adjustments for closing cash, net working capital, and assumed indebtedness. The FDS Amplicare® acquisition adds a comprehensive and complementary suite of Software-as-a-Service (“SaaS”) financial management, analytics, and population health solutions to the Company’s EnlivenHealth offering.

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
The customer relationships intangible assets represent the fair values of the underlying relationships and agreements with each acquired company’s customers. The acquired technology intangible assets represent the fair values of the portfolio of SaaS solutions that have reached technological feasibility and were part of the respective acquired company’s offerings at their respective acquisition dates. The backlog intangible asset represents contractually committed future billings associated with MarkeTouch Media customer contracts. The trade names intangible asset represents the fair value of brand and name recognition associated with the marketing of certain FDS Amplicare SaaS solutions.
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
Pro Forma Financial Information
The following table presents certain unaudited pro forma consolidated financial information for the three months ended March 31, 2021 as if the FDS Amplicare, ReCept, and MarkeTouch Media acquisitions had been completed on January 1, 2020. The pro forma effects of the Hub and Spoke Innovations acquisition were not material to the Company’s consolidated results of operations. The unaudited pro forma financial information is presented for informational purposes only, and is not indicative of what would have occurred had the acquisitions taken place on those respective dates. The unaudited pro forma financial information combines the historical results of the acquisitions with the Company’s consolidated historical results and includes certain adjustments including, but not limited to, amortization and depreciation of intangible assets and property and equipment acquired; and certain acquisition-related costs incurred.

Three Months Ended March 31,
2021

(In thousands)
Pro forma revenues	$268,921
Pro forma net income	$13,066

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
SaaS, subscription software, and technology-enabled services. Emerging software and service solutions which are offered on a subscription basis with fees typically based either on transaction volume or a fee over a specified period of time. Solutions in this category include, but are not limited to, EnlivenHealth inclusive of FDS Amplicare and MarkeTouch Media, 340B solutions, ReCept management services, and services associated with Omnicell One™, Central Pharmacy Dispensing Services, including the XR2 Automated Central Pharmacy System, and Central Pharmacy Compounding Services, including IV compounding automation solutions.
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
A portion of the Company’s sales are made to customers who are members of Group Purchasing Organizations (“GPOs”) and Federal agencies that purchase under a Federal Supply Schedule Contract with the Department of Veterans Affairs (the “GSA Contract”). GPOs are often fully or partially owned by the Company’s customers, and the Company pays fees to the GPO on completed contracts. The Company also pays the Industrial Funding Fee (“IFF”) to the Department of Veterans Affairs under the GSA Contract. The Company considers these fees consideration paid to customers and records them as reductions to revenue. Fees to GPOs and the IFF were $4.5 million and $3.4 million for the three months ended March 31, 2022 and 2021, respectively.

Disaggregation of Revenues
The following table summarizes the Company’s revenues disaggregated by revenue type for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021

	(In thousands)
Connected devices, software licenses, and other	$208,078	$159,718
Technical services	49,169	50,860
Consumables	17,797	18,407
SaaS, subscription software, and technology-enabled services	43,784	22,858
Total revenues	$318,828	$251,843
The following table summarizes the Company’s revenues disaggregated by geographic region, which is determined based on customer location, for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021

	(In thousands)
United States	$287,577	$224,276
Rest of world (1)	31,251	27,567
Total revenues	$318,828	$251,843
_________________________________________________
(1)    No individual country represented more than 10% of total revenues.
Contract Assets and Contract Liabilities
The following table reflects the Company’s contract assets and contract liabilities:

	March 31, 2022	December 31, 2021

	(In thousands)
Short-term unbilled receivables, net (1)	$17,348	$17,208
Long-term unbilled receivables, net (2)	16,316	18,084
Total contract assets	$33,664	$35,292

Short-term deferred revenues, net	$127,998	$112,196
Long-term deferred revenues	24,037	20,194
Total contract liabilities	$152,035	$132,390
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
Short-term deferred revenues of $128.0 million and $112.2 million include deferred revenues from product sales and service contracts, net of deferred cost of sales of $20.3 million and $22.4 million, as of March 31, 2022 and December 31, 2021, respectively. The short-term deferred revenues from product sales relate to delivered and invoiced products, pending installation and acceptance, expected to occur within the next twelve months. During the three months ended March 31, 2022, the Company recognized revenues of $66.6 million, that were included in the corresponding gross short-term deferred revenues balance of $134.6 million as of December 31, 2021.

Long-term deferred revenues include deferred revenues from product and service contracts of $24.0 million and $20.2 million as of March 31, 2022 and December 31, 2021, respectively. Remaining performance obligations are primarily recognized ratably over the remaining term of the contract, generally not more than ten years.
Significant Customers
There were no customers that accounted for more than 10% of the Company’s total revenues for the three months ended March 31, 2022 and 2021. Also, there were no customers that accounted for more than 10% of the Company’s accounts receivable balance as of March 31, 2022 and December 31, 2021.
Note 4. Net Income Per Share
Basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted-average number of shares outstanding during the period. In periods of net loss, all potential common shares are anti-dilutive, so diluted net loss per share equals the basic net loss per share. In periods of net income, diluted net income per share is computed by dividing net income for the period by the basic weighted-average number of shares plus any dilutive potential common stock outstanding during the period, using the treasury stock method. Potential common stock includes the effect of outstanding dilutive stock options, restricted stock awards, and restricted stock units, as well as shares the Company could be obligated to issue from its convertible senior notes and warrants, as described in Note 10, Convertible Senior Notes (pre-ASU 2020-06 adoption). For periods prior to the adoption of ASU 2020-06 on January 1, 2022, the Company applied the treasury stock method to calculate the dilutive impact of the convertible senior notes. Upon adoption of ASU 2020-06, effective January 1 2022, the Company is required to apply the if-converted method for calculating the dilutive impact of the convertible senior notes. Refer to Note 1, Organization and Summary of Significant Accounting Policies, for further information. Any anti-dilutive weighted-average dilutive shares related to stock award plans, convertible senior notes, and warrants are excluded from the computation of the diluted net income per share.
The basic and diluted net income per share calculations for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
	2022	2021

	(In thousands, except per share data)
Net income	$8,213	$14,127
Weighted-average shares outstanding – basic	44,249	42,962
Effect of dilutive securities from stock award plans	1,646	1,980
Effect of convertible senior notes	1,918	1,425
Effect of warrants	105	—
Weighted-average shares outstanding – diluted	47,918	46,367

Net income per share – basic	$0.19	$0.33
Net income per share – diluted	$0.17	$0.30

Anti-dilutive weighted-average shares related to stock award plans	336	287
Anti-dilutive weighted-average shares related to convertible senior notes and warrants	—	5,908
Note 5. Cash and Cash Equivalents and Fair Value of Financial Instruments
Cash and cash equivalents of $265.0 million and $349.1 million as of March 31, 2022 and December 31, 2021, respectively, consisted of bank accounts and highly-liquid U.S. Government money market funds held in sweep and asset management accounts with major financial institutions. As of March 31, 2022 and December 31, 2021, cash equivalents were $224.8 million and $320.2 million, respectively, which consisted of money market funds held in sweep and asset management accounts.
Fair Value Hierarchy
The Company measures its financial instruments at fair value. The Company’s cash, cash equivalents, and restricted cash are classified within Level 1 of the fair value hierarchy as they are valued primarily using quoted market prices utilizing market observable inputs. The Company’s credit facility is classified within Level 2 as the valuation inputs are based on quoted prices or market observable data of similar instruments. The Company’s convertible senior notes are classified within Level 2 as the valuation inputs are based on quoted prices in an inactive market on the last day in the reporting period. As of March 31, 2022, the fair value of the convertible senior notes was $810.5 million, compared to their carrying value of $564.3 million, which is net of unamortized debt issuance costs. Refer to Note 9, Debt and Credit Agreement, for further information regarding the Company’s credit facility and Note 10, Convertible Senior Notes, for further information regarding the Company’s convertible senior notes.
Note 6. Balance Sheet Components
Balance sheet details as of March 31, 2022 and December 31, 2021 are presented in the tables below:

	March 31, 2022	December 31, 2021

	(In thousands)
Inventories:
Raw materials	$60,238	$48,215
Work in process	9,483	11,009
Finished goods	67,335	60,700
Total inventories	$137,056	$119,924

Other current assets:
Funds held for customers, including restricted cash (1)	$38,426	$20,405
Net investment in sales-type leases, current portion	11,103	10,665
Prepaid income taxes	5,265	6,656
Other current assets	4,049	10,608
Total other current assets	$58,843	$48,334

Other long-term assets:
Capitalized software, net	$94,108	$96,995
Unbilled receivables, net	16,316	18,084
Deferred debt issuance costs	2,882	3,156
Other long-term assets	8,811	9,284
Total other long-term assets	$122,117	$127,519

Accrued liabilities:
Operating lease liabilities, current portion	$11,809	$12,947
Customer fund liabilities	38,426	31,727
Advance payments from customers	10,337	8,191
Rebate liabilities	40,344	44,644
Group purchasing organization fees	6,503	7,115
Taxes payable	5,487	3,771
Other accrued liabilities	26,923	24,772
Total accrued liabilities	$139,829	$133,167
_________________________________________________
(1)    Includes restricted cash of $23.4 million and $6.6 million as of March 31, 2022 and December 31, 2021, respectively.

The following table summarizes the changes in accumulated balances of other comprehensive income (loss), which consisted of foreign currency translation adjustments, for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021

	(In thousands)
Beginning balance	$(8,407)	$(5,522)
Other comprehensive loss	(2,555)	(621)
Ending balance	$(10,962)	$(6,143)
Note 7. Property and Equipment
The following table represents the property and equipment balances as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021

	(In thousands)
Equipment	$90,930	$89,272
Furniture and fixtures	7,432	7,580
Leasehold improvements	20,913	20,623
Software	67,795	60,856
Construction in progress	16,217	14,757
Property and equipment, gross	203,287	193,088
Accumulated depreciation and amortization	(126,225)	(121,947)
Total property and equipment, net	$77,062	$71,141
Depreciation and amortization expense of property and equipment was $5.3 million and $4.8 million for the three months ended March 31, 2022 and 2021, respectively.
The geographic location of the Company’s property and equipment, net, is based on the physical location in which it is located. The following table summarizes the geographic information for property and equipment, net, as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021

	(In thousands)
United States	$72,803	$66,788
Rest of world (1)	4,259	4,353
Total property and equipment, net	$77,062	$71,141
_________________________________________________
(1)    No individual country represented more than 10% of total property and equipment, net.
Note 8. Goodwill and Intangible Assets
Goodwill
The following table represents changes in the carrying amount of goodwill:

	December 31, 2021	Additions (1)	Foreign currency exchange rate fluctuations	March 31, 2022

	(In thousands)
Goodwill	$738,900	2,549	(1,023)	$740,426
_________________________________________________
(1)     Refer to Note 2, Business Combinations, for further information.

Intangible Assets, Net
The carrying amounts and useful lives of intangible assets as of March 31, 2022 and December 31, 2021 were as follows:

	March 31, 2022
	Gross carrying amount (1)	Accumulated amortization	Foreign currency exchange rate fluctuations	Net carrying amount	Useful life (years)

	(In thousands, except for years)
Customer relationships	$311,089	$(83,571)	$(1,106)	$226,412	4 - 30
Acquired technology	92,066	(55,492)	—	36,574	4 - 20
Backlog	1,800	(225)	—	1,575	2
Trade names	9,200	(5,848)	—	3,352	5 - 12
Patents	2,430	(1,216)	—	1,214	2 - 20
Non-compete agreements	600	(300)	—	300	3
Total intangibles assets, net	$417,185	$(146,652)	$(1,106)	$269,427

	December 31, 2021
	Gross carrying amount (1)	Accumulated amortization	Foreign currency exchange rate fluctuations	Net carrying amount	Useful life (years)

	(In thousands, except for years)
Customer relationships	$309,989	$(78,093)	$(933)	$230,963	10 - 30
Acquired technology	95,466	(55,859)	6	39,613	4 - 20
Backlog	1,800	—	—	1,800	2
Trade names	9,200	(5,600)	14	3,614	5 - 12
Patents	2,462	(1,186)	—	1,276	2 - 20
Non-compete agreements	600	(250)	—	350	3
Total intangibles assets, net	$419,517	$(140,988)	$(913)	$277,616
_________________________________________________
(1)     The differences in gross carrying amounts between periods are primarily due to the write-off of certain fully amortized intangible assets, partially offset by additions of intangible assets in connection with the Hub and Spoke Innovations acquisition.
Amortization expense of intangible assets was $9.1 million and $6.3 million for the three months ended March 31, 2022 and 2021, respectively.
The estimated future amortization expenses for amortizable intangible assets were as follows:

March 31, 2022

(In thousands)
Remaining nine months of 2022	$26,204
2023	31,594
2024	23,139
2025	21,086
2026	18,099
Thereafter	149,305
Total	$269,427

Note 9. Debt and Credit Agreement
2019 Revolving Credit Facility
On November 15, 2019, the Company entered into an Amended and Restated Credit Agreement (as subsequently amended as discussed below, the “A&R Credit Agreement”) with the lenders from time to time party thereto, Wells Fargo Securities, LLC, Citizens Bank, N.A., and JPMorgan Chase Bank, N.A., as joint lead arrangers, and Wells Fargo Bank, National Association, as administrative agent. The A&R Credit Agreement superseded the Company’s 2016 secured credit facility and provides for (a) a five-year revolving credit facility of $500.0 million (the “Revolving Credit Facility”) and (b) an uncommitted incremental loan facility of up to $250.0 million (the “Incremental Facility”). In addition, the A&R Credit Agreement includes a letter of credit sub-limit of up to $15.0 million and a swing line loan sub-limit of up to $25.0 million. The A&R Credit Agreement has an expiration date of November 15, 2024, upon which date all remaining outstanding borrowings will be due and payable.
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
The A&R Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, dividends, and other distributions. The A&R Credit Agreement contains financial covenants that require the Company and its subsidiaries to not exceed a maximum total secured net leverage ratio (as described above) and maintain a minimum interest coverage ratio. In addition, the A&R Credit Agreement contains certain customary events of default including, but not limited to, failure to pay interest, principal, and fees, or other amounts when due, material misrepresentations or misstatements in any representation or warranty, covenant defaults, certain cross defaults to other material indebtedness, certain judgment defaults, and events of bankruptcy. The Company’s obligations under the A&R Credit Agreement and any swap obligations and banking services obligations owing to a lender (or an affiliate of a lender) are guaranteed by certain of its domestic subsidiaries and secured by substantially all of its and such subsidiary guarantors’ assets. In connection with entering into the A&R Credit Agreement, and as a condition precedent to borrowing loans thereunder, the Company and certain of the Company’s other direct and indirect subsidiaries have entered into certain ancillary agreements, including, but not limited to, a reaffirmation agreement, which amends certain terms of the existing collateral agreement and reaffirms their obligations under the existing guaranty agreement. The Company was in full compliance with all covenants as of March 31, 2022.
As of each of March 31, 2022 and December 31, 2021, there was no outstanding balance for the Revolving Credit Facility.
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
During the three months ended March 31, 2022, the conditional conversion feature of the Notes was triggered, based on the price of the Company’s common stock, as the last reported sale price of the Company’s common stock was greater than or equal to 130% of the then applicable conversion price for the Notes for at least 20 trading days during the period of 30 consecutive trading days ending on March 31, 2022, the last trading day of the fiscal quarter. Accordingly, the Notes are convertible, in whole or in part, at the option of the holders during the second quarter of 2022. Whether the Notes will be convertible following the second fiscal quarter of 2022 will depend on the continued satisfaction of this condition or another conversion condition in the future. The Company continues to classify the Notes as a current liability in its Condensed Consolidated Financial Statements as of March 31, 2022 based on its irrevocable election to settle the principal amount in cash as discussed below.
Under the original terms of the Indenture, upon conversion, the Company could satisfy its conversion obligation by paying or delivering cash, shares of its common stock, or a combination thereof, at the Company’s election, in the manner and subject to the terms and conditions provided in the Indenture. On December 13, 2021, the Company irrevocably elected to fix its settlement method to a combination of cash and shares of the Company’s common stock with the specified cash amount per $1,000 principal amount of Notes of at least $1,000. As a result, for Notes converted on or after December 13, 2021, a converting noteholder will receive (i) up to $1,000 in cash per $1,000 principal amount of Notes and (ii) cash and/or shares of the Company’s common stock, at the Company’s option for any conversion consideration in excess of $1,000. In addition, the Company continues to have the ability to set the specified cash amount per $1,000 principal amount of Notes above $1,000. The initial conversion rate for the Notes is 10.2751 shares of the Company’s common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $97.32 per share of the Company’s common stock, subject to adjustment under certain circumstances in accordance with the terms of the Indenture. In addition, following certain corporate events that occur prior to the maturity date of the Notes or if the Company delivers a notice of redemption in respect of the Notes, the Company will, under certain circumstances, increase the conversion rate of the Notes for a holder who elects to convert its Notes (or any portion thereof) in connection with such a corporate event or convert its Notes called (or deemed called) for redemption during the related redemption period (as defined in the Indenture), as the case may be.
If the Company undergoes a fundamental change, holders may require, subject to certain exceptions, the Company to repurchase for cash all or any portion of their Notes at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. As of March 31, 2022, none of the criteria for a fundamental change or a conversion rate adjustment had been met.
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
Prior to the adoption of ASU 2020-06, convertible debt instruments that could be settled in cash were required to be separated into liability and equity components. The allocation to the liability component was based on the fair value of a similar instrument that did not contain an equity conversion option. Based on this debt-to-equity ratio, debt issuance costs were then allocated to the liability and equity components in a similar manner. Accordingly, at issuance, the Company allocated $461.8 million to the debt liability and $72.7 million to additional paid-in capital, net of applicable issuance costs and deferred taxes. The difference between the principal amount of the Notes and the liability component, inclusive of issuance costs, represented the debt discount, which the Company amortized to interest expense over the term of the Notes using an effective interest rate of 4.18%. The determination of the discount rate required certain estimates and assumptions.
Upon adoption of ASU 2020-06, effective January 1, 2022, the Notes are no longer separated into liability and equity components, and are accounted for as a single liability measured at its amortized cost. Refer to Note 1, Organization and Summary of Significant Accounting Policies, for further information.
As of March 31, 2022, the remaining life of the Notes and the related issuance cost accretion is approximately 3.5 years.
The maximum number of shares issuable upon conversion, including the effect of a fundamental change and subject to other conversion rate adjustments, would be 5.9 million shares. As of March 31, 2022, the if-converted value of the Notes exceeded the principal amount by $190.1 million.
The Notes consisted of the following balances reported in the Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021:

	March 31, 2022 (2)	December 31, 2021

	(In thousands)
Liability:
Principal amount	$575,000	$575,000
Unamortized discount	—	(77,136)
Unamortized debt issuance costs	(10,731)	(9,712)
Convertible senior notes, liability component (1)	$564,269	$488,152
Convertible senior notes, equity component	$—	$72,732
_________________________________________________
(1)    Classified as a current liability as of both March 31, 2022 and December 31, 2021 in the Condensed Consolidated Balance Sheets.
(2)    Refer to Note 1, Organization and Summary of Significant Accounting Policies, for further information regarding the impact of the adoption of ASU 2020-06, effective January 1, 2022.
The following table summarizes the components of interest expense resulting from the Notes recognized in interest and other income (expense), net in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022 (1)	2021

	(In thousands)
Contractual coupon interest	$359	$359
Amortization of discount	$—	$4,571
Amortization of debt issuance costs	$764	$575
_________________________________________________
(1)    Refer to Note 1, Organization and Summary of Significant Accounting Policies, for further information regarding the impact of the adoption of ASU 2020-06, effective January 1, 2022.
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
Note 11. Lessor Leases
Sales-Type Leases
On a recurring basis, the Company enters into multi-year, sales-type lease agreements, with the majority varying in length from one to five years. The Company optimizes cash flows by selling a majority of its non-U.S. government sales-type leases to third-party leasing finance companies on a non-recourse basis. The Company has no obligation to the leasing company once the lease has been sold. Some of the Company’s sales-type leases, mostly those relating to U.S. government hospitals which comprise approximately 62% of the lease receivable balance, are retained in-house.
The following table presents the Company’s income recognized from sales-type leases for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021

	(In thousands)
Sales-type lease revenues	$6,505	$5,963
Cost of sales-type lease revenues	(3,078)	(2,366)
Selling profit on sales-type lease revenues	$3,427	$3,597
The receivables as a result of these types of transactions are collateralized by the underlying equipment leased and consist of the following components at March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021

	(In thousands)
Net minimum lease payments to be received	$32,690	$31,444
Less: Unearned interest income portion	(2,536)	(2,388)
Net investment in sales-type leases	30,154	29,056
Less: Current portion (1)	(11,103)	(10,665)
Long-term investment in sales-type leases, net	$19,051	$18,391
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

The maturity schedule of future minimum lease payments under sales-type leases retained in-house and the reconciliation to the net investment in sales-type leases reported on the Condensed Consolidated Balance Sheets was as follows:

March 31, 2022

(In thousands)
Remaining nine months of 2022	$9,024
2023	9,301
2024	6,300
2025	4,365
2026	1,972
Thereafter	1,728
Total future minimum sales-type lease payments	32,690
Present value adjustment	(2,536)
Total net investment in sales-type leases	$30,154
Operating Leases
The Company entered into certain leasing agreements that were classified as operating leases prior to the adoption of ASC 842, Leases. These agreements in place prior to January 1, 2019 continue to be treated as operating leases; however, any leasing agreements entered into on or after January 1, 2019 under these programs are classified and accounted for as sales-type leases in accordance with ASC 842. The operating lease arrangements generally have initial terms of one to seven years.
The following table represents the Company’s income recognized from operating leases for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021

	(In thousands)
Rental income	$2,472	$2,611
Note 12. Lessee Leases
The Company has operating leases for office buildings, data centers, office equipment, and vehicles. The Company’s leases have initial terms of one to 12 years. As of March 31, 2022, the Company did not have any additional material operating leases that were entered into, but not yet commenced.
The maturity schedule of future minimum lease payments under operating leases and the reconciliation to the operating lease liabilities reported on the Condensed Consolidated Balance Sheets was as follows:

March 31, 2022

(In thousands)
Remaining nine months of 2022	$11,244
2023	11,459
2024	9,859
2025	6,909
2026	6,457
Thereafter	10,882
Total operating lease payments	56,810
Present value adjustment	(7,728)
Total operating lease liabilities (1)	$49,082
_________________________________________________
(1)    Amount consists of a current and long-term portion of operating lease liabilities of $11.8 million and $37.3 million, respectively. The current portion of the operating lease liabilities is included in accrued liabilities in the Condensed Consolidated Balance Sheets.

Operating lease costs were $4.1 million and $3.7 million for the three months ended March 31, 2022 and 2021, respectively. Short-term lease costs and variable lease costs were immaterial for the three months ended March 31, 2022 and 2021. During the three months ended March 31, 2022, the Company recorded an impairment of operating lease right-of-use assets of $1.8 million in connection with restructuring activities for optimization of certain leased facilities. The impairment charge was recorded to selling, general, and administrative expenses on the Company’s Condensed Consolidated Statements of Operations.
The following table summarizes supplemental cash flow information related to the Company’s operating leases for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities	$4,193	$3,972
Right-of-use assets obtained in exchange for new lease liabilities	$497	$541
The following table summarizes the weighted-average remaining lease term and weighted-average discount rate related to the Company’s operating leases as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Weighted-average remaining lease term, years	5.2	5.2
Weighted-average discount rate, %	5.6%	5.5%
Note 13. Commitments and Contingencies
Purchase Obligations
In the ordinary course of business, the Company issues purchase orders based on its current manufacturing needs. As of March 31, 2022, the Company had non-cancelable purchase commitments of $227.1 million, of which $194.5 million are expected to be paid within the year ending December 31, 2022.
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
On December 21, 2020, Becton, Dickinson and Company (“BD”) filed a complaint against the Company in the United States District Court for the Middle District of North Carolina, asserting claims of misappropriation under the Defend Trade Secrets Act, misappropriation under the North Carolina Trade Secrets Protection Act, unfair competition, and unfair/deceptive trade practices in violation of North Carolina law (the “BD Complaint”). This action (the “BD Action”) was commenced in relation to another action brought by BD, in the same Court (the “Related Matter”) against a former BD employee who is also a former Company employee (the “Former Employee”) alleging that the Former Employee had violated the Former Employee’s legal obligations to BD regarding BD’s confidential and trade secret information when the Former Employee allegedly downloaded certain documents from BD’s information technology system following the end of the Former Employee’s employment with BD. In connection with the Related Matter, BD, the Former Employee, and the Company entered into a protocol with the purpose of facilitating the return to BD of any BD documents that may have been resident, as a result of the Former Employee’s actions, on any devices belonging to the Former Employee or the Company. The BD Complaint seeks injunctive relief and monetary damages in the form of compensatory, punitive, and exemplary damages, attorneys’ fees and costs, and pre-judgment and post-judgment interest. On March 8, 2022, the parties entered into a confidential settlement agreement. Omnicell is currently in the process of effectuating certain obligations under the agreement prior to dismissal of the BD Complaint.
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
Note 14. Income Taxes
The Company generally provides for income taxes in interim periods based on the estimated annual effective tax rate for the year, adjusting for discrete items in the quarter in which they arise. The annual effective tax rate before discrete items was 26.4% and 26.7% for the three months ended March 31, 2022 and 2021, respectively.
The Company has executed various global operational centralization activities and legal entity rationalization in recent years. The Company did not recognize any gains or losses from such activities during the three months ended March 31, 2022 and 2021. The Company recognized a discrete tax benefit related to equity compensation in the amount of $4.4 million and $4.1 million for the three months ended March 31, 2022 and 2021, respectively.
The 2022 annual effective tax rate before discrete items differed from the statutory rate of 21% primarily due to the unfavorable impact of state income taxes, non-deductible compensation and equity charges, and Global Intangible Low-Taxed Income tax inclusion, partially offset by the favorable impact of research and development credits and a foreign derived intangible income (“FDII”) benefit deduction. The 2021 annual effective tax rate before discrete items differed from the statutory rate of 21% primarily due to the unfavorable impact of state income taxes, non-deductible compensation and equity charges, and non-deductible expenses, partially offset by the favorable impact of research and development credits and a FDII benefit deduction.
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
As of March 31, 2022 and December 31, 2021, the Company had gross unrecognized tax benefits of $9.3 million and $9.0 million, respectively. It is the Company’s policy to classify accrued interest and penalties as part of unrecognized tax benefits, but to record interest and penalties in interest and other income (expense), net in the Condensed Consolidated Statements of Operations. As of both March 31, 2022 and December 31, 2021, the amount of accrued interest and penalties was $0.6 million.
The Company files income tax returns in the United States and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examinations by taxing authorities, including major jurisdictions such as the United States, Germany, Italy, Netherlands, and the United Kingdom. With few exceptions, as of March 31, 2022, the Company was no longer subject to U.S., state, and foreign tax examinations for years before 2018, 2017, and 2017, respectively.
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

Note 15. Employee Benefits and Share-Based Compensation
Stock-Based Plans
For a detailed explanation of the Company’s stock plans, refer to Note 14, Employee Benefits and Share-Based Compensation, of the audited Consolidated Financial Statements and accompanying Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 25, 2022.
Share-Based Compensation Expense
The following table sets forth the total share-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021

	(In thousands)
Cost of product and service revenues	$2,244	$1,937
Research and development	2,264	1,700
Selling, general, and administrative	11,700	8,135
Total share-based compensation expense	$16,208	$11,772
Employee Stock Purchase Plan (“ESPP”)
The following assumptions were used to value shares under the ESPP for the three months ended March 31, 2022 and 2021:

Three Months Ended March 31,
	2022	2021
Expected life, years	0.5 - 2.0	0.5 - 2.0
Expected volatility, %	28.8% - 45.6%	27.4% - 53.5%
Risk-free interest rate, %	0.1% - 1.5%	0.1% - 2.6%
Dividend yield, %	—%	—%
For the three months ended March 31, 2022 and 2021, employees purchased approximately 175,000 and 156,000 shares of common stock, respectively, under the ESPP at a weighted-average price of $66.81 and $59.75, respectively. As of March 31, 2022, the unrecognized compensation cost related to the shares to be purchased under the ESPP was approximately $3.6 million and is expected to be recognized over a weighted-average period of 1.4 years.
Stock Options
The following assumptions were used to value stock options granted pursuant to the Company’s 2009 Equity Incentive Plan, as amended, (the “2009 Plan”) for the three months ended March 31, 2021. There were no stock options granted during the three months ended March 31, 2022.

Three Months Ended March 31,
2021
Expected life, years	4.9
Expected volatility, %	30.1%
Risk-free interest rate, %	0.6%
Estimated forfeiture rate, %	7.9%
Dividend yield, %	—%

The following table summarizes the stock option activity during the three months ended March 31, 2022:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Years	Aggregate Intrinsic Value

	(In thousands, except per share data)
Outstanding at December 31, 2021	2,954	$67.35	6.9	$334,119
Granted	—	—
Exercised	(141)	51.47
Expired	(1)	68.74
Forfeited	(33)	80.32
Outstanding at March 31, 2022	2,779	$68.00	6.8	$171,505
Exercisable at March 31, 2022	1,699	$58.65	6.0	$120,394
Vested and expected to vest at March 31, 2022 and thereafter	2,683	$67.36	6.7	$167,177
The weighted-average fair value per share of options granted during the three months ended March 31, 2021 was $33.89. The intrinsic value of options exercised during the three months ended March 31, 2022 and 2021 was $12.7 million and $14.0 million, respectively.
As of March 31, 2022, total unrecognized compensation cost related to unvested stock options was $28.4 million, which is expected to be recognized over a weighted-average vesting period of 2.0 years.
Restricted Stock Units (“RSUs”)
The following table summarizes the RSU activity under the 2009 Plan during the three months ended March 31, 2022:

	Number of Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Years	Aggregate Intrinsic Value

	(In thousands, except per share data)
Outstanding at December 31, 2021	763	$119.93	1.6	$137,696
Granted (Awarded)	150	147.90
Vested (Released)	(43)	84.74
Forfeited	(26)	119.49
Outstanding and unvested at March 31, 2022	844	$126.70	1.6	$109,317
As of March 31, 2022, total unrecognized compensation cost related to RSUs was $85.5 million, which is expected to be recognized over the remaining weighted-average vesting period of 3.0 years.
Restricted Stock Awards (“RSAs”)
The following table summarizes the RSA activity under the 2009 Plan during the three months ended March 31, 2022:

	Number of Shares	Weighted-Average Grant Date Fair Value

	(In thousands, except per share data)
Outstanding at December 31, 2021	11	$137.36
Granted (Awarded)	—	—
Vested (Released)	—	—
Outstanding and unvested at March 31, 2022	11	$137.36
As of March 31, 2022, total unrecognized compensation cost related to RSAs was $0.2 million, which is expected to be recognized over the remaining weighted-average vesting period of 0.2 years.

Performance-Based Stock Unit Awards (“PSUs”)
The following table summarizes the PSU activity under the 2009 Plan during the three months ended March 31, 2022:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Unit

	(In thousands, except per share data)
Outstanding at December 31, 2021	144	$118.71
Granted	75	156.82
Additional granted based on performance achievement	51	156.79
Vested	(57)	119.09
Forfeited	(1)	178.81
Outstanding and unvested at March 31, 2022	212	$141.05
As of March 31, 2022, total unrecognized compensation cost related to PSUs was approximately $13.7 million, which is expected to be recognized over the remaining weighted-average vesting period of 1.5 years.
Summary of Shares Reserved for Future Issuance under Equity Incentive Plans
The Company had the following ordinary shares reserved for future issuance under its equity incentive plans as of March 31, 2022:

Number of Shares

(In thousands)
Share options outstanding	2,779
Non-vested restricted stock awards	1,067
Shares authorized for future issuance	1,154
ESPP shares available for future issuance	744
Total shares reserved for future issuance	5,744
Stock Repurchase Programs
On August 2, 2016, the Company’s Board of Directors (the “Board”) authorized a stock repurchase program providing for the repurchase of up to $50.0 million of the Company’s common stock (the “2016 Repurchase Program”). The 2016 Repurchase Program is in addition to the stock repurchase program approved by the Board on November 4, 2014 providing for the repurchase of up to $50.0 million of the Company’s common stock (the “2014 Repurchase Program”). As of March 31, 2022, the 2014 Repurchase Program was completed, and the maximum dollar value of shares that may yet be purchased under the 2016 Repurchase Program was $2.7 million. The 2016 Repurchase Program does not obligate the Company to repurchase any specific number of shares, and the Company may terminate or suspend the 2016 Repurchase Program at any time.
During the three months ended March 31, 2022, the Company repurchased approximately 389,300 shares of its common stock under the repurchase programs at an average price of $134.11 per share for an aggregate purchase price of approximately $52.2 million. During the three months ended March 31, 2021, the Company did not repurchase any of its outstanding common stock under the repurchase programs.
Note 16. Restructuring Expenses
During 2020, the Company announced a company-wide organizational realignment initiative in order to more effectively align its organizational infrastructure and operations with the industry vision of the Autonomous Pharmacy. In the first quarter of 2021, the Company continued its organizational realignment initiative, incurring $2.0 million of employee severance costs and related expenses.
During the first quarter of 2022, the Company initiated certain domestic and international restructuring initiatives, in order to enhance and streamline certain engineering functions for its domestic operations, and to realign its international sales organization to better serve its customers in various international markets. During the three months ended March 31, 2022, the restructuring plans incurred $3.5 million of employee severance costs and related expenses. As of March 31, 2022 the unpaid balance related to these restructuring plans was $1.8 million.

The following table summarizes the total restructuring expense recognized in the Company’s Condensed Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021

	(In thousands)
Cost of product and service revenues	$156	$389
Research and development	1,594	105
Selling, general, and administrative	1,777	1,526
Total restructuring expense	$3,527	$2,020
Note 17. Subsequent Events
On May 4, 2022, the Company determined that certain of its information technology systems were affected by ransomware impacting certain internal systems. There is an impact on certain of the Company’s products and services, as well as certain of its internal systems. Upon detecting the security event, the Company took immediate steps designed to contain the incident and implement its business continuity plans to restore and support continued operations. The Company has notified appropriate law enforcement authorities. The Company is also working closely with cybersecurity experts and legal counsel. The Company is in the early stages of its investigation and assessment of the security event and cannot determine, at this time, the extent of the impact from such event on our business, results of operations or financial condition or whether such impact will have a material adverse effect.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements are contained throughout this Quarterly Report including in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include, but are not limited to, statements about:
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
•our goal to deliver on the industry vision of the Autonomous Pharmacy, as well as our plan to integrate our current offerings and technologies on a cloud infrastructure and invest in broadening our solutions across certain key areas as we execute on this vision;
•continued investment in the industry vision of the Autonomous Pharmacy, our beliefs about the anticipated benefits of such investments, and our expectations regarding continued growth in current and future subscription and cloud-based offerings as we execute on this vision;

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
Other Information
All references in this Quarterly Report on Form 10-Q to “Omnicell,” “our,” “us,” “we,” or “the Company” refer to Omnicell, Inc., a Delaware corporation, and its subsidiaries, collectively. The term “Omnicell, Inc.” refers only to Omnicell, Inc., excluding its subsidiaries.
We own various registered and unregistered trademarks and service marks used in our business, some of which appear in this Quarterly Report, including Omnicell®. This Quarterly Report may also include the trademarks and service marks of other companies. Such trademarks and service marks are the marks of their respective owners.
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
Facilities worldwide use our automation and analytics solutions to increase operational efficiency, reduce medication errors, deliver actionable intelligence, and improve patient safety. Institutional and retail pharmacies across North America, the

United Kingdom, Germany, and Australia leverage our innovative medication adherence and population health solutions to improve patient engagement and adherence to prescriptions, helping to reduce costly hospital readmissions. We sell our product and consumable solutions together with related service offerings. Revenues generated in the United States represented 90% and 89% of our total revenues for the three months ended March 31, 2022 and 2021, respectively.
Over the past several years, our business has expanded from a single-point solution to a platform of products and services that will help to further advance the industry vision of the Autonomous Pharmacy. This expansion has resulted in larger deal sizes across multiple products, services, and implementations for customers and, we believe, more comprehensive, valuable, and enduring relationships.
We utilize product bookings as an indicator of the success of our business. Product bookings generally consist of all firm orders other than for technical services and other less significant items, as evidenced generally by a non-cancelable contract and purchase order for equipment, software products, and Advanced Services, and by a purchase order or through our Omnicell Storefront online ordering platform for consumables. A majority of our connected devices and software license product bookings are installable within twelve months of booking, and are recorded as revenue upon customer acceptance of the installation or receipt of goods. Revenues from software-as-a-service (“SaaS”), subscription software, and technology-enabled services product bookings are recorded over the contractual term.
In addition to product solution sales, we provide a range of services to our customers. We provide installation planning and consulting as part of most product sales which is generally included in the initial price of the solution. We also provide Advanced Services such as Omnicell One, EnlivenHealth, 340B solutions, Central Pharmacy Dispensing Services, and Central Pharmacy Compounding Services. To help assure the maximum availability of our systems, our customers typically purchase maintenance and support contracts in increments of one to five years. As a result of the growth of our installed base of customers and expanded service offerings, our service revenues have also grown.
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
Our full-time employee headcount was approximately 3,890 and 3,800 on March 31, 2022 and December 31, 2021, respectively.
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
COVID-19 Update
We continue to closely monitor the COVID-19 pandemic and ongoing impacts on the Company. At the outset of the COVID-19 pandemic, many health systems faced financial and operational pressures which we believe led our customers to delay or defer purchasing decisions and/or implementation of our solutions. However, our customers have generally returned to pre-pandemic purchasing patterns consistent with long-term strategic investments. We believe that the challenges that our customers have faced during the COVID-19 pandemic, including the need for robust visibility throughout their pharmacy supply chains, have increased the strategic relevance of our products and services.
COVID-19 vaccines are now available and being widely distributed. Despite this, there remains uncertainty regarding the duration and severity of the continuing impact of the pandemic, including the impact of new variants of the COVID-19 virus, on the U.S. and world economies, as well as on our business. We continue to carefully monitor this dynamic situation and may adjust our outlook as appropriate. The ongoing impact of the COVID-19 pandemic may adversely affect our business, results of operations, financial condition, and liquidity (including increased borrowing costs or other costs of capital). However, under current circumstances, we believe that our financial position and resources will allow us to manage the anticipated impact of the COVID-19 pandemic on our business for the foreseeable future.
Acquisitions
On January 10, 2022, we completed the acquisition of Hub and Spoke Innovations, pursuant to the terms and conditions of the Share Purchase Agreement, dated January 10, 2022, by and among Omnicell Limited (a wholly-owned subsidiary of the Company), Hub and Spoke Innovations Limited, and certain beneficial stockholders specified therein for a base purchase price of £2.5 million (approximately $3.4 million based on the exchange rate in effect at the acquisition date), prior to customary adjustments for closing cash, net working capital, and assumed indebtedness. The Hub and Spoke Innovations acquisition is expected to complement Omnicell’s total solution technology portfolio for retail pharmacy in the United Kingdom to help pharmacies improve workflows, offer patients 24/7 access to their medications and provide enhanced patient care. The results of the operations of Hub and Spoke Innovations have been included in our consolidated results of operations beginning January 10, 2022.
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
We believe the following critical accounting policies are affected by significant judgments and estimates used in the preparation of our Condensed Consolidated Financial Statements:
•Revenue recognition;
•Allowance for credit losses for accounts receivable and unbilled receivables;
•Leases;
•Inventory;
•Software development costs;
•Valuation and impairment of goodwill and intangible assets;
•Business combinations;
•Convertible senior notes;
•Share-based compensation; and
•Accounting for income taxes.
There were no material changes in the matters for which we make critical accounting estimates in the preparation of our Condensed Consolidated Financial Statements during the three months ended March 31, 2022 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2021, except as discussed in “Recently Adopted Authoritative Guidance” in Note 1, Organization and Summary of Significant Accounting Policies, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
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

RESULTS OF OPERATIONS
Total Revenues

	Three Months Ended March 31,
			Change in
	2022	2021	$	%

	(Dollars in thousands)
Product revenues	$225,875	$178,125	$47,750	27%
Percentage of total revenues	71%	71%
Services and other revenues	92,953	73,718	19,235	26%
Percentage of total revenues	29%	29%
Total revenues	$318,828	$251,843	$66,985	27%
Product revenues represented 71% of total revenues for both the three months ended March 31, 2022 and 2021. Product revenues increased by $47.8 million, due to increased customer demand, primarily within our automated dispensing systems business.
Services and other revenues represented 29% of total revenues for both the three months ended March 31, 2022 and 2021. Services and other revenues include revenues from technical services; SaaS, subscription software, and technology-enabled services; and other services. Services and other revenues increased by $19.2 million, primarily due to revenues from our recent acquisitions of FDS Amplicare, ReCept, and MarkeTouch Media.
Our international sales represented 10% and 11% of total revenues for the three months ended March 31, 2022 and 2021, respectively, and are expected to be affected by foreign currency exchange rate fluctuations. We are unable to predict the extent to which revenues in future periods will be impacted by changes in foreign currency exchange rates.
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

	Three Months Ended March 31,
			Change in
	2022	2021	$	%

	(Dollars in thousands)
Cost of revenues:
Cost of product revenues	$118,338	$92,627	$25,711	28%
As a percentage of related revenues	52%	52%
Cost of services and other revenues	50,443	36,933	13,510	37%
As a percentage of related revenues	54%	50%
Total cost of revenues	$168,781	$129,560	$39,221	30%
As a percentage of total revenues	53%	51%

Gross profit	$150,047	$122,283	$27,764	23%
Gross margin	47%	49%
Cost of revenues for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 increased by $39.2 million, of which $25.7 million was attributed to the increase in cost of product revenues and $13.5 million was attributed to the increase in cost of services and other revenues.
The increase in cost of product revenues was primarily driven by the increase in product revenues of $47.8 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, as well as increased inventory-related costs due to inflationary impacts. The increase was partially offset by the benefits associated with economies of scale due to higher volumes during the three months ended March 31, 2022 compared to the three months ended March 31, 2021.
The increase in cost of services and other revenues was primarily driven by the increase in services and other revenues of $19.2 million, including incremental revenues from our recent acquisitions, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, as well as additional investments in our service business to support new service solutions.
The overall decrease in gross margin primarily relates to additional investments in our business, including our service solutions, as well as inflationary impacts on inventory-related costs. The decrease is partially offset by higher revenues for the three months ended March 31, 2022 due to increased customer demand as well as benefits associated with economies of scale due to higher volumes. Our gross profit for the three months ended March 31, 2022 was $150.0 million, as compared to $122.3 million for the three months ended March 31, 2021.
Operating Expenses and Interest and Other Income (Expense), Net

	Three Months Ended March 31,
			Change in
	2022	2021	$	%

	(Dollars in thousands)
Operating expenses:
Research and development	$25,030	$16,080	$8,950	56%
As a percentage of total revenues	8%	6%
Selling, general, and administrative	119,933	86,593	33,340	39%
As a percentage of total revenues	38%	34%
Total operating expenses	$144,963	$102,673	$42,290	41%
As a percentage of total revenues	45%	41%

Interest and other income (expense), net	$(114)	$(6,691)	$6,577	(98)%
Research and Development. Research and development expenses increased by $9.0 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was primarily attributed to an increase in employee-related expenses of approximately $7.4 million due to increased headcount to support the continued development of our intelligent infrastructure and incremental headcount from recent acquisitions, as well as an increase of $1.5 million in employee-related expenses for restructuring initiatives.
Selling, General, and Administrative. Selling, general, and administrative expenses increased by $33.3 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was primarily due to an increase of approximately $17.5 million in employee-related expenses primarily related to increased headcount, including the incremental headcount from recent acquisitions, as well as an increase in spending on travel and meetings of $2.8 million, an increase in intangible asset amortization expense of $2.3 million, and a $1.8 million impairment of operating lease right-of-use assets.
Interest and Other Income (Expense), Net. Interest and other income (expense), net changed by $6.6 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily driven by a $5.1 million decrease in other expenses and a $1.4 million increase in other income. The decrease in other expenses during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 is primarily due to the adoption of ASU 2020-06, effective January 1, 2022, which eliminated the imputed interest expense recognized on our convertible senior notes (refer to Note 1, Organization and Summary of Significant Accounting Policies, for additional information). The increase in other income during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 is primarily attributable to benefits from certain arrangements outside of our normal course of business.
Provision for (Benefit from) Income Taxes

	Three Months Ended March 31,
			Change in
	2022	2021	$	%

	(Dollars in thousands)
Benefit from income taxes	$(3,243)	$(1,208)	$(2,035)	168%
Our annual effective tax rate before discrete items was 26.4% and 26.7% for the three months ended March 31, 2022 and 2021, respectively. The slight decrease in the estimated annual effective tax rate for the three months ended March 31, 2022 compared to the same period in 2021 was primarily due to an increase in research and development credits.
Benefit from income taxes for the three months ended March 31, 2022 included net discrete income tax benefit of $4.6 million, primarily due to a $4.4 million tax benefit from equity compensation.
Benefit from income taxes for the three months ended March 31, 2021 included net discrete income tax benefit of $4.7 million, primarily due to a $4.1 million tax benefit from equity compensation.
Effective January 1, 2022, the Tax Cuts and Jobs Act of 2017 eliminated the ability to deduct research and development expenditures and required those expenditures to be amortized. While this change has not materially impacted our effective tax rate, it could potentially impact our cash flows and increase the amount of cash taxes we pay.
Refer to Note 14, Income Taxes, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information.
LIQUIDITY AND CAPITAL RESOURCES
We had cash and cash equivalents of $265.0 million at March 31, 2022 compared to $349.1 million at December 31, 2021. All of our cash and cash equivalents are invested in bank accounts and money market funds held in sweep and asset management accounts with major financial institutions.
Our cash position and working capital at March 31, 2022 and December 31, 2021 were as follows:

	March 31, 2022	December 31, 2021

	(In thousands)
Cash and cash equivalents	$265,008	$349,051
Working capital (deficit) (1)	$(175,408)	$(95,456)
_________________________________________________
(1)    The working capital deficit balances as of March 31, 2022 and December 31, 2021 were primarily due to the reclassification of our convertible senior notes as a current rather than long-term liability. Refer to Note 10, Convertible Senior Notes, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information.

Our ratio of current assets to current liabilities was 0.8:1 and 0.9:1 at March 31, 2022 and December 31, 2021, respectively.
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
As of March 31, 2022, there was no outstanding balance for the Revolving Credit Facility and we were in full compliance with all covenants. Refer to Note 9, Debt and Credit Agreement, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information. We expect to use future loans under the Revolving Credit Facility, if any, for working capital, potential acquisitions, and other general corporate purposes.
Uses of Cash
Our future uses of cash are expected to be primarily for working capital, capital expenditures, and other contractual obligations. We also expect a continued use of cash for potential acquisitions and acquisition-related activities, as well as repurchases of our common stock.
The 2016 Repurchase Program has a total of $2.7 million remaining for future repurchases as of March 31, 2022, which may result in additional use of cash. As of March 31, 2022, the 2014 Repurchase Program was completed. During the three months ended March 31, 2022, we repurchased approximately 389,300 shares of our common stock under our repurchase programs at an average price of $134.11 per share for an aggregate purchase price of approximately $52.2 million. Refer to “Stock Repurchase Programs” under Note 15, Employee Benefits and Share-Based Compensation, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information.
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

Cash Flows
The following table summarizes, for the periods indicated, selected items in our Condensed Consolidated Statements of Cash Flows:

	Three Months Ended March 31,
	2022	2021

	(In thousands)
Net cash provided by (used in):
Operating activities	$(15,996)	$57,415
Investing activities	(18,733)	(13,132)
Financing activities	(32,119)	15,599
Effect of exchange rate changes on cash and cash equivalents	(411)	(386)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(67,259)	$59,496
Operating Activities
We expect cash from our operating activities to fluctuate in future periods as a result of a number of factors, including the timing of our billings and collections, our operating results, and the timing of other liability payments.
Net cash used in operating activities was $16.0 million for the three months ended March 31, 2022, primarily consisting of net income of $8.2 million adjusted for non-cash items of $38.6 million, offset by changes in assets and liabilities of $62.8 million. The non-cash items primarily consisted of depreciation and amortization expense of $21.1 million, share-based compensation expense of $16.2 million, amortization of operating lease right-of-use assets of $3.3 million, impairment of operating lease right-of-use assets of $1.8 million, amortization of debt issuance costs of $1.0 million, and a change in deferred income taxes of $4.9 million. Changes in assets and liabilities include cash outflows from (i) an increase in accounts receivable and unbilled receivables of $50.0 million primarily due to an increase in billings driven by overall business growth and the timing of shipments and collections, (ii) a decrease in accrued compensation of $23.9 million primarily due to a decrease in accrued commissions and bonuses as well as timing of ESPP purchases, (iii) an increase in inventories of $17.3 million to support forecasted sales, including advanced purchases of certain components, as well as higher costs of inventory, (iv) a decrease in operating lease liabilities of $3.5 million, (v) an increase in prepaid expenses of $1.7 million, and (vi) an increase in investment in sales-type leases of $1.1 million. These cash outflows were partially offset by (i) an increase in deferred revenues of $19.8 million primarily due to an increase in billings driven by the timing of annual maintenance renewals, the billing of other ongoing service commitments, and shipments of product in order to meet customers’ implementation schedules and recognition of revenues for products requiring installation, (ii) a decrease in other current assets, net of funds held for customers, of $8.0 million, (iii) a decrease in prepaid commissions of $4.2 million, and (iv) a decrease in other long-term assets of $2.2 million.
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
Investing Activities
Net cash used in investing activities was $18.7 million for the three months ended March 31, 2022, which consisted of $3.4 million consideration paid for the acquisition of Hub and Spoke Innovations, net of cash acquired, capital expenditures of $11.5 million for property and equipment, and $3.9 million for costs of software development for external use.

Net cash used in investing activities was $13.1 million for the three months ended March 31, 2021, which consisted of capital expenditures of $5.1 million for property and equipment, and $8.0 million for costs of software development for external use.
Financing Activities
Net cash used in financing activities was $32.1 million for the three months ended March 31, 2022, primarily due to $52.2 million for repurchases of our stock and $4.3 million in employees’ taxes paid related to restricted stock unit vesting, partially offset by $19.0 million in proceeds from employee stock option exercises and ESPP purchases, and a net increase in the customer funds balances of $5.5 million.
Net cash provided by financing activities was $15.6 million for the three months ended March 31, 2021, primarily due to $20.8 million in proceeds from employee stock option exercises and ESPP purchases, partially offset by $2.6 million in employees’ taxes paid related to restricted stock unit vesting, and a net decrease in the customer funds balances of $2.6 million.
Contractual Obligations
There have been no significant changes during the three months ended March 31, 2022 to the contractual obligations disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” set forth in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2021.
Contractual obligations as of March 31, 2022 were as follows:

	Payments Due By Period
	Total	Remainder of 2022	2023 - 2024	2025 - 2026	2027 and thereafter

	(In thousands)
Operating leases (1)	$56,810	$11,244	$21,318	$13,366	$10,882
Purchase obligations (2)	227,135	194,461	32,318	322	34
Convertible senior notes (3)	580,032	719	2,875	576,438	—
Other (4)	844	156	440	248	—
Total (5)	$864,821	$206,580	$56,951	$590,374	$10,916
_________________________________________________
(1)Commitments under operating leases relate primarily to leased office buildings, data centers, office equipment, and vehicles. Refer to Note 12, Lessee Leases, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information.
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
(3)We issued convertible senior notes in September 2020 that are due in September 2025. The obligations presented above include both principal and interest for these notes. Although these notes mature in 2025, they may be converted into cash and shares of our common stock prior to maturity if certain conditions are met. Any conversion prior to maturity can result in repayment of the principal amounts sooner than the scheduled repayment as indicated in the table above. Refer to Note 10, Convertible Senior Notes, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information.
(4)Other commitments include various finance leases and other financing arrangements.
(5)Refer to Note 13, Commitments and Contingencies, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks related to fluctuations in foreign currency exchange rates and interest rates.
Foreign Currency Exchange Risk
We operate in foreign countries which expose us to market risk associated with foreign currency exchange rate fluctuations between the U.S. dollar and various foreign currencies, the most significant of which are the British Pound and the Euro. In order to manage foreign currency risk, at times we enter into foreign exchange forward contracts to mitigate risks associated with changes in spot exchange rates of mainly non-functional currency denominated assets or liabilities of our foreign subsidiaries. In general, the market risk related to these contracts is offset by corresponding gains and losses on the hedged transactions. By working only with major banks and closely monitoring current market conditions, we seek to limit the risk that counterparties to these contracts may be unable to perform. We do not enter into derivative contracts for trading purposes. As of March 31, 2022, we did not have any outstanding foreign exchange forward contracts.
Interest Rate Fluctuation Risk
We are exposed to interest rate risk through our borrowing activities. As of March 31, 2022, there was no outstanding balance under the A&R Credit Agreement, and the net carrying amount under our convertible senior notes was $564.3 million. Although our convertible senior notes are based on a fixed rate, changes in interest rates could impact the fair value of such notes. As of March 31, 2022, the fair market value of our convertible senior notes was $810.5 million. Refer to Note 5, Cash and Cash Equivalents and Fair Value of Financial Instruments, and Note 10, Convertible Senior Notes, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information.
We have used interest rate swap agreements to protect against adverse fluctuations in interest rates by reducing our exposure to variability in cash flows relating to interest payments on a portion of our outstanding debt. Our interest rate swaps, which were designated as cash flow hedges, involved the receipt of variable amounts from counterparties in exchange for us making fixed-rate payments over the life of the agreements. We do not hold or issue any derivative financial instruments for speculative trading purposes. As of March 31, 2022, we did not have any outstanding interest rate swap agreements.
There were no significant changes in our market risk exposures during the three months ended March 31, 2022 as compared to the market risk exposures disclosed in “Quantitative and Qualitative Disclosures About Market Risk,” set forth in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 25, 2022.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended March 31, 2022.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information set forth under “Legal Proceedings” in Note 13, Commitments and Contingencies, of the Notes accompanying the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q is incorporated herein by reference.
ITEM 1A. RISK FACTORS
Other than the updates provided below, please refer to Part I - Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the U.S. Securities and Exchange Commission (“SEC”) on February 25, 2022, for a description of the risks and uncertainties that may have a material adverse effect on our business, financial condition, or results of operations.
In assessing these risks, you should also refer to other information contained in this Quarterly Report on Form 10-Q, including Part I - Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Condensed Consolidated Financial Statements and accompanying Notes included in this report.
Risk Factors Related to our Business and Industry
Significant disruptions in our information technology systems, breaches of data security, or cyber-attacks on our systems or solutions, could adversely impact our business.
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
Our IT systems and third-party cloud services are potentially vulnerable to cyber-attacks, including ransomware, or other data security incidents, by employees or others, which may expose sensitive data to unauthorized persons. On May 4, 2022, we determined that certain of our information technology systems were affected by ransomware impacting certain internal systems. There is an impact on certain of our products and services, as well as certain of our internal systems. Upon detecting the security event, the Company took immediate steps designed to contain the incident and implement its business continuity plans to restore and support continued operations. The Company is in the early stages of its investigation and assessment of the security event and cannot determine, at this time, the extent of the impact from such event on our business, results of operations or financial condition or whether such impact will have a material adverse effect.
Data security incidents could lead to the loss of trade secrets or other intellectual property, or to the public exposure of sensitive and confidential information of our employees, customers, suppliers, and others, any of which could have a material adverse effect on our business, financial condition, and results of operations. Moreover, a security breach or privacy violation that leads to disclosure or modification of, or prevents access to, patient information, including personally identifiable information or protected health information, could harm our reputation, result in litigation, compel us to comply with federal and/or state breach notification laws, subject us to mandatory corrective action, require us to verify the correctness of database contents, and otherwise subject us to liability under laws and regulations that protect personal data, resulting in increased costs or loss of revenues. For additional information, see the risk factor captioned “We are subject to laws, regulations, and other legal obligations related to privacy, data protection, and information security, and the costs of compliance with, and potential liability associated with, our actual or perceived failure to comply with such obligations could harm our business” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 25, 2022.
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
Government regulation of the healthcare industry could reduce demand for our products or services, or substantially increase the cost to produce our products or deliver our services.
The manufacture and sale of most of our current medication management solutions products and services are not directly regulated by the U.S. Food and Drug Administration (“FDA”) or the U.S. Drug Enforcement Administration (“DEA”), although such products and services are used by other persons (our customers) whose pharmacy, dispensing, and compounding activities may be subject to regulation by those agencies and by state boards of pharmacy. We have both Class I and Class II products classified as medical devices, which are subject to FDA regulation and require compliance with the FDA Quality System Regulation as well as medical device reporting, including a sterile disposable product requiring FDA 510(k) review and clearance prior to market and distribution. Medical devices may also be subject to various other regulatory requirements, including as applicable, premarket clearance or approval, clinical trial requirements, establishment registration and device listing, complaint handling, notification and repair, replace, refund, mandatory recalls, unique device identifier (UDI) requirements, reports of removals and corrections, post-marketing surveillance, and device tracking. Additional products and services may be regulated in the future by the FDA, DEA, or other federal agencies due to future legislative and regulatory initiatives or reforms. In addition, certain provisions of the Federal Food, Drug and Cosmetic Act related to the handling, distribution and compounding of pharmaceuticals, govern all parts of the drug distribution chain, which our customers may be required to comply with and which may influence customer demand for our products. Direct regulation of our business and products by the FDA, DEA, or other federal agencies could substantially increase the cost to produce our products or deliver our services and increase the time required to bring those products and services to market, reduce the demand for our products and services, and reduce our revenues. In addition, our customers include healthcare providers and facilities subject to regulation by the DEA, pharmacies subject to regulation by the FDA and individual state boards of pharmacy and hospitals subject to accreditation by accrediting organizations approved by the CMS, such as the Joint Commission, and the rules, regulations, and standards of such regulators and accrediting organizations. Any failure of our customers to comply with the applicable rules, regulations, and standards could reduce demand for our products or services and harm our competitive position, results of operations, and financial condition. Given our customers, products, services, and industry relationships, we may also be subject to rules, regulations, standards, and enforcement imposed by the U.S. Department of Health and Human Services (“HHS”), the U.S. Department of Justice, the HHS Office of Inspector General, CMS, the Health Resources and Services Administration, and state attorney generals, among others. As such, from time to time, we may be subject to various state or federal governmental, inspections, reviews, audits and investigations to verify our compliance with governmental rules and regulations to the extent governing certain of our products and services. The costs to respond to or defend any such reviews, audits and investigations can be significant and are likely to increase in the current enforcement environment. These audits and investigations may result in other adverse consequences, particularly if the underlying conduct is found to be pervasive or systemic. These consequences may include, but are not limited to: (1) refunding or retroactively adjusting amounts that have been paid under the relevant government program or from other payers; (2) state or federal agencies imposing significant fines, penalties and other sanctions on us; (3) losing our right to participate in certain governmental programs; and (4) damaging our reputation in various markets, which could adversely affect our ability to attract customers and employees. If these were to occur, the consequences could have a material adverse effect on our business, financial position and results of operations.
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
In addition, we cannot predict the potential impact of future privacy standards and other federal, state, and international privacy and security laws that may be enacted at any time on our customers or on Omnicell. These laws could restrict the ability of Omnicell and/or our customers to obtain, use, or disseminate patient information, which could reduce the demand for our products or services or force us to redesign our products or services in order to meet regulatory requirements. For more information, you should also refer to the risk factor captioned “We are subject to laws, regulations, and other legal obligations related to privacy, data protection, and information security, and the costs of compliance with, and potential liability associated with, our actual or perceived failure to comply with such obligations could harm our business” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 25, 2022.
Changes to the 340B Program could negatively impact our 340B Program-related services.
Any changes to the 340B Drug Pricing Program, such as changes to the scope of the 340B Program, could negatively impact our 340B Program-related services. Current litigation brought by multiple manufacturers is challenging the Health Resources and Services Administration’s requirement to offer the 340B ceiling price on drugs dispensed at contract pharmacies. The decisions that have been issued to date have been narrowly tailored and appeals have been filed in some of the cases. While the litigation is ongoing, a number of manufacturers have restricted access to the 340B ceiling price for drugs dispensed at contract pharmacies. It is not yet clear how the litigation will resolve. If 340B ceiling prices are not required to be offered for drugs dispensed at contract pharmacies or the requirements for participation by 340B covered entities make participation in the program less beneficial, our 340B Program-related offerings may become less useful to 340B covered entities, and our 340B Program-related businesses could decline, which could materially adversely affect our business, financial condition, and results of operations. Furthermore, uncertainty around the 340B Program could lead to lower levels of participation by 340B covered entities, which could reduce demand for our 340B Program-related businesses, which could adversely affect our business. In addition, Congress has considered legislative changes to the 340B Program. Any legislative changes to the 340B Program could also affect our 340B Program-related services.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table summarizes repurchases of our common stock during the three months ended March 31, 2022:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (1)
January 1, 2022 - January 31, 2022	—	$—	—	$54,900,000
February 1, 2022 - February 28, 2022	—	$—	—	$54,900,000
March 1, 2022 - March 31, 2022	389,300	$134.11	389,300	$2,700,000
Total	389,300	$134.11	389,300	$2,700,000
_________________________________________________
(1)On August 2, 2016, our Board of Directors (the “Board”) authorized a stock repurchase program providing for the repurchase of up to $50.0 million of our common stock (the “2016 Repurchase Program”). The 2016 Repurchase Program is in addition to the stock repurchase program approved by the Board on November 4, 2014 providing for the repurchase of up to $50.0 million of our common stock (the “2014 Repurchase Program”). As of March 31, 2022, the 2014 Repurchase Program was completed, and the maximum dollar value of shares that may yet be purchased under the 2016 Repurchase Program was $2.7 million. The 2016 Repurchase Program does not obligate the Company to repurchase any specific number of shares, and the Company may terminate or suspend the 2016 Repurchase Program at any time.
Refer to “Stock Repurchase Programs” under Note 15, Employee Benefits and Share-Based Compensation, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

31.1+	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

31.2+	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

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

OMNICELL, INC.
Date:	May 9, 2022	By:	/s/ Peter J. Kuipers
Peter J. Kuipers, Executive Vice President & Chief Financial Officer (principal financial officer and duly authorized officer)