Form 10-Q
period 2022-06-30
OMNICELL, INC.
filed 2022-08-09
CIK 926326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File No. 000-33043
OMNICELL, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3166458
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
2625 Augustine Drive, Suite 301
Santa Clara, CA 95054
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of July 29, 2022, there were 44,288,764 shares of the registrant’s common stock, $0.001 par value, outstanding.

OMNICELL, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
OMNICELL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2022	December 31, 2021

	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$244,953	$349,051
Accounts receivable and unbilled receivables, net of allowances of $4,752 and $5,272, respectively	310,520	240,894
Inventories	150,461	119,924
Prepaid expenses	20,856	22,499
Other current assets	60,980	48,334
Total current assets	787,770	780,702
Property and equipment, net	81,834	71,141
Long-term investment in sales-type leases, net	29,209	18,391
Operating lease right-of-use assets	46,240	48,549
Goodwill	734,487	738,900
Intangible assets, net	260,159	277,616
Long-term deferred tax assets	16,134	15,883
Prepaid commissions	57,762	63,795
Other long-term assets	117,863	127,519
Total assets	$2,131,458	$2,142,496

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$68,400	$71,513
Accrued compensation	60,012	71,130
Accrued liabilities	136,523	133,167
Deferred revenues, net	108,579	112,196
Convertible senior notes, net	—	488,152
Total current liabilities	373,514	876,158
Long-term deferred revenues	24,187	20,194
Long-term deferred tax liabilities	23,906	51,705
Long-term operating lease liabilities	43,371	39,911
Other long-term liabilities	8,808	7,839
Convertible senior notes, net	565,035	—
Total liabilities	1,038,821	995,807
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value, 100,000 shares authorized; 54,571 and 54,073 shares issued; 44,288 and 44,179 shares outstanding, respectively	55	54
Treasury stock at cost, 10,283 and 9,894 shares outstanding, respectively	(290,319)	(238,109)
Additional paid-in capital	997,911	1,024,580
Retained earnings	402,362	368,571
Accumulated other comprehensive loss	(17,372)	(8,407)
Total stockholders’ equity	1,092,637	1,146,689
Total liabilities and stockholders’ equity	$2,131,458	$2,142,496
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(In thousands, except per share data)
Revenues:
Product revenues	$233,806	$196,911	$459,681	$375,036
Services and other revenues	97,580	75,828	190,533	149,546
Total revenues	331,386	272,739	650,214	524,582
Cost of revenues:
Cost of product revenues	121,814	100,227	240,152	192,854
Cost of services and other revenues	51,480	36,214	101,923	73,147
Total cost of revenues	173,294	136,441	342,075	266,001
Gross profit	158,092	136,298	308,139	258,581
Operating expenses:
Research and development	26,355	18,213	51,385	34,293
Selling, general, and administrative	119,252	89,169	239,185	175,762
Total operating expenses	145,607	107,382	290,570	210,055
Income from operations	12,485	28,916	17,569	48,526
Interest and other income (expense), net	(1,711)	(5,959)	(1,825)	(12,650)
Income before provision for income taxes	10,774	22,957	15,744	35,876
Provision for (benefit from) income taxes	1,705	2,533	(1,538)	1,325
Net income	$9,069	$20,424	$17,282	$34,551
Net income per share:
Basic	$0.21	$0.47	$0.39	$0.80
Diluted	$0.20	$0.43	$0.37	$0.74
Weighted-average shares outstanding:
Basic	44,219	43,262	44,234	43,113
Diluted	46,260	47,106	47,121	46,765
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(In thousands)
Net income	$9,069	$20,424	$17,282	$34,551
Other comprehensive income (loss):
Foreign currency translation adjustments	(6,410)	652	(8,965)	31
Other comprehensive income (loss)	(6,410)	652	(8,965)	31
Comprehensive income	$2,659	$21,076	$8,317	$34,582
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
	Shares	Amount	Shares	Amount

	(In thousands)
Balances as of December 31, 2021	54,073	$54	(9,894)	$(238,109)	$1,024,580	$368,571	$(8,407)	$1,146,689
Net income	—	—	—	—	—	8,213	—	8,213
Other comprehensive loss	—	—	—	—	—	—	(2,555)	(2,555)
Share-based compensation	—	—	—	—	16,208	—	—	16,208
Issuance of common stock under employee stock plans	384	—	—	—	18,951	—	—	18,951
Tax payments related to restricted stock units	—	—	—	—	(4,322)	—	—	(4,322)
Stock repurchases	—	—	(389)	(52,210)	—	—	—	(52,210)
Cumulative effect of a change in accounting principle related to convertible debt	—	—	—	—	(72,742)	16,509	—	(56,233)
Balances as of March 31, 2022	54,457	54	(10,283)	(290,319)	982,675	393,293	(10,962)	1,074,741
Net income	—	—	—	—	—	9,069	—	9,069
Other comprehensive loss	—	—	—	—	—	—	(6,410)	(6,410)
Share-based compensation	—	—	—	—	17,213	—	—	17,213
Issuance of common stock under employee stock plans	114	1	—	—	2,171	—	—	2,172
Tax payments related to restricted stock units	—	—	—	—	(4,148)	—	—	(4,148)
Balances as of June 30, 2022	54,571	$55	(10,283)	$(290,319)	$997,911	$402,362	$(17,372)	$1,092,637
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED) - CONTINUED

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
	Shares	Amount	Shares	Amount

	(In thousands)
Balances as of December 31, 2020	52,677	$53	(9,894)	$(238,109)	$920,359	$290,722	$(5,522)	$967,503
Net income	—	—	—	—	—	14,127	—	14,127
Other comprehensive loss	—	—	—	—	—	—	(621)	(621)
Share-based compensation	—	—	—	—	11,772	—	—	11,772
Issuance of common stock under employee stock plans	388	—	—	—	20,826	—	—	20,826
Tax payments related to restricted stock units	—	—	—	—	(2,596)	—	—	(2,596)
Balances as of March 31, 2021	53,065	53	(9,894)	(238,109)	950,361	304,849	(6,143)	1,011,011
Net income	—	—	—	—	—	20,424	—	20,424
Other comprehensive income	—	—	—	—	—	—	652	652
Share-based compensation	—	—	—	—	13,039	—	—	13,039
Issuance of common stock under employee stock plans	265	—	—	—	11,517	—	—	11,517
Tax payments related to restricted stock units	—	—	—	—	(4,071)	—	—	(4,071)
Balances as of June 30, 2021	53,330	$53	(9,894)	$(238,109)	$970,846	$325,273	$(5,491)	$1,052,572
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2022	2021

	(In thousands)
Operating Activities
Net income	$17,282	$34,551
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	43,017	34,965
Share-based compensation expense	33,421	24,811
Deferred income taxes	(9,506)	453
Amortization of operating lease right-of-use assets	6,801	5,791
Impairment and abandonment of operating lease right-of-use assets related to facilities	5,093	—
Amortization of debt issuance costs	2,079	1,707
Amortization of discount on convertible senior notes	—	9,195
Changes in operating assets and liabilities:
Accounts receivable and unbilled receivables	(71,418)	(19,662)
Inventories	(32,625)	(6,569)
Prepaid expenses	1,660	(1,415)
Other current assets	(1,996)	188
Investment in sales-type leases	(12,465)	2,423
Prepaid commissions	6,033	1,852
Other long-term assets	1,455	1,559
Accounts payable	(3,130)	15,684
Accrued compensation	(11,118)	(7,263)
Accrued liabilities	4,682	10,142
Deferred revenues	1,395	27,454
Operating lease liabilities	(7,176)	(6,247)
Other long-term liabilities	969	(431)
Net cash provided by (used in) operating activities	(25,547)	129,188
Investing Activities
Software development for external use	(6,543)	(15,415)
Purchases of property and equipment	(21,099)	(11,067)
Business acquisition, net of cash acquired	(3,392)	—
Purchase price adjustments from business acquisitions	5,484	—
Net cash used in investing activities	(25,550)	(26,482)
Financing Activities
Proceeds from issuances under stock-based compensation plans	21,123	32,343
Employees’ taxes paid related to restricted stock units	(8,470)	(6,667)
Change in customer funds, net	5,986	(3,263)
Stock repurchases	(52,210)	—
Net cash provided by (used in) financing activities	(33,571)	22,413
Effect of exchange rate changes on cash and cash equivalents	(2,123)	(74)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(86,791)	125,045
Cash, cash equivalents, and restricted cash at beginning of period	355,620	489,920
Cash, cash equivalents, and restricted cash at end of period	$268,829	$614,965
Reconciliation of cash, cash equivalents, and restricted cash to the Condensed Consolidated Balance Sheets:
Cash and cash equivalents	$244,953	$614,236
Restricted cash included in other current assets	23,876	729
Cash, cash equivalents, and restricted cash at end of period	$268,829	$614,965
Supplemental disclosure of non-cash activities
Unpaid purchases of property and equipment	$1,444	$607
Transfers between inventory and property and equipment, net	$314	$1,876
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
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the financial position of the Company as of June 30, 2022 and December 31, 2021, the results of operations and comprehensive income for the three and six months ended June 30, 2022 and 2021, and cash flows for the six months ended June 30, 2022 and 2021. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) have been condensed or omitted in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 25, 2022, except as discussed in the section entitled “Recently Adopted Authoritative Guidance” below. The Company’s results of operations and comprehensive income for the three and six months ended June 30, 2022, and cash flows for the six months ended June 30, 2022 are not necessarily indicative of results that may be expected for the year ending December 31, 2022, or for any future period.
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
The Company’s critical accounting policies are those that affect its financial statements materially and involve difficult, subjective, or complex judgments by management. As of June 30, 2022, the Company is not aware of any events or circumstances that would require an update to its estimates, judgments, or revisions to the carrying value of its assets or liabilities.
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

The following tables represent the preliminary allocation of the respective purchase price to the assets acquired and the liabilities assumed by the Company as part of each acquisition included in the Company’s Consolidated Balance Sheets, and is reconciled to the respective purchase price transferred:

	FDS Amplicare (1)	ReCept (2) (3)	MarkeTouch Media (4)

	(In thousands)
Purchase price transferred:
Base purchase price	$177,000	$100,000	$82,000
Add: Closing cash	465	6,569	237
Add: Net working capital adjustment	1,654	(7,357)	147
Less: Assumed indebtedness	(653)	(1,973)	(15)
Total purchase price transferred	$178,466	$97,239	$82,369

	FDS Amplicare (Preliminary) (1)	ReCept (Preliminary) (2) (3)	MarkeTouch Media (Preliminary) (4)
Fair value of assets acquired and liabilities assumed:
Cash and cash equivalents	$465	$—	$237
Accounts receivable and unbilled receivables	5,330	2,383	2,302
Prepaid expenses	506	192	96
Other current assets	45	12,223	—
Total current assets	6,346	14,798	2,635
Property and equipment	444	172	177
Operating lease right-of-use assets	2,252	773	602
Goodwill	117,675	78,098	42,273
Intangible assets	70,000	28,100	38,000
Other long-term assets	51	195	2,850
Total assets	196,768	122,136	86,537
Accounts payable	950	219	473
Accrued compensation	1,312	1,756	—
Accrued liabilities	1,396	18,499	292
Deferred revenues	1,916	222	347
Long-term deferred tax liabilities	11,678	3,587	—
Long-term operating lease liabilities	920	614	206
Other long-term liabilities	130	—	2,850
Total liabilities	18,302	24,897	4,168
Total purchase price	$178,466	$97,239	$82,369
Total purchase price, net of cash acquired	$178,001	$90,670	$82,132
_________________________________________________
(1)    During the fourth quarter of 2021, the Company recorded measurement period adjustments of $1.5 million to goodwill, consisting of an increase in intangible assets, accounts receivable and unbilled receivables, and long-term deferred tax liabilities of $0.4 million, $1.1 million, and $0.1 million, respectively, and a net working capital adjustment of $0.1 million. During the second quarter of 2022, the Company recorded a measurement period adjustment of $0.3 million to goodwill, consisting of an increase in long-term deferred tax liabilities.
(2)    Closing cash is included in other current assets due to its restrictive nature as cash held for customers.
(3)    During the second quarter of 2022, the Company recorded measurement period adjustments of $3.5 million to goodwill, consisting of a purchase price adjustment of $5.2 million, partially offset by a decrease to other current assets of $1.7 million.
(4)    During the second quarter of 2022, the Company recorded a measurement period adjustment of $0.3 million to goodwill related to a purchase price adjustment.

The $117.7 million of goodwill arising from the FDS Amplicare acquisition is primarily attributed to future sales of SaaS solutions and FDS Amplicare’s assembled workforce. The $78.1 million of goodwill arising from the ReCept acquisition is primarily attributed to future sales of its offerings and services and ReCept’s assembled workforce. None of the FDS Amplicare and ReCept goodwill is expected to be deductible for tax purposes as these acquisitions were treated as stock acquisitions for U.S. Federal tax purposes. The $42.3 million of goodwill arising from the MarkeTouch Media acquisition is primarily attributed to future sales of SaaS solutions and MarkeTouch Media’s assembled workforce. The full amount of the MarkeTouch Media goodwill is expected to be deductible for tax purposes as this acquisition was treated as an asset acquisition for U.S. Federal tax purposes.
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

Pro Forma Financial Information
The following table presents certain unaudited pro forma consolidated financial information for the three and six months ended June 30, 2021 as if the FDS Amplicare, ReCept, and MarkeTouch Media acquisitions had been completed on January 1, 2020. The pro forma effects of the Hub and Spoke Innovations acquisition were not material to the Company’s consolidated results of operations. The unaudited pro forma financial information is presented for informational purposes only, and is not indicative of what would have occurred had the acquisitions taken place on those respective dates. The unaudited pro forma financial information combines the historical results of the acquisitions with the Company’s consolidated historical results and includes certain adjustments including, but not limited to, amortization and depreciation of intangible assets and property and equipment acquired; and certain acquisition-related costs incurred.

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021

	(In thousands)
Pro forma revenues	$290,970	$559,891
Pro forma net income	$20,827	$33,893
Note 3. Revenues
Revenue Recognition
The Company earns revenues from sales of its products and related services, which are sold in the healthcare industry, its principal market. The Company’s customer arrangements typically include one or more of the following revenue categories:
Connected devices, software licenses, and other. Software-enabled connected devices and software licenses that manage and regulate the storage and dispensing of pharmaceuticals, consumables blister cards, and packaging equipment and other supplies. This revenue category is often sold through long-term, sole-source agreements with multi-year co-development plans. Solutions in this category include, but are not limited to, XT Series automated dispensing systems, the XR2 Automated Central Pharmacy System, IVX Station and IV compounding automation solutions.
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
SaaS, subscription software, and technology-enabled services. Emerging software and service solutions which are offered on a subscription basis with fees typically based either on transaction volume or a fee over a specified period of time. Solutions in this category include, but are not limited to, EnlivenHealth inclusive of FDS Amplicare and MarkeTouch Media, 340B solutions, ReCept management services, and services associated with Omnicell One™, Central Pharmacy Dispensing Services, including the XR2 Automated Central Pharmacy System, and Central Pharmacy Compounding Services, including IVX Station and IV compounding automation solutions.
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

A portion of the Company’s sales are made to customers who are members of Group Purchasing Organizations (“GPOs”) and Federal agencies that purchase under a Federal Supply Schedule Contract with the Department of Veterans Affairs (the “GSA Contract”). GPOs are often fully or partially owned by the Company’s customers, and the Company pays fees to the GPO on completed contracts. The Company also pays the Industrial Funding Fee (“IFF”) to the Department of Veterans Affairs under the GSA Contract. The Company considers these fees consideration paid to customers and records them as reductions to revenue. Fees to GPOs and the IFF were $4.0 million and $4.2 million for the three months ended June 30, 2022 and 2021, respectively, and $8.5 million and $7.6 million for the six months ended June 30, 2022 and 2021, respectively.
Disaggregation of Revenues
The following table summarizes the Company’s revenues disaggregated by revenue type for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(In thousands)
Connected devices, software licenses, and other	$215,632	$179,044	$423,710	$338,762
Technical services	53,303	51,932	102,472	102,792
Consumables	18,174	17,867	35,971	36,274
SaaS, subscription software, and technology-enabled services	44,277	23,896	88,061	46,754
Total revenues	$331,386	$272,739	$650,214	$524,582
The following table summarizes the Company’s revenues disaggregated by geographic region, which is determined based on customer location, for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(In thousands)
United States	$294,937	$242,859	$582,514	$467,135
Rest of world (1)	36,449	29,880	67,700	57,447
Total revenues	$331,386	$272,739	$650,214	$524,582
_________________________________________________
(1)    No individual country represented more than 10% of total revenues.
Contract Assets and Contract Liabilities
The following table reflects the Company’s contract assets and contract liabilities:

	June 30, 2022	December 31, 2021

	(In thousands)
Short-term unbilled receivables, net (1)	$19,567	$17,208
Long-term unbilled receivables, net (2)	16,185	18,084
Total contract assets	$35,752	$35,292

Short-term deferred revenues, net	$108,579	$112,196
Long-term deferred revenues	24,187	20,194
Total contract liabilities	$132,766	$132,390
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

Short-term deferred revenues of $108.6 million and $112.2 million include deferred revenues from product sales and service contracts, net of deferred cost of sales of $13.6 million and $22.4 million, as of June 30, 2022 and December 31, 2021, respectively. The short-term deferred revenues from product sales relate to delivered and invoiced products, pending installation and acceptance, expected to occur within the next twelve months. During the three and six months ended June 30, 2022, the Company recognized revenues of $22.4 million and $89.0 million, respectively, that were included in the corresponding gross short-term deferred revenues balance of $134.6 million as of December 31, 2021.
Long-term deferred revenues include deferred revenues from product and service contracts of $24.2 million and $20.2 million as of June 30, 2022 and December 31, 2021, respectively. Remaining performance obligations are primarily recognized ratably over the remaining term of the contract, generally not more than ten years.
Significant Customers
There were no customers that accounted for more than 10% of the Company’s total revenues for the three and six months ended June 30, 2022 and 2021. Also, there were no customers that accounted for more than 10% of the Company’s accounts receivable balance as of June 30, 2022 and December 31, 2021.
Note 4. Net Income Per Share
Basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted-average number of shares outstanding during the period. In periods of net loss, all potential common shares are anti-dilutive, so diluted net loss per share equals the basic net loss per share. In periods of net income, diluted net income per share is computed by dividing net income for the period by the basic weighted-average number of shares plus any dilutive potential common stock outstanding during the period, using the treasury stock method. Potential common stock includes the effect of outstanding dilutive stock options, restricted stock awards, and restricted stock units, as well as shares the Company could be obligated to issue from its convertible senior notes and warrants, as described in Note 10, Convertible Senior Notes (pre-ASU 2020-06 adoption). For periods prior to the adoption of ASU 2020-06 on January 1, 2022, the Company applied the treasury stock method to calculate the dilutive impact of the convertible senior notes. Upon adoption of ASU 2020-06, effective January 1, 2022, the Company is required to apply the if-converted method for calculating the dilutive impact of the convertible senior notes. Refer to Note 1, Organization and Summary of Significant Accounting Policies, for further information. Any anti-dilutive weighted-average dilutive shares related to stock award plans, convertible senior notes, and warrants are excluded from the computation of the diluted net income per share.
The basic and diluted net income per share calculations for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(In thousands, except per share data)
Net income	$9,069	$20,424	$17,282	$34,551
Weighted-average shares outstanding – basic	44,219	43,262	44,234	43,113
Effect of dilutive securities from stock award plans	1,142	2,066	1,421	2,040
Effect of convertible senior notes	899	1,778	1,466	1,612
Weighted-average shares outstanding – diluted	46,260	47,106	47,121	46,765

Net income per share – basic	$0.21	$0.47	$0.39	$0.80
Net income per share – diluted	$0.20	$0.43	$0.37	$0.74

Anti-dilutive weighted-average shares related to stock award plans	865	199	473	290
Anti-dilutive weighted-average shares related to convertible senior notes and warrants	5,908	5,908	5,908	5,908

Note 5. Cash and Cash Equivalents and Fair Value of Financial Instruments
Cash and cash equivalents of $245.0 million and $349.1 million as of June 30, 2022 and December 31, 2021, respectively, consisted of bank accounts and highly-liquid U.S. Government money market funds held in sweep and asset management accounts with major financial institutions. As of June 30, 2022 and December 31, 2021, cash equivalents were $207.3 million and $320.2 million, respectively, which consisted of money market funds held in sweep and asset management accounts.
Fair Value Hierarchy
The Company measures its financial instruments at fair value. The Company’s cash, cash equivalents, and restricted cash are classified within Level 1 of the fair value hierarchy as they are valued primarily using quoted market prices utilizing market observable inputs. The Company’s credit facility is classified within Level 2 as the valuation inputs are based on quoted prices or market observable data of similar instruments. The Company’s convertible senior notes are classified within Level 2 as the valuation inputs are based on quoted prices in an inactive market on the last day in the reporting period. As of June 30, 2022, the fair value of the convertible senior notes was $731.7 million, compared to their carrying value of $565.0 million, which is net of unamortized debt issuance costs (subsequent to the adoption of ASU 2020-06). As of December 31, 2021, the fair value of the convertible senior notes was $1.085 billion, compared to their carrying value of $488.2 million, which is net of unamortized discount and debt issuance costs and excludes amounts classified within additional paid-in capital (prior to the adoption of ASU 2020-06). Refer to Note 9, Debt and Credit Agreement, for further information regarding the Company’s credit facility and Note 10, Convertible Senior Notes, for further information regarding the Company’s convertible senior notes. Refer to Note 1, Organization and Summary of Significant Accounting Policies, for further information regarding the adoption of ASU 2020-06.

Note 6. Balance Sheet Components
Balance sheet details as of June 30, 2022 and December 31, 2021 are presented in the tables below:

	June 30, 2022	December 31, 2021

	(In thousands)
Inventories:
Raw materials	$65,452	$48,215
Work in process	11,264	11,009
Finished goods	73,745	60,700
Total inventories	$150,461	$119,924

Other current assets:
Funds held for customers, including restricted cash (1)	$31,140	$20,405
Net investment in sales-type leases, current portion	12,312	10,665
Prepaid income taxes	2,615	6,656
Other current assets	14,913	10,608
Total other current assets	$60,980	$48,334

Other long-term assets:
Capitalized software, net	$89,348	$96,995
Unbilled receivables, net	16,185	18,084
Deferred debt issuance costs	2,607	3,156
Other long-term assets	9,723	9,284
Total other long-term assets	$117,863	$127,519

Accrued liabilities:
Operating lease liabilities, current portion	$11,884	$12,947
Customer fund liabilities	31,140	31,727
Advance payments from customers	11,032	8,191
Rebate liabilities	39,359	44,644
Group purchasing organization fees	6,513	7,115
Taxes payable	5,248	3,771
Other accrued liabilities	31,347	24,772
Total accrued liabilities	$136,523	$133,167
_________________________________________________
(1)    Includes restricted cash of $23.9 million and $6.6 million as of June 30, 2022 and December 31, 2021, respectively.
The following table summarizes the changes in accumulated balances of other comprehensive income (loss), which consisted of foreign currency translation adjustments, for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(In thousands)
Beginning balance	$(10,962)	$(6,143)	$(8,407)	$(5,522)
Other comprehensive income (loss)	(6,410)	652	(8,965)	31
Ending balance	$(17,372)	$(5,491)	$(17,372)	$(5,491)

Note 7. Property and Equipment
The following table represents the property and equipment balances as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021

	(In thousands)
Equipment	$91,457	$89,272
Furniture and fixtures	7,025	7,580
Leasehold improvements	21,973	20,623
Software	69,015	60,856
Construction in progress	22,272	14,757
Property and equipment, gross	211,742	193,088
Accumulated depreciation and amortization	(129,908)	(121,947)
Total property and equipment, net	$81,834	$71,141
Depreciation and amortization expense of property and equipment was $5.6 million and $4.9 million for the three months ended June 30, 2022 and 2021, respectively, and $10.9 million and $9.7 million for the six months ended June 30, 2022 and 2021, respectively.
The geographic location of the Company’s property and equipment, net, is based on the physical location in which it is located. The following table summarizes the geographic information for property and equipment, net, as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021

	(In thousands)
United States	$77,893	$66,788
Rest of world (1)	3,941	4,353
Total property and equipment, net	$81,834	$71,141
_________________________________________________
(1)    No individual country represented more than 10% of total property and equipment, net.
Note 8. Goodwill and Intangible Assets
Goodwill
The following table represents changes in the carrying amount of goodwill:

	December 31, 2021	Additions (1)	Measurement Period Adjustments (1)	Foreign currency exchange rate fluctuations	June 30, 2022

	(In thousands)
Goodwill	$738,900	2,549	(3,446)	(3,516)	$734,487
_________________________________________________
(1)     Refer to Note 2, Business Combinations, for further information.

Intangible Assets, Net
The carrying amounts and useful lives of intangible assets as of June 30, 2022 and December 31, 2021 were as follows:

	June 30, 2022
	Gross carrying amount (1)	Accumulated amortization	Foreign currency exchange rate fluctuations	Net carrying amount	Useful life (years)

	(In thousands, except for years)
Customer relationships	$311,089	$(88,832)	$(1,499)	$220,758	4 - 30
Acquired technology	92,066	(58,539)	—	33,527	4 - 20
Backlog	1,800	(450)	—	1,350	2
Trade names	9,200	(6,110)	—	3,090	5 - 12
Patents	2,430	(1,246)	—	1,184	2 - 20
Non-compete agreements	600	(350)	—	250	3
Total intangibles assets, net	$417,185	$(155,527)	$(1,499)	$260,159

	December 31, 2021
	Gross carrying amount (1)	Accumulated amortization	Foreign currency exchange rate fluctuations	Net carrying amount	Useful life (years)

	(In thousands, except for years)
Customer relationships	$309,989	$(78,093)	$(933)	$230,963	10 - 30
Acquired technology	95,466	(55,859)	6	39,613	4 - 20
Backlog	1,800	—	—	1,800	2
Trade names	9,200	(5,600)	14	3,614	5 - 12
Patents	2,462	(1,186)	—	1,276	2 - 20
Non-compete agreements	600	(250)	—	350	3
Total intangibles assets, net	$419,517	$(140,988)	$(913)	$277,616
_________________________________________________
(1)     The differences in gross carrying amounts between periods are primarily due to the write-off of certain fully amortized intangible assets, partially offset by additions of intangible assets in connection with the Hub and Spoke Innovations acquisition.
Amortization expense of intangible assets was $8.9 million and $6.1 million for the three months ended June 30, 2022 and 2021, respectively, and $18.0 million and $12.4 million for the six months ended June 30, 2022 and 2021, respectively.
The estimated future amortization expenses for amortizable intangible assets were as follows:

June 30, 2022

(In thousands)
Remaining six months of 2022	$17,275
2023	31,527
2024	23,075
2025	21,027
2026	18,063
Thereafter	149,192
Total	$260,159

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
The A&R Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, dividends, and other distributions. The A&R Credit Agreement contains financial covenants that require the Company and its subsidiaries to not exceed a maximum total secured net leverage ratio (as described above) and maintain a minimum interest coverage ratio. In addition, the A&R Credit Agreement contains certain customary events of default including, but not limited to, failure to pay interest, principal, and fees, or other amounts when due, material misrepresentations or misstatements in any representation or warranty, covenant defaults, certain cross defaults to other material indebtedness, certain judgment defaults, and events of bankruptcy. The Company’s obligations under the A&R Credit Agreement and any swap obligations and banking services obligations owing to a lender (or an affiliate of a lender) are guaranteed by certain of its domestic subsidiaries and secured by substantially all of its and such subsidiary guarantors’ assets. In connection with entering into the A&R Credit Agreement, and as a condition precedent to borrowing loans thereunder, the Company and certain of the Company’s other direct and indirect subsidiaries have entered into certain ancillary agreements, including, but not limited to, a reaffirmation agreement, which amends certain terms of the existing collateral agreement and reaffirms their obligations under the existing guaranty agreement. The Company was in compliance with all covenants as of June 30, 2022.
As of each of June 30, 2022 and December 31, 2021, there was no outstanding balance for the Revolving Credit Facility.
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
During the three months ended December 31, 2021 and March 31, 2022, the conditional conversion feature of the Notes was triggered, based on the price of the Company’s common stock, as the last reported sale price of the Company’s common stock was greater than or equal to 130% of the then applicable conversion price for the Notes for at least 20 trading days during the period of 30 consecutive trading days ending on December 31, 2021 and March 31, 2022, the last trading day of the respective fiscal quarters. Accordingly, the Notes were convertible during the first two quarters of 2022 and were classified as a current liability in the Consolidated Financial Statements as of December 31, 2021 and March 31, 2022. During the three months ended June 30, 2022, none of the conditional conversion features of the Notes were triggered, and therefore, the Notes are not convertible during the third quarter of 2022, commencing on July 1, 2022. Accordingly, the Company classified the Notes as a long-term liability in its Condensed Consolidated Financial Statements as of June 30, 2022. Whether the Notes will be convertible following the third fiscal quarter of 2022 will depend on the satisfaction of the conversion conditions in the future.
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
If the Company undergoes a fundamental change, holders may require, subject to certain exceptions, the Company to repurchase for cash all or any portion of their Notes at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. As of June 30, 2022, none of the criteria for a fundamental change or a conversion rate adjustment had been met.
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
As of June 30, 2022, the remaining life of the Notes and the related issuance cost accretion is approximately 3.2 years.
The maximum number of shares issuable upon conversion, including the effect of a fundamental change and subject to other conversion rate adjustments, would be 5.9 million shares. As of June 30, 2022, the if-converted value of the Notes exceeded the principal amount by $97.1 million.
The Notes consisted of the following balances reported in the Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021:

	June 30, 2022 (2)	December 31, 2021

	(In thousands)
Liability:
Principal amount	$575,000	$575,000
Unamortized discount	—	(77,136)
Unamortized debt issuance costs	(9,965)	(9,712)
Convertible senior notes, liability component (1)	$565,035	$488,152
Convertible senior notes, equity component	$—	$72,732
_________________________________________________
(1)    Classified as a long-term liability as of June 30, 2022, and a current liability as of December 31, 2021, in the Condensed Consolidated Balance Sheets.
(2)    Refer to Note 1, Organization and Summary of Significant Accounting Policies, for further information regarding the impact of the adoption of ASU 2020-06, effective January 1, 2022.
The following table summarizes the components of interest expense resulting from the Notes recognized in interest and other income (expense), net in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022 (1)	2021	2022 (1)	2021

	(In thousands)
Contractual coupon interest	$359	$359	$719	$719
Amortization of discount	$—	$4,624	$—	$9,195
Amortization of debt issuance costs	$766	$583	$1,530	$1,158
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
Note 11. Lessor Leases
Sales-Type Leases
On a recurring basis, the Company enters into multi-year, sales-type lease agreements, with the majority of such leases varying in length from one to five years. Some of the Company’s sales-type leases, mostly those relating to U.S. government hospitals which comprise approximately 46% of the lease receivable balance, and those associated with financed service contracts related to Advanced Services products, are retained in-house. The Company optimizes cash flows by selling many of its sales-type leases to third-party leasing finance companies on a non-recourse basis. The Company has no obligation to the leasing company once the lease has been sold.
The following table presents the Company’s income recognized from sales-type leases for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(In thousands)
Sales-type lease revenues	$17,413	$4,648	$23,918	$10,611
Cost of sales-type lease revenues	(8,528)	(1,613)	(11,606)	(3,979)
Selling profit on sales-type lease revenues	$8,885	$3,035	$12,312	$6,632
The receivables as a result of these types of transactions are collateralized by the underlying equipment leased and consist of the following components at June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021

	(In thousands)
Net minimum lease payments to be received	$46,482	$31,444
Less: Unearned interest income portion	(4,961)	(2,388)
Net investment in sales-type leases	41,521	29,056
Less: Current portion (1)	(12,312)	(10,665)
Long-term investment in sales-type leases, net	$29,209	$18,391
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

The maturity schedule of future minimum lease payments under sales-type leases retained in-house and the reconciliation to the net investment in sales-type leases reported on the Condensed Consolidated Balance Sheets was as follows:

June 30, 2022

(In thousands)
Remaining six months of 2022	$7,014
2023	11,852
2024	8,774
2025	6,882
2026	4,047
Thereafter	7,913
Total future minimum sales-type lease payments	46,482
Present value adjustment	(4,961)
Total net investment in sales-type leases	$41,521
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
The following table represents the Company’s income recognized from operating leases for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(In thousands)
Rental income	$2,421	$3,193	$4,893	$5,804
Note 12. Lessee Leases
The Company has operating leases for office buildings, data centers, office equipment, and vehicles. The Company’s leases have initial terms of one to 12 years. As of June 30, 2022, the Company did not have any additional material operating leases that were entered into, but not yet commenced.
The maturity schedule of future minimum lease payments under operating leases and the reconciliation to the operating lease liabilities reported on the Condensed Consolidated Balance Sheets was as follows:

June 30, 2022

(In thousands)
Remaining six months of 2022	$7,778
2023	13,182
2024	11,672
2025	8,774
2026	8,302
Thereafter	14,222
Total operating lease payments	63,930
Present value adjustment	(8,675)
Total operating lease liabilities (1)	$55,255
_________________________________________________
(1)    Amount consists of a current and long-term portion of operating lease liabilities of $11.9 million and $43.4 million, respectively. The current portion of the operating lease liabilities is included in accrued liabilities in the Condensed Consolidated Balance Sheets.

Operating lease costs were $4.7 million and $3.6 million for the three months ended June 30, 2022 and 2021, respectively, and $8.8 million and $7.3 million for the six months ended June 30, 2022 and 2021, respectively. Short-term lease costs and variable lease costs were immaterial for the three and six months ended June 30, 2022 and 2021. During the three and six months ended June 30, 2022, the Company recorded impairment and abandonment charges to operating lease right-of-use assets of $3.3 million and $5.1 million, respectively, in connection with restructuring activities for optimization of certain leased facilities. The impairment and abandonment charges were recorded to selling, general, and administrative expenses on the Company’s Condensed Consolidated Statements of Operations.
The following table summarizes supplemental cash flow information related to the Company’s operating leases for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities	$8,607	$7,863
Right-of-use assets obtained in exchange for new lease liabilities	$10,685	$906
The following table summarizes the weighted-average remaining lease term and weighted-average discount rate related to the Company’s operating leases as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Weighted-average remaining lease term, years	5.3	5.2
Weighted-average discount rate, %	5.6%	5.5%
Note 13. Commitments and Contingencies
Purchase Obligations
In the ordinary course of business, the Company issues purchase orders based on its current manufacturing needs. As of June 30, 2022, the Company had non-cancelable purchase commitments of $226.5 million, of which $175.8 million are expected to be paid within the year ending December 31, 2022.
Ransomware Incident
On May 4, 2022, the Company determined that certain of its information technology systems were affected by ransomware impacting certain internal systems. Upon detecting the security event, the Company took immediate steps designed to contain the incident and implement its business continuity plans to restore and support continued operations. The Company has contained the incident and restored substantially all of its critical information technology systems.
During the three months ended June 30, 2022, the Company incurred $12.5 million of expenses related to the ransomware incident, partially offset by $11.1 million of expected insurance recoveries. Expenses include costs to investigate and remediate the ransomware incident, as well as legal and other professional services, all of which were expensed as incurred. For the three months ended June 30, 2022, the Company included net expenses of $0.2 million in cost of revenues and $1.2 million in selling, general, and administrative expenses in the Company’s Condensed Consolidated Statements of Operations.
Legal Proceedings
The Company is currently involved in various legal proceedings.
A class action lawsuit was filed against the Company, on June 5, 2019, in the Circuit Court of Cook County, Illinois, Chancery Division, captioned Corey Heard, individually and on behalf of all others similarly situated v. Omnicell, Inc., Case No. 2019-CH-06817 (the “Heard Action”). The complaint seeks class certification, monetary damages in the form of statutory damages for willful and/or reckless or, in the alternative, negligent violation of the Illinois Biometric Information Privacy Act (“BIPA”), and certain declaratory, injunctive, and other relief based on causes of action directed to allegations of violation of BIPA by the Company. The complaint was served on the Company on June 13, 2019. On July 31, 2019, the Company filed a motion to stay or consolidate the case with the action Yana Mazya, et al. v. Northwestern Lake Forest Hospital, et al., Case No. 2018-CH-07161, pending in the Circuit Court of Cook County, Illinois, Chancery Division (the “Mazya Action”). The Court subsequently, on October 10, 2019, denied the motion, without prejudice, as being moot in view of the dismissal of the claims against the Company in the Mazya Action. The Company filed a motion to dismiss the complaint in the Heard Action on

October 31, 2019. The hearing on the Company’s motion to dismiss was held on September 2, 2020. The Court ruled from the bench and dismissed the complaint without prejudice giving plaintiff leave to file an amended complaint by September 30, 2020. Plaintiff filed an amended complaint on September 30, 2020 and the Company subsequently filed a motion to dismiss the amended complaint on October 28, 2020, which was fully briefed, but the Court had not heard oral argument on the motion. The parties entered into a settlement agreement on January 25, 2022. On February 1, 2022, the Court granted preliminary approval of the settlement. The Court has scheduled an interim status conference for September 2, 2022. Subject to final approval of the settlement, the Company intends to defend the lawsuit vigorously.
On December 21, 2020, Becton, Dickinson and Company (“BD”) filed a complaint against the Company in the United States District Court for the Middle District of North Carolina, asserting claims of misappropriation under the Defend Trade Secrets Act, misappropriation under the North Carolina Trade Secrets Protection Act, unfair competition, and unfair/deceptive trade practices in violation of North Carolina law (the “BD Complaint”). This action (the “BD Action”) was commenced in relation to another action brought by BD, in the same Court (the “Related Matter”) against a former BD employee who is also a former Company employee (the “Former Employee”) alleging that the Former Employee had violated the Former Employee’s legal obligations to BD regarding BD’s confidential and trade secret information when the Former Employee allegedly downloaded certain documents from BD’s information technology system following the end of the Former Employee’s employment with BD. In connection with the Related Matter, BD, the Former Employee, and the Company entered into a protocol with the purpose of facilitating the return to BD of any BD documents that may have been resident, as a result of the Former Employee’s actions, on any devices belonging to the Former Employee or the Company. The BD Complaint seeks injunctive relief and monetary damages in the form of compensatory, punitive, and exemplary damages, attorneys’ fees and costs, and pre-judgment and post-judgment interest. On March 8, 2022, the parties entered into a confidential settlement agreement. On May 23, 2022, the parties filed a stipulation to dismiss the case with prejudice. On May 24, 2022, the case was dismissed with prejudice.
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
Note 14. Income Taxes
The Company generally provides for income taxes in interim periods based on the estimated annual effective tax rate for the year, adjusting for discrete items in the quarter in which they arise. The annual effective tax rate before discrete items was 24.1% and 27.8% for the six months ended June 30, 2022 and 2021, respectively.
The Company has executed various global operational centralization activities and legal entity rationalization in recent years. The Company did not recognize any gains or losses from such activities during the six months ended June 30, 2022, and recognized an immaterial gain from such activities during the six months ended June 30, 2021. The Company recognized a discrete tax benefit related to equity compensation in the amount of $5.1 million and $8.2 million for the six months ended June 30, 2022 and 2021, respectively.
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

As of June 30, 2022 and December 31, 2021, the Company had gross unrecognized tax benefits of $9.6 million and $9.0 million, respectively. It is the Company’s policy to classify accrued interest and penalties as part of unrecognized tax benefits, but to record interest and penalties in interest and other income (expense), net in the Condensed Consolidated Statements of Operations. As of both June 30, 2022 and December 31, 2021, the amount of accrued interest and penalties was $0.6 million.
The Company files income tax returns in the United States and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examinations by taxing authorities, including major jurisdictions such as the United States, Germany, Italy, Netherlands, and the United Kingdom. With few exceptions, as of June 30, 2022, the Company was no longer subject to U.S., state, and foreign tax examinations for years before 2018, 2017, and 2017, respectively.
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
Share-Based Compensation Expense
The following table sets forth the total share-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(In thousands)
Cost of product and service revenues	$2,160	$2,044	$4,404	$3,981
Research and development	2,594	1,731	4,858	3,431
Selling, general, and administrative	12,459	9,264	24,159	17,399
Total share-based compensation expense	$17,213	$13,039	$33,421	$24,811
Employee Stock Purchase Plan (“ESPP”)
The following assumptions were used to value shares under the ESPP for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Expected life, years	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Expected volatility, %	28.8% - 45.6%	27.4% - 53.5%	28.8% - 45.6%	27.4% - 53.5%
Risk-free interest rate, %	0.1% - 1.5%	0.1% - 2.6%	0.1% - 1.5%	0.1% - 2.6%
Dividend yield, %	—%	—%	—%	—%
For the six months ended June 30, 2022 and 2021, employees purchased approximately 175,000 and 156,000 shares of common stock, respectively, under the ESPP at a weighted-average price of $66.81 and $59.75, respectively. As of June 30, 2022, the unrecognized compensation cost related to the shares to be purchased under the ESPP was approximately $2.5 million and is expected to be recognized over a weighted-average period of 1.2 years.

Stock Options
The following assumptions were used to value stock options granted pursuant to the Company’s 2009 Equity Incentive Plan, as amended, (the “2009 Plan”) for the six months ended June 30, 2021. There were no stock options granted during the three and six months ended June 30, 2022, and the three months ended June 30, 2021.

Six Months Ended June 30,
2021
Expected life, years	4.9
Expected volatility, %	30.1%
Risk-free interest rate, %	0.6%
Estimated forfeiture rate, %	7.9%
Dividend yield, %	—%
The following table summarizes the stock option activity during the six months ended June 30, 2022:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Years	Aggregate Intrinsic Value

	(In thousands, except per share data)
Outstanding at December 31, 2021	2,954	$67.35	6.9	$334,119
Granted	—	—
Exercised	(184)	51.25
Expired	(4)	73.01
Forfeited	(69)	85.82
Outstanding at June 30, 2022	2,697	$67.96	6.5	$125,696
Exercisable at June 30, 2022	1,813	$60.51	5.9	$97,069
Vested and expected to vest at June 30, 2022 and thereafter	2,625	$67.46	6.4	$123,496
The weighted-average fair value per share of options granted during the six months ended June 30, 2021 was $33.89. The intrinsic value of options exercised during the three months ended June 30, 2022 and 2021 was $2.8 million and $16.8 million, respectively, and during the six months ended June 30, 2022 and 2021 was $15.5 million and $30.8 million, respectively.
As of June 30, 2022, total unrecognized compensation cost related to unvested stock options was $24.2 million, which is expected to be recognized over a weighted-average vesting period of 1.8 years.
Restricted Stock Units (“RSUs”)
The following table summarizes the RSU activity under the 2009 Plan during the six months ended June 30, 2022:

	Number of Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Years	Aggregate Intrinsic Value

	(In thousands, except per share data)
Outstanding at December 31, 2021	763	$119.93	1.6	$137,696
Granted (Awarded)	571	119.58
Vested (Released)	(111)	96.01
Forfeited	(53)	125.46
Outstanding and unvested at June 30, 2022	1,170	$121.78	1.7	$133,143
As of June 30, 2022, total unrecognized compensation cost related to RSUs was $113.6 million, which is expected to be recognized over the remaining weighted-average vesting period of 3.3 years.

Restricted Stock Awards (“RSAs”)
The following table summarizes the RSA activity under the 2009 Plan during the six months ended June 30, 2022:

	Number of Shares	Weighted-Average Grant Date Fair Value

	(In thousands, except per share data)
Outstanding at December 31, 2021	11	$137.36
Granted (Awarded)	13	109.39
Vested (Released)	(11)	137.36
Outstanding and unvested at June 30, 2022	13	$109.39
As of June 30, 2022, total unrecognized compensation cost related to RSAs was $1.1 million, which is expected to be recognized over the remaining weighted-average vesting period of 0.9 years.
Performance-Based Stock Unit Awards (“PSUs”)
The following table summarizes the PSU activity under the 2009 Plan during the six months ended June 30, 2022:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Unit

	(In thousands, except per share data)
Outstanding at December 31, 2021	144	$118.71
Granted	78	155.27
Additional granted based on performance achievement	51	156.79
Vested	(84)	117.37
Forfeited	(1)	178.81
Outstanding and unvested at June 30, 2022	188	$144.76
As of June 30, 2022, total unrecognized compensation cost related to PSUs was approximately $11.4 million, which is expected to be recognized over the remaining weighted-average vesting period of 1.4 years.
Summary of Shares Reserved for Future Issuance under Equity Incentive Plans
The Company had the following ordinary shares reserved for future issuance under its equity incentive plans as of June 30, 2022:

Number of Shares

(In thousands)
Share options outstanding	2,697
Non-vested restricted stock awards	1,371
Shares authorized for future issuance	1,467
ESPP shares available for future issuance	744
Total shares reserved for future issuance	6,279
Stock Repurchase Programs
On August 2, 2016, the Company’s Board of Directors (the “Board”) authorized a stock repurchase program providing for the repurchase of up to $50.0 million of the Company’s common stock (the “2016 Repurchase Program”). The 2016 Repurchase Program is in addition to the stock repurchase program approved by the Board on November 4, 2014 providing for the repurchase of up to $50.0 million of the Company’s common stock (the “2014 Repurchase Program”). During the first quarter of 2022, the 2014 Repurchase Program was completed, and as of June 30, 2022, the maximum dollar value of shares that may yet be purchased under the 2016 Repurchase Program was $2.7 million. The 2016 Repurchase Program does not obligate the Company to repurchase any specific number of shares, and the Company may terminate or suspend the 2016 Repurchase Program at any time.

During the six months ended June 30, 2022, the Company repurchased approximately 389,300 shares of its common stock under the repurchase programs at an average price of $134.11 per share for an aggregate purchase price of approximately $52.2 million. During the three months ended June 30, 2022 and three and six months ended June 30, 2021, the Company did not repurchase any of its outstanding common stock under the repurchase programs.
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
During the first quarter of 2022, the Company initiated certain domestic and international restructuring initiatives, in order to enhance and streamline certain engineering functions for its domestic operations, and to realign its international sales organization to better serve its customers in various international markets. During the first quarter of 2022, the restructuring plans incurred $3.5 million of employee severance costs and related expenses. As of June 30, 2022, the unpaid balance related to these restructuring plans was $1.1 million.
The following table summarizes the total restructuring expense recognized in the Company’s Condensed Consolidated Statements of Operations for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
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
•our statements relating to the Company’s containment of the impacts of the recent ransomware incident and any further impact on the Company;
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
Facilities worldwide use our automation and analytics solutions to increase operational efficiency, reduce medication errors, deliver actionable intelligence, and improve patient safety. Institutional and retail pharmacies across North America, the United Kingdom, Germany, and Australia leverage our innovative medication adherence and population health solutions to improve patient engagement and adherence to prescriptions, helping to reduce costly hospital readmissions. We sell our product and consumable solutions together with related service offerings. Revenues generated in the United States represented 89% of our total revenues for both the three months ended June 30, 2022 and 2021, and 90% and 89% of our total revenues for the six months ended June 30, 2022 and 2021, respectively.
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
In addition to product solution sales, we provide a range of services to our customers. We provide installation planning and consulting as part of most product sales which is generally included in the initial price of the solution. We also provide Advanced Services such as Omnicell One, EnlivenHealth, 340B solutions, ReCept management services, Central Pharmacy Dispensing Services, and Central Pharmacy Compounding Services. To help assure the maximum availability of our systems, our customers typically purchase maintenance and support contracts in increments of one to five years. As a result of the growth of our installed base of customers and expanded service offerings, our service revenues have also grown.
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
Our full-time employee headcount was approximately 4,000 and 3,800 on June 30, 2022 and December 31, 2021, respectively.

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
Ransomware Incident
On May 4, 2022, we determined that certain of our information technology systems were affected by ransomware impacting certain internal systems. Upon detecting the security event, we took immediate steps designed to contain the incident and implement our business continuity plans to restore and support continued operations. We have contained the incident and restored substantially all of our critical information technology systems. As a result of the ransomware incident, invoicing was delayed, which impacted the timing of cash collections and free cash flow in the second quarter of 2022. In addition, total revenues were slightly below expectations for the second quarter of 2022 as customer implementations were delayed due to the ransomware incident, but those customer implementations are expected to occur in the second half of 2022. We do not believe the security event will have a material adverse effect on our business, results of operations, or financial condition.
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
•Business combinations;
•Convertible senior notes;
•Share-based compensation; and
•Accounting for income taxes.

There were no material changes in the matters for which we make critical accounting estimates in the preparation of our Condensed Consolidated Financial Statements during the six months ended June 30, 2022 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2021, except as discussed in “Recently Adopted Authoritative Guidance” in Note 1, Organization and Summary of Significant Accounting Policies, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
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
RESULTS OF OPERATIONS
Total Revenues

	Three Months Ended June 30,
			Change in
	2022	2021	$	%

	(Dollars in thousands)
Product revenues	$233,806	$196,911	$36,895	19%
Percentage of total revenues	71%	72%
Services and other revenues	97,580	75,828	21,752	29%
Percentage of total revenues	29%	28%
Total revenues	$331,386	$272,739	$58,647	22%
Product revenues represented 71% and 72% of total revenues for the three months ended June 30, 2022 and 2021, respectively. Product revenues increased by $36.9 million, due to increased customer demand, primarily within our automated dispensing systems business, as well as increases in revenues from IV solutions.
Services and other revenues represented 29% and 28% of total revenues for the three months ended June 30, 2022 and 2021, respectively. Services and other revenues include revenues from technical services; SaaS, subscription software, and technology-enabled services; and other services. Services and other revenues increased by $21.8 million, primarily due to incremental revenues from our recent acquisitions of FDS Amplicare, ReCept, and MarkeTouch Media, as well as continued growth in our installed customer base and our expanded portfolio of services and solutions. The increase was partially offset by a decrease in revenues from 340B solutions primarily due to impacts from decreasing provider utilization of the 340B program as a result of recent drug manufacturer actions.
Our international sales represented 11% of total revenues for both the three months ended June 30, 2022 and 2021, and are expected to be affected by foreign currency exchange rate fluctuations. We are unable to predict the extent to which revenues in future periods will be impacted by changes in foreign currency exchange rates.

	Six Months Ended June 30,
			Change in
	2022	2021	$	%

	(Dollars in thousands)
Product revenues	$459,681	$375,036	$84,645	23%
Percentage of total revenues	71%	71%
Services and other revenues	190,533	149,546	40,987	27%
Percentage of total revenues	29%	29%
Total revenues	$650,214	$524,582	$125,632	24%
Product revenues represented 71% of total revenues for both the six months ended June 30, 2022 and 2021. Product revenues increased by $84.6 million, due to increased customer demand, primarily within our automated dispensing systems business, as well as increases in revenues from IV solutions.

Services and other revenues represented 29% of total revenues for both the six months ended June 30, 2022 and 2021. Services and other revenues include revenues from technical services; SaaS, subscription software, and technology-enabled services; and other services. Services and other revenues increased by $41.0 million, primarily due to incremental revenues from our recent acquisitions of FDS Amplicare, ReCept, and MarkeTouch Media, as well as continued growth in our installed customer base and our expanded portfolio of services and solutions. The increase was partially offset by a decrease in revenues from 340B solutions primarily due to impacts from decreasing provider utilization of the 340B program as a result of recent drug manufacturer actions.
Our international sales represented 10% and 11% of total revenues for the six months ended June 30, 2022 and 2021, respectively, and are expected to be affected by foreign currency exchange rate fluctuations. We are unable to predict the extent to which revenues in future periods will be impacted by changes in foreign currency exchange rates.
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

	Three Months Ended June 30,
			Change in
	2022	2021	$	%

	(Dollars in thousands)
Cost of revenues:
Cost of product revenues	$121,814	$100,227	$21,587	22%
As a percentage of related revenues	52%	51%
Cost of services and other revenues	51,480	36,214	15,266	42%
As a percentage of related revenues	53%	48%
Total cost of revenues	$173,294	$136,441	$36,853	27%
As a percentage of total revenues	52%	50%

Gross profit	$158,092	$136,298	$21,794	16%
Gross margin	48%	50%
Cost of revenues for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 increased by $36.9 million, of which $21.6 million was attributed to the increase in cost of product revenues and $15.3 million was attributed to the increase in cost of services and other revenues.
The increase in cost of product revenues was primarily driven by the increase in product revenues of $36.9 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase was also driven by inventory-related costs due to inflationary impacts, and was partially offset by the benefits associated with economies of scale due to higher volumes during the three months ended June 30, 2022 compared to the three months ended June 30, 2021.
The increase in cost of services and other revenues was primarily driven by the increase in services and other revenues of $21.8 million, including incremental revenues from our recent acquisitions, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The cost of service and other revenues grew at a faster pace than our service and other revenues primarily due to additional investments in our service business to support new service solutions, the impact of lower 340B solutions revenues, and the mix of service revenues recognized in the quarter.

The overall decrease in gross margin primarily relates to additional investments in our business, including our service solutions, the impact of lower 340B solutions revenues, and the mix of service revenues recognized in the quarter, as well as inflationary impacts on inventory-related costs. The decrease is partially offset by higher revenues for the three months ended June 30, 2022 due to increased customer demand as well as benefits associated with economies of scale due to higher volumes. Our gross profit for the three months ended June 30, 2022 was $158.1 million, as compared to $136.3 million for the three months ended June 30, 2021.

	Six Months Ended June 30,
			Change in
	2022	2021	$	%

	(Dollars in thousands)
Cost of revenues:
Cost of product revenues	$240,152	$192,854	$47,298	25%
As a percentage of related revenues	52%	51%
Cost of services and other revenues	101,923	73,147	28,776	39%
As a percentage of related revenues	53%	49%
Total cost of revenues	$342,075	$266,001	$76,074	29%
As a percentage of total revenues	53%	51%

Gross profit	$308,139	$258,581	$49,558	19%
Gross margin	47%	49%
Cost of revenues for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 increased by $76.1 million, of which $47.3 million was attributed to the increase in cost of product revenues and $28.8 million was attributed to the increase in cost of services and other revenues.
The increase in cost of product revenues was primarily driven by the increase in product revenues of $84.6 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was also driven by increased inventory-related costs due to inflationary impacts, and was partially offset by the benefits associated with economies of scale due to higher volumes during the six months ended June 30, 2022 compared to the six months ended June 30, 2021.
The increase in cost of services and other revenues was primarily driven by the increase in services and other revenues of $41.0 million, including incremental revenues from our recent acquisitions, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The cost of service and other revenues grew at a faster pace than our service and other revenues primarily due to additional investments in our service business to support new service solutions, the impact of lower 340B solutions revenues, and the mix of service revenues recognized in the six months ended June 30, 2022.
The overall decrease in gross margin primarily relates to additional investments in our business, including our service solutions, the impact of lower 340B solutions revenues, and the mix of service revenues recognized in the quarter, as well as inflationary impacts on inventory-related costs. The decrease is partially offset by higher revenues for the six months ended June 30, 2022 due to increased customer demand as well as benefits associated with economies of scale due to higher volumes. Our gross profit for the six months ended June 30, 2022 was $308.1 million, as compared to $258.6 million for the six months ended June 30, 2021.

Operating Expenses and Interest and Other Income (Expense), Net

	Three Months Ended June 30,
			Change in
	2022	2021	$	%

	(Dollars in thousands)
Operating expenses:
Research and development	$26,355	$18,213	$8,142	45%
As a percentage of total revenues	8%	7%
Selling, general, and administrative	119,252	89,169	30,083	34%
As a percentage of total revenues	36%	33%
Total operating expenses	$145,607	$107,382	$38,225	36%
As a percentage of total revenues	44%	39%

Interest and other income (expense), net	$(1,711)	$(5,959)	$4,248	(71)%
Research and Development. Research and development expenses increased by $8.1 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase was primarily attributed to an increase in employee-related expenses of approximately $6.7 million due to increased headcount to support the continued development of our intelligent infrastructure and incremental headcount from recent acquisitions.
Selling, General, and Administrative. Selling, general, and administrative expenses increased by $30.1 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase was primarily due to an increase of approximately $16.1 million in employee-related expenses primarily related to increased headcount, including the incremental headcount from recent acquisitions, as well as an increase in intangible asset amortization expense of $1.9 million, impairment and abandonment charges to operating lease right-of-use assets of $3.3 million, and ransomware-related expenses, net of insurance recoveries, of $1.2 million. The increase was also driven by higher spending related to travel and meetings, and other operating expenses. The increase was partially offset by a decrease of $2.0 million in acquisition-related expenses.
Interest and Other Income (Expense), Net. Interest and other income (expense), net changed by $4.2 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily driven by a $4.3 million decrease in other expenses. The decrease in other expenses during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 is primarily due to the adoption of ASU 2020-06, effective January 1, 2022, which eliminated the imputed interest expense recognized on our convertible senior notes (refer to Note 1, Organization and Summary of Significant Accounting Policies, for additional information).

	Six Months Ended June 30,
			Change in
	2022	2021	$	%

	(Dollars in thousands)
Operating expenses:
Research and development	$51,385	$34,293	$17,092	50%
As a percentage of total revenues	8%	7%
Selling, general, and administrative	239,185	175,762	63,423	36%
As a percentage of total revenues	37%	34%
Total operating expenses	$290,570	$210,055	$80,515	38%
As a percentage of total revenues	45%	40%

Interest and other income (expense), net	$(1,825)	$(12,650)	$10,825	(86)%
Research and Development. Research and development expenses increased by $17.1 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was primarily attributed to an increase in employee-related expenses of approximately $13.4 million due to increased headcount to support the continued development of our intelligent infrastructure and incremental headcount from recent acquisitions, as well as an increase of $1.5 million in employee-related expenses for restructuring initiatives.
Selling, General, and Administrative. Selling, general, and administrative expenses increased by $63.4 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was primarily due to an increase of approximately $33.6 million in employee-related expenses primarily related to increased headcount, including the incremental headcount from recent acquisitions, as well as an increase in spending on travel and meetings of $5.4 million, an increase in intangible asset amortization expense of $4.2 million, impairment and abandonment charges to operating lease right-of-use assets of $5.1 million, ransomware-related expenses, net of insurance recoveries, of $1.2 million, and increases in other operating expenses. The increase was partially offset by a decrease of $2.0 million in acquisition-related expenses.
Interest and Other Income (Expense), Net. Interest and other income (expense), net changed by $10.8 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily driven by a $9.5 million decrease in other expenses and a $1.3 million increase in other income. The decrease in other expenses during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 is primarily due to the adoption of ASU 2020-06, effective January 1, 2022, which eliminated the imputed interest expense recognized on our convertible senior notes (refer to Note 1, Organization and Summary of Significant Accounting Policies, for additional information). The increase in other income during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 is primarily attributable to benefits from certain arrangements outside of our normal course of business.
Provision for (Benefit from) Income Taxes

	Three Months Ended June 30,
			Change in
	2022	2021	$	%

	(Dollars in thousands)
Provision for income taxes	$1,705	$2,533	$(828)	(33)%

	Six Months Ended June 30,
			Change in
	2022	2021	$	%

	(Dollars in thousands)
Provision for (benefit from) income taxes	$(1,538)	$1,325	$(2,863)	(216)%
Our annual effective tax rate before discrete items was 24.1% and 27.8% for the six months ended June 30, 2022 and 2021, respectively. The decrease in the estimated annual effective tax rate for the six months ended June 30, 2022 compared to the same period in 2021 was primarily due to a decrease in non-deductible expenses, and an increase in research and development credits and FDII benefit.
Benefit from income taxes for the six months ended June 30, 2022 included net discrete income tax benefit of $5.3 million, primarily due to a $5.1 million tax benefit from equity compensation.
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
LIQUIDITY AND CAPITAL RESOURCES
We had cash and cash equivalents of $245.0 million at June 30, 2022 compared to $349.1 million at December 31, 2021. All of our cash and cash equivalents are invested in bank accounts and money market funds held in sweep and asset management accounts with major financial institutions.

Our cash position and working capital at June 30, 2022 and December 31, 2021 were as follows:

	June 30, 2022	December 31, 2021

	(In thousands)
Cash and cash equivalents	$244,953	$349,051
Working capital (deficit) (1)	$414,256	$(95,456)
_________________________________________________
(1)    The working capital deficit balance as of December 31, 2021 was primarily due to the classification of our convertible senior notes as a current rather than long-term liability. Refer to Note 10, Convertible Senior Notes, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information.
Our ratio of current assets to current liabilities was 2.1:1 and 0.9:1 at June 30, 2022 and December 31, 2021, respectively.
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
As of June 30, 2022, there was no outstanding balance for the Revolving Credit Facility and we were in compliance with all covenants. Refer to Note 9, Debt and Credit Agreement, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information. We expect to use future loans under the Revolving Credit Facility, if any, for working capital, potential acquisitions, and other general corporate purposes.
Uses of Cash
Our future uses of cash are expected to be primarily for working capital, capital expenditures, and other contractual obligations. We also expect a continued use of cash for potential acquisitions and acquisition-related activities, as well as repurchases of our common stock.
The 2016 Repurchase Program has a total of $2.7 million remaining for future repurchases as of June 30, 2022, which may result in additional use of cash. During the first quarter of 2022, the 2014 Repurchase Program was completed. During the six months ended June 30, 2022, we repurchased approximately 389,300 shares of our common stock under our repurchase programs at an average price of $134.11 per share for an aggregate purchase price of approximately $52.2 million. Refer to “Stock Repurchase Programs” under Note 15, Employee Benefits and Share-Based Compensation, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information.
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

Cash Flows
The following table summarizes, for the periods indicated, selected items in our Condensed Consolidated Statements of Cash Flows:

	Six Months Ended June 30,
	2022	2021

	(In thousands)
Net cash provided by (used in):
Operating activities	$(25,547)	$129,188
Investing activities	(25,550)	(26,482)
Financing activities	(33,571)	22,413
Effect of exchange rate changes on cash and cash equivalents	(2,123)	(74)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(86,791)	$125,045
Operating Activities
We expect cash from our operating activities to fluctuate in future periods as a result of a number of factors, including the timing of our billings and collections, our operating results, and the timing of other liability payments.
Net cash used in operating activities was $25.5 million for the six months ended June 30, 2022, primarily consisting of net income of $17.3 million adjusted for non-cash items of $80.9 million, offset by changes in assets and liabilities of $123.7 million. The non-cash items primarily consisted of depreciation and amortization expense of $43.0 million, share-based compensation expense of $33.4 million, amortization of operating lease right-of-use assets of $6.8 million, impairment and abandonment of operating lease right-of-use assets of $5.1 million, amortization of debt issuance costs of $2.1 million, and a change in deferred income taxes of $9.5 million. Changes in assets and liabilities include cash outflows from (i) an increase in accounts receivable and unbilled receivables of $71.4 million primarily due to an increase in billings driven by overall business growth and the timing of shipments and collections, as well as the timing of invoicing due to the previously disclosed ransomware incident, (ii) an increase in inventories of $32.6 million primarily to support forecasted sales, including advanced purchases of certain components, such as semiconductors, as well as higher costs of inventory and timing of shipments, (iii) an increase in investment in sales-type leases of $12.5 million primarily due to the increase in sales-type lease revenues associated with Advanced Services products, (iv) a decrease in accrued compensation of $11.1 million primarily due to a decrease in accrued commissions and bonuses, (v) a decrease in operating lease liabilities of $7.2 million, (vi) a decrease in accounts payable of $3.1 million, and (vii) an increase in other current assets, net of funds held for customers, of $2.0 million. These cash outflows were partially offset by (i) a decrease in prepaid commissions of $6.0 million, (ii) an increase in accrued liabilities of $4.7 million, (iii) a decrease in prepaid expenses of $1.7 million, (iv) a decrease in other long-term assets of $1.5 million, (v) an increase in deferred revenues of $1.4 million, and (vi) an increase in other long-term liabilities of $1.0 million.
Net cash provided by operating activities was $129.2 million for the six months ended June 30, 2021, primarily consisting of net income of $34.6 million adjusted for non-cash items of $76.9 million and changes in assets and liabilities of $17.7 million. The non-cash items primarily consisted of depreciation and amortization expense of $35.0 million, share-based compensation expense of $24.8 million, amortization of discount on convertible senior notes of $9.2 million, amortization of operating lease right-of-use assets of $5.8 million, amortization of debt issuance costs of $1.7 million, and a change in deferred income taxes of $0.5 million. Changes in assets and liabilities include cash inflows from (i) an increase in deferred revenues of $27.5 million primarily due to an increase in billings driven by the timing of shipments in order to meet customers’ implementation schedules and recognition of revenues for products requiring installation, (ii) an increase in accounts payable of $15.7 million primarily due to an overall increase in spending, as well as timing of payments, (iii) an increase in accrued liabilities of $10.1 million primarily due to an increase in rebates and buyout liabilities, (iv) a decrease in investment in sales-type leases of $2.4 million, (v) a decrease in prepaid commissions of $1.9 million, and (vi) a decrease in other long-term assets of $1.6 million. These cash inflows were partially offset by (i) an increase in accounts receivable and unbilled receivables of $19.7 million primarily due to an increase in billings driven by the timing of shipments as well as collections, (ii) a decrease in accrued compensation of $7.3 million primarily due to a decrease in accrued commissions and bonuses, (iii) an increase in inventories of $6.6 million to support forecasted sales, (iv) a decrease in operating lease liabilities of $6.2 million, and (v) an increase in prepaid expenses of $1.4 million.
Investing Activities
Net cash used in investing activities was $25.6 million for the six months ended June 30, 2022, which consisted of $3.4 million consideration paid for the acquisition of Hub and Spoke Innovations, net of cash acquired, capital expenditures of

$21.1 million for property and equipment, and $6.5 million for costs of software development for external use, partially offset by working capital adjustments from acquisitions of $5.5 million.
Net cash used in investing activities was $26.5 million for the six months ended June 30, 2021, which consisted of capital expenditures of $11.1 million for property and equipment, and $15.4 million for costs of software development for external use.
Financing Activities
Net cash used in financing activities was $33.6 million for the six months ended June 30, 2022, primarily due to $52.2 million for repurchases of our stock and $8.5 million in employees’ taxes paid related to restricted stock unit vesting, partially offset by $21.1 million in proceeds from employee stock option exercises and ESPP purchases, and a net increase in the customer funds balances of $6.0 million.
Net cash provided by financing activities was $22.4 million for the six months ended June 30, 2021, primarily due to $32.3 million in proceeds from employee stock option exercises and ESPP purchases, partially offset by $6.7 million in employees’ taxes paid related to restricted stock unit vesting, and a net decrease in the customer funds balances of $3.3 million.
Contractual Obligations
There have been no significant changes during the six months ended June 30, 2022 to the contractual obligations disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” set forth in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2021.
Contractual obligations as of June 30, 2022 were as follows:

	Payments Due By Period
	Total	Remainder of 2022	2023 - 2024	2025 - 2026	2027 and thereafter

	(In thousands)
Operating leases (1)	$63,930	$7,778	$24,854	$17,076	$14,222
Purchase obligations (2)	226,473	175,758	50,429	257	29
Convertible senior notes (3)	580,032	719	2,875	576,438	—
Other (4)	818	130	440	248	—
Total (5)	$871,253	$184,385	$78,598	$594,019	$14,251
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
Foreign Currency Exchange Risk
We operate in foreign countries which expose us to market risk associated with foreign currency exchange rate fluctuations between the U.S. dollar and various foreign currencies, the most significant of which are the British Pound and the

Euro. In order to manage foreign currency risk, at times we enter into foreign exchange forward contracts to mitigate risks associated with changes in spot exchange rates of mainly non-functional currency denominated assets or liabilities of our foreign subsidiaries. In general, the market risk related to these contracts is offset by corresponding gains and losses on the hedged transactions. By working only with major banks and closely monitoring current market conditions, we seek to limit the risk that counterparties to these contracts may be unable to perform. We do not enter into derivative contracts for trading purposes. As of June 30, 2022, we did not have any outstanding foreign exchange forward contracts.
Interest Rate Fluctuation Risk
We are exposed to interest rate risk through our borrowing activities. As of June 30, 2022, there was no outstanding balance under the A&R Credit Agreement, and the net carrying amount under our convertible senior notes was $565.0 million. Although our convertible senior notes are based on a fixed rate, changes in interest rates could impact the fair value of such notes. As of June 30, 2022, the fair market value of our convertible senior notes was $731.7 million. Refer to Note 5, Cash and Cash Equivalents and Fair Value of Financial Instruments, and Note 10, Convertible Senior Notes, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information.
We have used interest rate swap agreements to protect against adverse fluctuations in interest rates by reducing our exposure to variability in cash flows relating to interest payments on a portion of our outstanding debt. Our interest rate swaps, which were designated as cash flow hedges, involved the receipt of variable amounts from counterparties in exchange for us making fixed-rate payments over the life of the agreements. We do not hold or issue any derivative financial instruments for speculative trading purposes. As of June 30, 2022, we did not have any outstanding interest rate swap agreements.
There were no significant changes in our market risk exposures during the six months ended June 30, 2022 as compared to the market risk exposures disclosed in “Quantitative and Qualitative Disclosures About Market Risk,” set forth in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 25, 2022.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended June 30, 2022.

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
We receive, store, and process personal information and other data from and about customers, in addition to our employees and services providers. In addition, our customers use our solutions to obtain and store personal information, including personal health information. For example, our customers use our EnlivenHealth Patient Engagement platform to guide and track patient notes, interventions, and appointments, which involves the collection of personal health information of patients. Our handling of data is subject to a variety of laws and regulations by federal, state, local, and foreign agencies, as well as contractual obligations and industry standards. Regulatory focus on data privacy and security concerns continues to increase globally, and laws and regulations concerning the collection, use, and disclosure of personal information are expanding and becoming more complex. In the United States, these include federal health information privacy laws (such as the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), discussed below), security breach notification laws, and consumer protection laws, as well as state laws addressing privacy and data security (such as the California Consumer Privacy Act of 2018 (“CCPA”) and the California Privacy Rights Act of 2020 (“CPRA”)).
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
Compliance with privacy, data protection, and information security laws, regulations, and other obligations is costly, and we may encounter difficulties, delays, or significant expenses in connection with our compliance, or because of our customers’ need to comply or our customers’ interpretation of their own legal requirements. As previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on August 4, 2022, in connection with the cybersecurity event we experienced on May 4, 2022, we provided breach notification to fewer than 350 individuals as required by applicable law. In addition, any future event that results in the failure or perceived failure by us to comply with laws, regulations, policies, legal or contractual obligations, industry standards, or regulatory guidance relating to privacy or data security could result in governmental investigations and enforcement actions, litigation, fines and penalties, exposure to indemnification obligations or other liabilities, and adverse publicity, all of which could have an adverse effect on our reputation, as well as our business, financial condition, and results of operations. For example, as discussed further in the section entitled “Legal Proceedings” in Note 13, Commitments and Contingencies, of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K, we are currently and have in the past been subject to certain class action lawsuits asserting, among other allegations, claims of violation of the Illinois Biometric Information Privacy Act.
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
Our IT systems and third-party cloud services are potentially vulnerable to cyber-attacks, including ransomware, or other data security incidents, by employees or others, which may expose sensitive data to unauthorized persons. On May 4, 2022, we determined that certain of our information technology systems were affected by ransomware impacting certain internal systems. Upon detecting the security event, the Company took immediate steps designed to contain the incident and implement its business continuity plans to restore and support continued operations. The Company has contained the incident and restored substantially all of its critical information technology systems. The Company does not believe the security event will have a material adverse effect on its business, results of operations, or financial condition.
In addition, future data security incidents could lead to the loss of trade secrets or other intellectual property, or to the public exposure of sensitive and confidential information of our employees, customers, suppliers, and others, any of which could have a material adverse effect on our business, financial condition, and results of operations. Moreover, the current and/or a future security breach or privacy violation that leads to disclosure or modification of, or prevents access to, patient information, including personally identifiable information or protected health information, could harm our reputation, result in litigation, compel us to comply with federal and/or state breach notification laws, subject us to mandatory corrective action, require us to verify the correctness of database contents, and otherwise subject us to liability under laws and regulations that protect personal data, resulting in increased costs or loss of revenues. For additional information, see the risk factor captioned “We are subject to laws, regulations, and other legal obligations related to privacy, data protection, and information security, and the costs of compliance with, and potential liability associated with, our actual or perceived failure to comply with such obligations could harm our business” above for additional information.
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
In addition, we cannot predict the potential impact of future privacy standards and other federal, state, and international privacy and security laws that may be enacted at any time on our customers or on Omnicell. These laws could restrict the ability of Omnicell and/or our customers to obtain, use, or disseminate patient information, which could reduce the demand for our products or services or force us to redesign our products or services in order to meet regulatory requirements. For more information, you should also refer to the risk factor above captioned “We are subject to laws, regulations, and other legal obligations related to privacy, data protection, and information security, and the costs of compliance with, and potential liability associated with, our actual or perceived failure to comply with such obligations could harm our business”.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
During the three months ended June 30, 2022, we did not repurchase any shares of our common stock under our repurchase program. Refer to “Stock Repurchase Programs” under Note 15, Employee Benefits and Share-Based Compensation, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

10.1*	Omnicell, Inc. 2009 Equity Incentive Plan, as amended	S-8	99.1	6/22/2022

10.2*+	Letter agreement between Omnicell, Inc. and Dan S. Johnston, dated July 29, 2022

31.1+	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

31.2+	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

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

OMNICELL, INC.
Date:	August 8, 2022	By:	/s/ Peter J. Kuipers
Peter J. Kuipers, Executive Vice President & Chief Financial Officer (principal financial officer and duly authorized officer)