Form 10-Q
period 2022-09-30
OMNICELL, INC.
filed 2022-11-04
CIK 926326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of October 28, 2022, there were 44,649,842 shares of the registrant’s common stock, $0.001 par value, outstanding.

OMNICELL, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
OMNICELL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2022	December 31, 2021

	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$266,402	$349,051
Accounts receivable and unbilled receivables, net of allowances of $5,012 and $5,272, respectively	354,098	240,894
Inventories	147,096	119,924
Prepaid expenses	24,862	22,499
Other current assets	56,674	48,334
Total current assets	849,132	780,702
Property and equipment, net	88,356	71,141
Long-term investment in sales-type leases, net	33,807	18,391
Operating lease right-of-use assets	44,133	48,549
Goodwill	731,294	738,900
Intangible assets, net	251,004	277,616
Long-term deferred tax assets	16,619	15,883
Prepaid commissions	54,994	63,795
Other long-term assets	110,346	127,519
Total assets	$2,179,685	$2,142,496

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$73,517	$71,513
Accrued compensation	42,799	71,130
Accrued liabilities	146,440	133,167
Deferred revenues, net	113,925	112,196
Convertible senior notes, net	—	488,152
Total current liabilities	376,681	876,158
Long-term deferred revenues	34,519	20,194
Long-term deferred tax liabilities	16,140	51,705
Long-term operating lease liabilities	41,862	39,911
Other long-term liabilities	9,285	7,839
Convertible senior notes, net	565,803	—
Total liabilities	1,044,290	995,807
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value, 100,000 shares authorized; 54,929 and 54,073 shares issued; 44,646 and 44,179 shares outstanding, respectively	55	54
Treasury stock at cost, 10,283 and 9,894 shares outstanding, respectively	(290,319)	(238,109)
Additional paid-in capital	1,030,665	1,024,580
Retained earnings	419,136	368,571
Accumulated other comprehensive loss	(24,142)	(8,407)
Total stockholders’ equity	1,135,395	1,146,689
Total liabilities and stockholders’ equity	$2,179,685	$2,142,496
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(In thousands, except per share data)
Revenues:
Product revenues	$246,565	$213,970	$706,246	$589,006
Services and other revenues	101,494	82,432	292,027	231,978
Total revenues	348,059	296,402	998,273	820,984
Cost of revenues:
Cost of product revenues	134,023	110,743	374,175	303,597
Cost of services and other revenues	54,941	38,880	156,864	112,027
Total cost of revenues	188,964	149,623	531,039	415,624
Gross profit	159,095	146,779	467,234	405,360
Operating expenses:
Research and development	25,171	19,477	76,556	53,770
Selling, general, and administrative	115,459	97,910	354,644	273,672
Total operating expenses	140,630	117,387	431,200	327,442
Income from operations	18,465	29,392	36,034	77,918
Interest and other income (expense), net	(1,148)	(6,065)	(2,973)	(18,715)
Income before provision for income taxes	17,317	23,327	33,061	59,203
Provision for (benefit from) income taxes	543	(5,990)	(995)	(4,665)
Net income	$16,774	$29,317	$34,056	$63,868
Net income per share:
Basic	$0.38	$0.67	$0.77	$1.48
Diluted	$0.37	$0.61	$0.73	$1.35
Weighted-average shares outstanding:
Basic	44,441	43,648	44,304	43,293
Diluted	45,819	48,341	46,759	47,195
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(In thousands)
Net income	$16,774	$29,317	$34,056	$63,868
Other comprehensive loss:
Foreign currency translation adjustments	(6,770)	(2,299)	(15,735)	(2,268)
Other comprehensive loss	(6,770)	(2,299)	(15,735)	(2,268)
Comprehensive income	$10,004	$27,018	$18,321	$61,600
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
	Shares	Amount	Shares	Amount

	(In thousands)
Balances as of December 31, 2021	54,073	$54	(9,894)	$(238,109)	$1,024,580	$368,571	$(8,407)	$1,146,689
Net income	—	—	—	—	—	8,213	—	8,213
Other comprehensive loss	—	—	—	—	—	—	(2,555)	(2,555)
Share-based compensation	—	—	—	—	16,208	—	—	16,208
Issuance of common stock under employee stock plans	384	—	—	—	18,951	—	—	18,951
Tax payments related to restricted stock units	—	—	—	—	(4,322)	—	—	(4,322)
Stock repurchases	—	—	(389)	(52,210)	—	—	—	(52,210)
Cumulative effect of a change in accounting principle related to convertible debt	—	—	—	—	(72,742)	16,509	—	(56,233)
Balances as of March 31, 2022	54,457	54	(10,283)	(290,319)	982,675	393,293	(10,962)	1,074,741
Net income	—	—	—	—	—	9,069	—	9,069
Other comprehensive loss	—	—	—	—	—	—	(6,410)	(6,410)
Share-based compensation	—	—	—	—	17,213	—	—	17,213
Issuance of common stock under employee stock plans	114	1	—	—	2,171	—	—	2,172
Tax payments related to restricted stock units	—	—	—	—	(4,148)	—	—	(4,148)
Balances as of June 30, 2022	54,571	55	(10,283)	(290,319)	997,911	402,362	(17,372)	1,092,637
Net income	—	—	—	—	—	16,774	—	16,774
Other comprehensive loss	—	—	—	—	—	—	(6,770)	(6,770)
Share-based compensation	—	—	—	—	17,310	—	—	17,310
Issuance of common stock under employee stock plans	358	—	—	—	18,416	—	—	18,416
Tax payments related to restricted stock units	—	—	—	—	(2,972)	—	—	(2,972)
Balances as of September 30, 2022	54,929	$55	(10,283)	$(290,319)	$1,030,665	$419,136	$(24,142)	$1,135,395
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED) - CONTINUED

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
	Shares	Amount	Shares	Amount

	(In thousands)
Balances as of December 31, 2020	52,677	$53	(9,894)	$(238,109)	$920,359	$290,722	$(5,522)	$967,503
Net income	—	—	—	—	—	14,127	—	14,127
Other comprehensive loss	—	—	—	—	—	—	(621)	(621)
Share-based compensation	—	—	—	—	11,772	—	—	11,772
Issuance of common stock under employee stock plans	388	—	—	—	20,826	—	—	20,826
Tax payments related to restricted stock units	—	—	—	—	(2,596)	—	—	(2,596)
Balances as of March 31, 2021	53,065	53	(9,894)	(238,109)	950,361	304,849	(6,143)	1,011,011
Net income	—	—	—	—	—	20,424	—	20,424
Other comprehensive income	—	—	—	—	—	—	652	652
Share-based compensation	—	—	—	—	13,039	—	—	13,039
Issuance of common stock under employee stock plans	265	—	—	—	11,517	—	—	11,517
Tax payments related to restricted stock units	—	—	—	—	(4,071)	—	—	(4,071)
Balances as of June 30, 2021	53,330	53	(9,894)	(238,109)	970,846	325,273	(5,491)	1,052,572
Net income	—	—	—	—	—	29,317	—	29,317
Other comprehensive loss	—	—	—	—	—	—	(2,299)	(2,299)
Share-based compensation	—	—	—	—	13,666	—	—	13,666
Issuance of common stock under employee stock plans	433	1	—	—	21,573	—	—	21,574
Tax payments related to restricted stock units	—	—	—	—	(3,494)	—	—	(3,494)
Balances as of September 30, 2021	53,763	$54	(9,894)	$(238,109)	$1,002,591	$354,590	$(7,790)	$1,111,336
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2022	2021

	(In thousands)
Operating Activities
Net income	$34,056	$63,868
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	64,843	53,140
Loss on disposal of property and equipment	331	297
Share-based compensation expense	50,731	38,477
Deferred income taxes	(17,061)	2,042
Amortization of operating lease right-of-use assets	9,709	8,764
Impairment and abandonment of operating lease right-of-use assets related to facilities	5,390	—
Amortization of debt issuance costs	3,121	2,570
Amortization of discount on convertible senior notes	—	13,874
Changes in operating assets and liabilities:
Accounts receivable and unbilled receivables	(116,895)	(39,561)
Inventories	(32,269)	(10,138)
Prepaid expenses	(2,602)	(8,229)
Other current assets	6,692	(1,059)
Investment in sales-type leases	(17,336)	2,686
Prepaid commissions	8,801	(1,030)
Other long-term assets	4,189	2,567
Accounts payable	2,043	33,111
Accrued compensation	(27,940)	(12,018)
Accrued liabilities	11,678	20,149
Deferred revenues	17,667	21,225
Operating lease liabilities	(10,966)	(9,392)
Other long-term liabilities	1,446	(9,166)
Net cash provided by (used in) operating activities	(4,372)	172,177
Investing Activities
Software development for external use	(9,648)	(24,141)
Purchases of property and equipment	(33,861)	(17,892)
Business acquisitions, net of cash acquired	(3,392)	(178,080)
Purchase price adjustments from business acquisitions	5,484	—
Net cash used in investing activities	(41,417)	(220,113)
Financing Activities
Proceeds from issuances under stock-based compensation plans	39,539	53,917
Employees’ taxes paid related to restricted stock units	(11,442)	(10,161)
Change in customer funds, net	(402)	(3,059)
Stock repurchases	(52,210)	—
Net cash provided by (used in) financing activities	(24,515)	40,697
Effect of exchange rate changes on cash and cash equivalents	(1,425)	(492)
Net decrease in cash, cash equivalents, and restricted cash	(71,729)	(7,731)
Cash, cash equivalents, and restricted cash at beginning of period	355,620	489,920
Cash, cash equivalents, and restricted cash at end of period	$283,891	$482,189
Reconciliation of cash, cash equivalents, and restricted cash to the Condensed Consolidated Balance Sheets:
Cash and cash equivalents	$266,402	$481,549
Restricted cash included in other current assets	17,489	640
Cash, cash equivalents, and restricted cash at end of period	$283,891	$482,189
Supplemental disclosure of non-cash activities
Unpaid purchases of property and equipment	$1,473	$691
Transfers between inventory and property and equipment, net	$314	$1,876
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
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the financial position of the Company as of September 30, 2022 and December 31, 2021, the results of operations and comprehensive income for the three and nine months ended September 30, 2022 and 2021, and cash flows for the nine months ended September 30, 2022 and 2021. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) have been condensed or omitted in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 25, 2022, except as discussed in the section entitled “Recently Adopted Authoritative Guidance” below. The Company’s results of operations and comprehensive income for the three and nine months ended September 30, 2022, and cash flows for the nine months ended September 30, 2022 are not necessarily indicative of results that may be expected for the year ending December 31, 2022, or for any future period.
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
The Company’s critical accounting policies are those that affect its financial statements materially and involve difficult, subjective, or complex judgments by management. As of September 30, 2022, the Company is not aware of any events or circumstances that would require an update to its estimates, judgments, or revisions to the carrying value of its assets or liabilities.
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

Recently Adopted Authoritative Guidance
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). The update simplifies the accounting for convertible debt instruments by reducing the number of accounting models and the number of embedded conversion features that could be recognized separately from the primary contract. ASU 2020-06 also enhances transparency and improves disclosures for convertible instruments and earnings per share guidance. ASU 2020-06 also requires the application of the if-converted method for calculating diluted earnings per share and the treasury stock method is no longer permitted for convertible instruments. This update permits the use of either the modified retrospective or fully retrospective method of transition. The Company adopted ASU 2020-06 on January 1, 2022, using the modified retrospective method of transition. Upon adoption of ASU 2020-06, the previously separated equity component and associated debt issuance costs for the Company’s outstanding convertible senior notes were reclassified to the liability component, thereby eliminating the subsequent amortization of the debt discount as interest expense. In addition, the Company derecognized the deferred tax liability related to the equity component.
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
ReCept
On December 29, 2021, the Company completed the acquisition of all outstanding equity securities of ReCept Holdings, Inc. (“ReCept”) pursuant to the terms and conditions of the Agreement and Plan of Merger, dated December 1, 2021, by and among Omnicell, Inc., ReCept Holdings, Inc., Redfish Acquisition Corp, and the representative of the securityholders for a base purchase price of $100.0 million, prior to customary adjustments for closing cash, net working capital, and assumed indebtedness. The addition of ReCept’s specialty pharmacy management services, now a part of the Company’s Specialty Pharmacy Services (“Specialty Pharmacy Services”), for health systems, provider groups, and federally qualified health centers expands Omnicell’s Advanced Services portfolio in an effort to address the growing and complex specialty pharmacy market.
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

The following tables represent the preliminary allocation of the respective purchase price to the assets acquired and the liabilities assumed by the Company as part of each acquisition included in the Company’s Consolidated Balance Sheets, and is reconciled to the respective purchase price transferred:

	FDS Amplicare (1)	ReCept (2) (3)	MarkeTouch Media (4)

	(In thousands)
Purchase price transferred:
Base purchase price	$177,000	$100,000	$82,000
Add: Closing cash	465	6,569	237
Add: Net working capital adjustment	1,654	(7,357)	147
Less: Assumed indebtedness	(653)	(1,973)	(15)
Total purchase price transferred	$178,466	$97,239	$82,369

	FDS Amplicare (1)	ReCept (Preliminary) (2) (3)	MarkeTouch Media (Preliminary) (4)
Fair value of assets acquired and liabilities assumed:
Cash and cash equivalents	$465	$—	$237
Accounts receivable and unbilled receivables	5,330	2,383	2,302
Prepaid expenses	506	192	96
Other current assets	45	12,223	—
Total current assets	6,346	14,798	2,635
Property and equipment	444	172	177
Operating lease right-of-use assets	2,252	773	602
Goodwill	117,784	77,394	42,273
Intangible assets	70,000	28,100	38,000
Other long-term assets	51	195	2,850
Total assets	196,877	121,432	86,537
Accounts payable	950	219	473
Accrued compensation	1,312	1,756	—
Accrued liabilities	1,497	18,499	292
Deferred revenues	1,916	222	347
Long-term deferred tax liabilities	11,686	2,883	—
Long-term operating lease liabilities	920	614	206
Other long-term liabilities	130	—	2,850
Total liabilities	18,411	24,193	4,168
Total purchase price	$178,466	$97,239	$82,369
Total purchase price, net of cash acquired	$178,001	$90,670	$82,132
_________________________________________________
(1)    During the fourth quarter of 2021, the Company recorded measurement period adjustments of $1.5 million to goodwill, consisting of an increase in intangible assets, accounts receivable and unbilled receivables, and long-term deferred tax liabilities of $0.4 million, $1.1 million, and $0.1 million, respectively, and a net working capital adjustment of $0.1 million. During the nine months ended September 30, 2022, the Company recorded a measurement period adjustments of $0.4 million to goodwill, consisting of an increase in long-term deferred tax liabilities and accrued liabilities of $0.3 million and $0.1 million, respectively.
(2)    Closing cash is included in other current assets due to its restrictive nature as cash held for customers.
(3)    During the nine months ended September 30, 2022, the Company recorded measurement period adjustments of $4.2 million to goodwill, consisting of a purchase price adjustment of $5.2 million and a decrease in long-term deferred tax liabilities of $0.7 million, partially offset by a decrease to other current assets of $1.7 million.
(4)    During the second quarter of 2022, the Company recorded a measurement period adjustment of $0.3 million to goodwill related to a purchase price adjustment.

The $117.8 million of goodwill arising from the FDS Amplicare acquisition is primarily attributed to future sales of SaaS solutions and FDS Amplicare’s assembled workforce. The $77.4 million of goodwill arising from the ReCept acquisition is primarily attributed to future sales of its offerings and services and ReCept’s assembled workforce. None of the FDS Amplicare and ReCept goodwill is expected to be deductible for tax purposes as these acquisitions were treated as stock acquisitions for U.S. tax purposes. The $42.3 million of goodwill arising from the MarkeTouch Media acquisition is primarily attributed to future sales of SaaS solutions and MarkeTouch Media’s assembled workforce. The full amount of the MarkeTouch Media goodwill is expected to be deductible for tax purposes as this acquisition was treated as an asset acquisition for U.S. tax purposes.
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

Pro Forma Financial Information
The following table presents certain unaudited pro forma consolidated financial information for the three and nine months ended September 30, 2021 as if the FDS Amplicare, ReCept, and MarkeTouch Media acquisitions had been completed on January 1, 2020. The pro forma effects of the Hub and Spoke Innovations acquisition were not material to the Company’s consolidated results of operations. The unaudited pro forma financial information is presented for informational purposes only, and is not indicative of what would have occurred had the acquisitions taken place on those respective dates. The unaudited pro forma financial information combines the historical results of the acquisitions with the Company’s consolidated historical results and includes certain adjustments including, but not limited to, amortization and depreciation of intangible assets and property and equipment acquired; and certain acquisition-related costs incurred.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2021	2021

	(In thousands)
Pro forma revenues	$313,170	$873,061
Pro forma net income	$31,157	$65,050
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
SaaS, subscription software, and technology-enabled services. Emerging software and service solutions which are offered on a subscription basis with fees typically based either on transaction volume or a fee over a specified period of time. Solutions in this category include, but are not limited to, EnlivenHealth inclusive of FDS Amplicare and MarkeTouch Media, 340B solutions, Specialty Pharmacy Services, and services associated with Omnicell One™, Central Pharmacy Dispensing Services, including the XR2 Automated Central Pharmacy System, and Central Pharmacy Compounding Services, including IVX Station and IV compounding automation solutions.
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

A portion of the Company’s sales are made to customers who are members of Group Purchasing Organizations (“GPOs”) and Federal agencies that purchase under a Federal Supply Schedule Contract with the Department of Veterans Affairs (the “GSA Contract”). GPOs are often fully or partially owned by the Company’s customers, and the Company pays fees to the GPO on completed contracts. The Company also pays the Industrial Funding Fee (“IFF”) to the Department of Veterans Affairs under the GSA Contract. The Company considers these fees consideration paid to customers and records them as reductions to revenue. Fees to GPOs and the IFF were $4.8 million and $4.4 million for the three months ended September 30, 2022 and 2021, respectively, and $13.3 million and $12.0 million for the nine months ended September 30, 2022 and 2021, respectively.
Disaggregation of Revenues
The following table summarizes the Company’s revenues disaggregated by revenue type for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(In thousands)
Connected devices, software licenses, and other	$226,415	$195,820	$650,125	$534,582
Technical services	53,914	53,529	156,386	156,321
Consumables	20,150	18,150	56,121	54,424
SaaS, subscription software, and technology-enabled services	47,580	28,903	135,641	75,657
Total revenues	$348,059	$296,402	$998,273	$820,984
The following table summarizes the Company’s revenues disaggregated by geographic region, which is determined based on customer location, for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(In thousands)
United States	$315,755	$271,276	$898,269	$738,411
Rest of world (1)	32,304	25,126	100,004	82,573
Total revenues	$348,059	$296,402	$998,273	$820,984
_________________________________________________
(1)    No individual country represented more than 10% of total revenues.
Contract Assets and Contract Liabilities
The following table reflects the Company’s contract assets and contract liabilities:

	September 30, 2022	December 31, 2021

	(In thousands)
Short-term unbilled receivables, net (1)	$28,354	$17,208
Long-term unbilled receivables, net (2)	13,815	18,084
Total contract assets	$42,169	$35,292

Short-term deferred revenues, net	$113,925	$112,196
Long-term deferred revenues	34,519	20,194
Total contract liabilities	$148,444	$132,390
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
Short-term deferred revenues of $113.9 million and $112.2 million include deferred revenues from product sales and service contracts, net of deferred cost of sales of $12.5 million and $22.4 million, as of September 30, 2022 and December 31, 2021, respectively. The short-term deferred revenues from product sales relate to delivered and invoiced products, pending installation and acceptance, expected to occur within the next twelve months. During the three and nine months ended September 30, 2022, the Company recognized revenues of $15.2 million and $104.2 million, respectively, that were included in the corresponding gross short-term deferred revenues balance of $134.6 million as of December 31, 2021.
Long-term deferred revenues include deferred revenues from product and service contracts of $34.5 million and $20.2 million as of September 30, 2022 and December 31, 2021, respectively. Remaining performance obligations are primarily recognized ratably over the remaining term of the contract, generally not more than ten years.
Significant Customers
There were no customers that accounted for more than 10% of the Company’s total revenues for the three and nine months ended September 30, 2022 and 2021. Also, there were no customers that accounted for more than 10% of the Company’s accounts receivable balance as of September 30, 2022 and December 31, 2021.
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
The basic and diluted net income per share calculations for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(In thousands, except per share data)
Net income	$16,774	$29,317	$34,056	$63,868
Weighted-average shares outstanding – basic	44,441	43,648	44,304	43,293
Effect of dilutive securities from stock award plans	943	2,087	1,293	2,086
Effect of convertible senior notes	435	2,156	1,162	1,816
Effect of warrants	—	450	—	—
Weighted-average shares outstanding – diluted	45,819	48,341	46,759	47,195

Net income per share – basic	$0.38	$0.67	$0.77	$1.48
Net income per share – diluted	$0.37	$0.61	$0.73	$1.35

Anti-dilutive weighted-average shares related to stock award plans	810	64	689	199
Anti-dilutive weighted-average shares related to convertible senior notes and warrants	5,908	—	5,908	5,908

Note 5. Cash and Cash Equivalents and Fair Value of Financial Instruments
Cash and cash equivalents of $266.4 million and $349.1 million as of September 30, 2022 and December 31, 2021, respectively, consisted of bank accounts and highly-liquid U.S. Government money market funds held in sweep and asset management accounts with major financial institutions. As of September 30, 2022 and December 31, 2021, cash equivalents were $224.7 million and $320.2 million, respectively, which consisted of money market funds held in sweep and asset management accounts.
Fair Value Hierarchy
The Company measures its financial instruments at fair value. The Company’s cash, cash equivalents, and restricted cash are classified within Level 1 of the fair value hierarchy as they are valued primarily using quoted market prices utilizing market observable inputs. The Company’s credit facility is classified within Level 2 as the valuation inputs are based on quoted prices or market observable data of similar instruments. The Company’s convertible senior notes are classified within Level 2 as the valuation inputs are based on quoted prices in an inactive market on the last day in the reporting period. As of September 30, 2022, the fair value of the convertible senior notes was $610.1 million, compared to their carrying value of $565.8 million, which is net of unamortized debt issuance costs (subsequent to the adoption of ASU 2020-06). As of December 31, 2021, the fair value of the convertible senior notes was $1.085 billion, compared to their carrying value of $488.2 million, which is net of unamortized discount and debt issuance costs and excludes amounts classified within additional paid-in capital (prior to the adoption of ASU 2020-06). Refer to Note 9, Debt and Credit Agreement, for further information regarding the Company’s credit facility and Note 10, Convertible Senior Notes, for further information regarding the Company’s convertible senior notes. Refer to Note 1, Organization and Summary of Significant Accounting Policies, for further information regarding the adoption of ASU 2020-06.

Note 6. Balance Sheet Components
Balance sheet details as of September 30, 2022 and December 31, 2021 are presented in the tables below:

	September 30, 2022	December 31, 2021

	(In thousands)
Inventories:
Raw materials	$73,221	$48,215
Work in process	8,970	11,009
Finished goods	64,905	60,700
Total inventories	$147,096	$119,924

Other current assets:
Funds held for customers, including restricted cash (1)	$35,249	$20,405
Net investment in sales-type leases, current portion	12,586	10,665
Prepaid income taxes	1,846	6,656
Other current assets	6,993	10,608
Total other current assets	$56,674	$48,334

Other long-term assets:
Capitalized software, net	$85,186	$96,995
Unbilled receivables, net	13,815	18,084
Deferred debt issuance costs	2,333	3,156
Other long-term assets	9,012	9,284
Total other long-term assets	$110,346	$127,519

Accrued liabilities:
Operating lease liabilities, current portion	$10,658	$12,947
Customer fund liabilities	35,249	31,727
Advance payments from customers	10,214	8,191
Rebate liabilities	42,363	44,644
Group purchasing organization fees	7,623	7,115
Taxes payable	11,327	3,771
Other accrued liabilities	29,006	24,772
Total accrued liabilities	$146,440	$133,167
_________________________________________________
(1)    Includes restricted cash of $17.5 million and $6.6 million as of September 30, 2022 and December 31, 2021, respectively.
The following table summarizes the changes in accumulated balances of other comprehensive income (loss), which consisted of foreign currency translation adjustments, for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(In thousands)
Beginning balance	$(17,372)	$(5,491)	$(8,407)	$(5,522)
Other comprehensive loss	(6,770)	(2,299)	(15,735)	(2,268)
Ending balance	$(24,142)	$(7,790)	$(24,142)	$(7,790)

Note 7. Property and Equipment
The following table represents the property and equipment balances as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021

	(In thousands)
Equipment	$89,429	$89,272
Furniture and fixtures	5,026	7,580
Leasehold improvements	19,766	20,623
Software	73,913	60,856
Construction in progress	23,041	14,757
Property and equipment, gross	211,175	193,088
Accumulated depreciation and amortization	(122,819)	(121,947)
Total property and equipment, net	$88,356	$71,141
Depreciation and amortization expense of property and equipment was $5.8 million and $5.2 million for the three months ended September 30, 2022 and 2021, respectively, and $16.7 million and $14.9 million for the nine months ended September 30, 2022 and 2021, respectively.
The geographic location of the Company’s property and equipment, net, is based on the physical location in which it is located. The following table summarizes the geographic information for property and equipment, net, as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021

	(In thousands)
United States	$84,771	$66,788
Rest of world (1)	3,585	4,353
Total property and equipment, net	$88,356	$71,141
_________________________________________________
(1)    No individual country represented more than 10% of total property and equipment, net.
Note 8. Goodwill and Intangible Assets
Goodwill
The following table represents changes in the carrying amount of goodwill:

	December 31, 2021	Additions (1)	Measurement Period Adjustments (1)	Foreign currency exchange rate fluctuations	September 30, 2022

	(In thousands)
Goodwill	$738,900	2,549	(4,041)	(6,114)	$731,294
_________________________________________________
(1)     Refer to Note 2, Business Combinations, for further information.

Intangible Assets, Net
The carrying amounts and useful lives of intangible assets as of September 30, 2022 and December 31, 2021 were as follows:

	September 30, 2022
	Gross carrying amount (1)	Accumulated amortization	Foreign currency exchange rate fluctuations	Net carrying amount	Useful life (years)

	(In thousands, except for years)
Customer relationships	$311,089	$(94,108)	$(1,880)	$215,101	4 - 30
Acquired technology	92,066	(61,471)	—	30,595	4 - 20
Backlog	1,800	(675)	—	1,125	2
Trade names	9,200	(6,371)	—	2,829	5 - 12
Patents	2,430	(1,276)	—	1,154	2 - 20
Non-compete agreements	600	(400)	—	200	3
Total intangibles assets, net	$417,185	$(164,301)	$(1,880)	$251,004

	December 31, 2021
	Gross carrying amount (1)	Accumulated amortization	Foreign currency exchange rate fluctuations	Net carrying amount	Useful life (years)

	(In thousands, except for years)
Customer relationships	$309,989	$(78,093)	$(933)	$230,963	10 - 30
Acquired technology	95,466	(55,859)	6	39,613	4 - 20
Backlog	1,800	—	—	1,800	2
Trade names	9,200	(5,600)	14	3,614	5 - 12
Patents	2,462	(1,186)	—	1,276	2 - 20
Non-compete agreements	600	(250)	—	350	3
Total intangibles assets, net	$419,517	$(140,988)	$(913)	$277,616
_________________________________________________
(1)     The differences in gross carrying amounts between periods are primarily due to the write-off of certain fully amortized intangible assets, partially offset by additions of intangible assets in connection with the Hub and Spoke Innovations acquisition.
Amortization expense of intangible assets was $8.7 million and $6.3 million for the three months ended September 30, 2022 and 2021, respectively, and $26.7 million and $18.7 million for the nine months ended September 30, 2022 and 2021, respectively.
The estimated future amortization expenses for amortizable intangible assets were as follows:

September 30, 2022

(In thousands)
Remaining three months of 2022	$8,463
2023	31,463
2024	23,015
2025	20,970
2026	18,027
Thereafter	149,066
Total	$251,004

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
The A&R Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, dividends, and other distributions. The A&R Credit Agreement contains financial covenants that require the Company and its subsidiaries to not exceed a maximum total secured net leverage ratio (as described above) and maintain a minimum interest coverage ratio. In addition, the A&R Credit Agreement contains certain customary events of default including, but not limited to, failure to pay interest, principal, and fees, or other amounts when due, material misrepresentations or misstatements in any representation or warranty, covenant defaults, certain cross defaults to other material indebtedness, certain judgment defaults, and events of bankruptcy. The Company’s obligations under the A&R Credit Agreement and any swap obligations and banking services obligations owing to a lender (or an affiliate of a lender) are guaranteed by certain of its domestic subsidiaries and secured by substantially all of its and such subsidiary guarantors’ assets. In connection with entering into the A&R Credit Agreement, and as a condition precedent to borrowing loans thereunder, the Company and certain of the Company’s other direct and indirect subsidiaries have entered into certain ancillary agreements, including, but not limited to, a reaffirmation agreement, which amends certain terms of the existing collateral agreement and reaffirms their obligations under the existing guaranty agreement. The Company was in compliance with all covenants as of September 30, 2022.
As of each of September 30, 2022 and December 31, 2021, there was no outstanding balance for the Revolving Credit Facility.
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
During the three months ended December 31, 2021, the conditional conversion feature of the Notes was triggered, based on the price of the Company’s common stock, as the last reported sale price of the Company’s common stock was greater than or equal to 130% of the then applicable conversion price for the Notes for at least 20 trading days during the period of 30 consecutive trading days ending on December 31, 2021, the last trading day of the respective fiscal quarter. Accordingly, the Notes were convertible during the first quarter of 2022 and were classified as a current liability in the Consolidated Financial Statements as of December 31, 2021. During the three months ended September 30, 2022, none of the conditional conversion features of the Notes were triggered, and therefore, the Notes are not convertible during the fourth quarter of 2022, commencing on October 1, 2022. Accordingly, the Company classified the Notes as a long-term liability in its Condensed Consolidated Financial Statements as of September 30, 2022. Whether the Notes will be convertible following the fourth fiscal quarter of 2022 will depend on the satisfaction of the conversion conditions in the future.
Under the original terms of the Indenture, upon conversion, the Company could satisfy its conversion obligation by paying or delivering cash, shares of its common stock, or a combination thereof, at the Company’s election, in the manner and subject to the terms and conditions provided in the Indenture. On December 13, 2021, the Company irrevocably elected to fix its settlement method to a combination of cash and shares of the Company’s common stock with the specified cash amount per $1,000 principal amount of Notes of at least $1,000. As a result, for Notes converted on or after December 13, 2021, a converting noteholder will receive (i) up to $1,000 in cash per $1,000 principal amount of Notes and (ii) cash and/or shares of the Company’s common stock, at the Company’s option for any conversion consideration in excess of $1,000. In addition, the Company continues to have the ability to set the specified cash amount per $1,000 principal amount of Notes above $1,000. The initial conversion rate for the Notes is 10.2751 shares of the Company’s common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $97.32 per share of the Company’s common stock, subject to adjustment under certain circumstances in accordance with the terms of the Indenture. In addition, following certain corporate events that could occur prior to the maturity date of the Notes or if the Company delivers a notice of redemption in respect of the Notes, the Company will, under certain circumstances, increase the conversion rate of the Notes for a holder who elects to convert its Notes (or any portion thereof) in connection with such a corporate event or convert its Notes called (or deemed called) for redemption during the related redemption period (as defined in the Indenture), as the case may be.
If the Company undergoes a fundamental change, holders may require, subject to certain exceptions, the Company to repurchase for cash all or any portion of their Notes at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. As of September 30, 2022, none of the criteria for a fundamental change or a conversion rate adjustment had been met.
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
As of September 30, 2022, the remaining life of the Notes and the related issuance cost accretion is approximately 3.0 years.
The maximum number of shares issuable upon conversion, including the effect of a fundamental change and subject to other conversion rate adjustments, would be 5.9 million shares. As of September 30, 2022, the if-converted value of the Notes did not exceed the principal amount.
The Notes consisted of the following balances reported in the Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021:

	September 30, 2022 (2)	December 31, 2021

	(In thousands)
Liability:
Principal amount	$575,000	$575,000
Unamortized discount	—	(77,136)
Unamortized debt issuance costs	(9,197)	(9,712)
Convertible senior notes, liability component (1)	$565,803	$488,152
Convertible senior notes, equity component	$—	$72,732
_________________________________________________
(1)    Classified as a long-term liability as of September 30, 2022, and a current liability as of December 31, 2021, in the Condensed Consolidated Balance Sheets.
(2)    Refer to Note 1, Organization and Summary of Significant Accounting Policies, for further information regarding the impact of the adoption of ASU 2020-06, effective January 1, 2022.
The following table summarizes the components of interest expense resulting from the Notes recognized in interest and other income (expense), net in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022 (1)	2021	2022 (1)	2021

	(In thousands)
Contractual coupon interest	$359	$359	$1,078	$1,078
Amortization of discount	$—	$4,679	$—	$13,874
Amortization of debt issuance costs	$768	$589	$2,298	$1,747
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
Note 11. Lessor Leases
Sales-Type Leases
On a recurring basis, the Company enters into multi-year, sales-type lease agreements, with the majority of such leases varying in length from one to five years. Some of the Company’s sales-type leases, mostly those relating to U.S. government hospitals which comprise approximately 39% of the lease receivable balance, and those associated with financed service contracts related to certain Advanced Services products, including Central Pharmacy Dispensing Services and IV compounding automation solutions, are retained in-house. The Company optimizes cash flows by selling many of its remaining sales-type leases to third-party leasing finance companies on a non-recourse basis. The Company has no obligation to the leasing company once the lease has been sold.
The following table presents the Company’s income recognized from sales-type leases for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(In thousands)
Sales-type lease revenues	$10,115	$3,892	$34,033	$14,503
Cost of sales-type lease revenues	(5,357)	(1,699)	(16,963)	(5,678)
Selling profit on sales-type lease revenues	$4,758	$2,193	$17,070	$8,825
The receivables as a result of these types of transactions are collateralized by the underlying equipment leased and consist of the following components at September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021

	(In thousands)
Net minimum lease payments to be received	$52,644	$31,444
Less: Unearned interest income portion	(6,251)	(2,388)
Net investment in sales-type leases	46,393	29,056
Less: Current portion (1)	(12,586)	(10,665)
Long-term investment in sales-type leases, net	$33,807	$18,391
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

The maturity schedule of future minimum lease payments under sales-type leases retained in-house and the reconciliation to the net investment in sales-type leases reported on the Condensed Consolidated Balance Sheets was as follows:

September 30, 2022

(In thousands)
Remaining three months of 2022	$3,782
2023	13,314
2024	10,064
2025	8,171
2026	6,387
Thereafter	10,926
Total future minimum sales-type lease payments	52,644
Present value adjustment	(6,251)
Total net investment in sales-type leases	$46,393
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
The following table represents the Company’s income recognized from operating leases for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(In thousands)
Rental income	$2,327	$2,474	$7,220	$8,278
Note 12. Lessee Leases
The Company has operating leases for office buildings, data centers, office equipment, and vehicles. The Company’s leases have initial terms of one to 12 years. As of September 30, 2022, the Company did not have any additional material operating leases that were entered into, but not yet commenced.
The maturity schedule of future minimum lease payments under operating leases and the reconciliation to the operating lease liabilities reported on the Condensed Consolidated Balance Sheets was as follows:

September 30, 2022

(In thousands)
Remaining three months of 2022	$3,279
2023	13,089
2024	12,041
2025	9,250
2026	8,723
Thereafter	14,306
Total operating lease payments	60,688
Present value adjustment	(8,168)
Total operating lease liabilities (1)	$52,520
_________________________________________________
(1)    Amount consists of a current and long-term portion of operating lease liabilities of $10.7 million and $41.9 million, respectively. The current portion of the operating lease liabilities is included in accrued liabilities in the Condensed Consolidated Balance Sheets.

Operating lease costs were $4.0 million and $3.8 million for the three months ended September 30, 2022 and 2021, respectively, and $12.8 million and $11.1 million for the nine months ended September 30, 2022 and 2021, respectively. Short-term lease costs and variable lease costs were immaterial for the three and nine months ended September 30, 2022 and 2021. During the three and nine months ended September 30, 2022, the Company recorded impairment and abandonment charges to operating lease right-of-use assets of $0.3 million and $5.4 million, respectively, in connection with restructuring activities for optimization of certain leased facilities. The impairment and abandonment charges were recorded to selling, general, and administrative expenses on the Company’s Condensed Consolidated Statements of Operations.
The following table summarizes supplemental cash flow information related to the Company’s operating leases for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities	$13,178	$11,774
Right-of-use assets obtained in exchange for new lease liabilities	$12,177	$2,804
The following table summarizes the weighted-average remaining lease term and weighted-average discount rate related to the Company’s operating leases as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Weighted-average remaining lease term, years	5.2	5.2
Weighted-average discount rate, %	5.6%	5.5%
Note 13. Commitments and Contingencies
Purchase Obligations
In the ordinary course of business, the Company issues purchase orders based on its current manufacturing needs. As of September 30, 2022, the Company had non-cancelable purchase commitments of $186.9 million, of which $115.9 million are expected to be paid within the year ending December 31, 2022.
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
During the three months ended September 30, 2022, the Company incurred $1.0 million of expenses related to the ransomware incident, and during the nine months ended September 30, 2022, the Company incurred $13.5 million of expenses related to the ransomware incident, partially offset by $11.1 million of expected insurance recoveries. Expenses include costs to investigate and remediate the ransomware incident, as well as legal and other professional services, all of which were expensed as incurred. For the three and nine months ended September 30, 2022, the Company included net expenses related to the ransomware incident in cost of revenues of $0.1 million and $0.3 million, respectively; in research and development of $0.2 million and $0.2 million, respectively; and in selling general and administrative expenses of $0.7 million and $1.9 million, respectively, in the Company’s Condensed Consolidated Statements of Operations.
Legal Proceedings
The Company is currently involved in various legal proceedings.
A class action lawsuit was filed against the Company, on June 5, 2019, in the Circuit Court of Cook County, Illinois, Chancery Division, captioned Corey Heard, individually and on behalf of all others similarly situated v. Omnicell, Inc., Case No. 2019-CH-06817 (the “Heard Action”). The complaint seeks class certification, monetary damages in the form of statutory damages for willful and/or reckless or, in the alternative, negligent violation of the Illinois Biometric Information Privacy Act (“BIPA”), and certain declaratory, injunctive, and other relief based on causes of action directed to allegations of violation of BIPA by the Company. The complaint was served on the Company on June 13, 2019. On July 31, 2019, the Company filed a motion to stay or consolidate the case with the action Yana Mazya, et al. v. Northwestern Lake Forest Hospital, et al., Case No. 2018-CH-07161, pending in the Circuit Court of Cook County, Illinois, Chancery Division (the “Mazya Action”). The Court

subsequently, on October 10, 2019, denied the motion, without prejudice, as being moot in view of the dismissal of the claims against the Company in the Mazya Action. The Company filed a motion to dismiss the complaint in the Heard Action on October 31, 2019. The hearing on the Company’s motion to dismiss was held on September 2, 2020. The Court ruled from the bench and dismissed the complaint without prejudice giving plaintiff leave to file an amended complaint by September 30, 2020. Plaintiff filed an amended complaint on September 30, 2020 and the Company subsequently filed a motion to dismiss the amended complaint on October 28, 2020, which was fully briefed, but the Court had not heard oral argument on the motion. The parties entered into a settlement agreement on January 25, 2022, (the “Settlement Agreement”). On February 1, 2022, the Court granted preliminary approval of the settlement. Following preliminary approval, plaintiff conducted discovery to identify class members and to determine the class size. Pursuant to the terms of the Settlement Agreement, and following class size discovery, the parties will participate in non-binding mediation, which is currently scheduled for November 21, 2022 to determine if the settlement will move forward. The Court has scheduled an interim status conference for November 30, 2022. Subject to final approval of the settlement, the Company intends to defend the lawsuit vigorously.
As required under ASC 450, Contingencies, the Company accrues for contingencies when it believes that a loss is probable and that it can reasonably estimate the amount of any such loss. The Company has not recorded any material accrual for contingent liabilities associated with the legal proceeding described above based on its belief that any potential material loss, while reasonably possible, is not probable. Further, any possible range of loss in this matter cannot be reasonably estimated at this time or is not deemed material. The Company believes that it has valid defenses with respect to the legal proceeding pending against it. However, litigation is inherently unpredictable, and it is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of the legal proceeding or because of the diversion of management’s attention and the creation of significant expenses.
Note 14. Income Taxes
The Company generally provides for income taxes in interim periods based on the estimated annual effective tax rate for the year, adjusting for discrete items in the quarter in which they arise. The annual effective tax rate before discrete items was 17.8% and 28.2% for the nine months ended September 30, 2022 and 2021, respectively.
The Company has executed various global operational centralization activities and legal entity rationalization in recent years. The Company did not recognize any gains or losses from such activities during the nine months ended September 30, 2022, and recognized an immaterial gain from such activities during the nine months ended September 30, 2021. The Company recognized a discrete tax benefit related to equity compensation in the amount of $6.2 million and $14.5 million for the nine months ended September 30, 2022 and 2021, respectively.
The 2022 annual effective tax rate before discrete items differed from the statutory rate of 21% primarily due to the favorable impact of the research and development credits and foreign-derived intangible income benefit (“FDII”) deduction, partially offset by unfavorable impact of state income taxes, non-deductible compensation and equity charges, and Global Intangible Low-Taxed Income tax inclusion. The 2021 annual effective tax rate before discrete items differed from the statutory rate of 21% primarily due to the unfavorable impact of state income taxes, non-deductible compensation and equity charges, and non-deductible transaction costs related to merger and acquisition activities, partially offset by the favorable impact of research and development credits and an FDII deduction.
On August 16, 2022, the Inflation Reduction Act of 2022, (the “IRA”), was signed into law. Among other things, the IRA imposes a 15% corporate alternative minimum tax for tax years beginning after December 31, 2022, levies a 1% excise tax on net stock repurchases after December 31, 2022, and provides tax incentives to promote clean energy. The Company is in the process of analyzing the potential impacts of the IRA’s provisions. However, these provisions are not currently expected to have a material impact on the Company’s results of operations or financial position.
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
As of September 30, 2022 and December 31, 2021, the Company had gross unrecognized tax benefits of $9.4 million and $9.0 million, respectively. It is the Company’s policy to classify accrued interest and penalties as part of unrecognized tax benefits, but to record them in interest and other income (expense), net in the Condensed Consolidated Statements of

Operations. As of September 30, 2022 and December 31, 2021, the amount of accrued interest and penalties was $0.4 million and $0.6 million, respectively.
The Company files income tax returns in the United States and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examinations by taxing authorities, including major jurisdictions such as the United States, Germany, Italy, Netherlands, and the United Kingdom. With few exceptions, as of September 30, 2022, the Company was no longer subject to U.S., state, and foreign tax examinations for years before 2018, 2017, and 2017, respectively.
Although the Company believes it has adequately provided for unrecognized tax benefits, the provisions on these positions may change as revised estimates are made or the underlying matters are settled or otherwise resolved. It is not possible at this time to reasonably estimate changes in the unrecognized tax benefits within the next twelve months.
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
Share-Based Compensation Expense
The following table sets forth the total share-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(In thousands)
Cost of product and service revenues	$2,203	$1,909	$6,607	$5,890
Research and development	3,054	1,998	7,912	5,429
Selling, general, and administrative	12,053	9,759	36,212	27,158
Total share-based compensation expense	$17,310	$13,666	$50,731	$38,477
Employee Stock Purchase Plan (“ESPP”)
The following assumptions were used to value shares under the ESPP for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Expected life, years	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Expected volatility, %	28.8% - 44.8%	27.4% - 46.6%	28.8% - 45.6%	27.4% - 53.5%
Risk-free interest rate, %	0.1% - 3.2%	0.1% - 1.5%	0.1% - 3.2%	0.1% - 2.6%
Dividend yield, %	—%	—%	—%	—%
For the nine months ended September 30, 2022 and 2021, employees purchased approximately 316,000 and 287,000 shares of common stock, respectively, under the ESPP at a weighted-average price of $67.63 and $62.14, respectively. As of September 30, 2022, the unrecognized compensation cost related to the shares to be purchased under the ESPP was approximately $3.9 million and is expected to be recognized over a weighted-average period of 1.5 years.

Stock Options
The following assumptions were used to value stock options granted pursuant to the Company’s 2009 Equity Incentive Plan, as amended, (the “2009 Plan”) for the nine months ended September 30, 2021. There were no stock options granted during the three and nine months ended September 30, 2022, and the three months ended September 30, 2021.

Nine Months Ended September 30,
2021
Expected life, years	4.9
Expected volatility, %	30.1%
Risk-free interest rate, %	0.6%
Estimated forfeiture rate, %	7.9%
Dividend yield, %	—%
The following table summarizes the stock option activity during the nine months ended September 30, 2022:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Years	Aggregate Intrinsic Value

	(In thousands, except per share data)
Outstanding at December 31, 2021	2,954	$67.35	6.9	$334,119
Granted	—	—
Exercised	(341)	53.24
Expired	(6)	74.37
Forfeited	(109)	85.49
Outstanding at September 30, 2022	2,498	$68.47	6.3	$53,660
Exercisable at September 30, 2022	1,792	$62.36	5.8	$47,120
Vested and expected to vest at September 30, 2022 and thereafter	2,446	$68.08	6.3	$53,202
The weighted-average fair value per share of options granted during the nine months ended September 30, 2021 was $33.89. The intrinsic value of options exercised during the three months ended September 30, 2022 and 2021 was $7.6 million and $26.0 million, respectively, and during the nine months ended September 30, 2022 and 2021 was $23.1 million and $56.8 million, respectively.
As of September 30, 2022, total unrecognized compensation cost related to unvested stock options was $20.1 million, which is expected to be recognized over a weighted-average vesting period of 1.6 years.
Restricted Stock Units (“RSUs”)
The following table summarizes the RSU activity under the 2009 Plan during the nine months ended September 30, 2022:

	Number of Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Years	Aggregate Intrinsic Value

	(In thousands, except per share data)
Outstanding at December 31, 2021	763	$119.93	1.6	$137,696
Granted (Awarded)	663	117.63
Vested (Released)	(197)	107.82
Forfeited	(90)	124.71
Outstanding and unvested at September 30, 2022	1,139	$120.30	1.7	$99,156
As of September 30, 2022, total unrecognized compensation cost related to RSUs was $111.1 million, which is expected to be recognized over the remaining weighted-average vesting period of 3.2 years.

Restricted Stock Awards (“RSAs”)
The following table summarizes the RSA activity under the 2009 Plan during the nine months ended September 30, 2022:

	Number of Shares	Weighted-Average Grant Date Fair Value

	(In thousands, except per share data)
Outstanding at December 31, 2021	11	$137.36
Granted (Awarded)	13	109.39
Vested (Released)	(11)	137.36
Outstanding and unvested at September 30, 2022	13	$109.39
As of September 30, 2022, total unrecognized compensation cost related to RSAs was $0.8 million, which is expected to be recognized over the remaining weighted-average vesting period of 0.6 years.
Performance-Based Stock Unit Awards (“PSUs”)
The following table summarizes the PSU activity under the 2009 Plan during the nine months ended September 30, 2022:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Unit

	(In thousands, except per share data)
Outstanding at December 31, 2021	144	$118.71
Granted	78	155.27
Additional granted based on performance achievement	51	156.79
Vested	(87)	119.09
Forfeited	(14)	145.80
Outstanding and unvested at September 30, 2022	172	$144.30
As of September 30, 2022, total unrecognized compensation cost related to PSUs was approximately $8.8 million, which is expected to be recognized over the remaining weighted-average vesting period of 1.2 years.
Summary of Shares Reserved for Future Issuance under Equity Incentive Plans
The Company had the following ordinary shares reserved for future issuance under its equity incentive plans as of September 30, 2022:

Number of Shares

(In thousands)
Share options outstanding	2,498
Non-vested restricted stock awards	1,324
Shares authorized for future issuance	1,433
ESPP shares available for future issuance	603
Total shares reserved for future issuance	5,858
Stock Repurchase Programs
On August 2, 2016, the Company’s Board of Directors (the “Board”) authorized a stock repurchase program providing for the repurchase of up to $50.0 million of the Company’s common stock (the “2016 Repurchase Program”). The 2016 Repurchase Program is in addition to the stock repurchase program approved by the Board on November 4, 2014 providing for the repurchase of up to $50.0 million of the Company’s common stock (the “2014 Repurchase Program”). During the first quarter of 2022, the 2014 Repurchase Program was completed, and as of September 30, 2022, the maximum dollar value of shares that may yet be purchased under the 2016 Repurchase Program was $2.7 million. The 2016 Repurchase Program does not obligate the Company to repurchase any specific number of shares, and the Company may terminate or suspend the 2016 Repurchase Program at any time.
During the nine months ended September 30, 2022, the Company repurchased approximately 389,300 shares of its common stock under the repurchase programs at an average price of $134.11 per share for an aggregate purchase price of approximately $52.2 million. During the three months ended September 30, 2022 and three and nine months ended September 30, 2021, the Company did not repurchase any of its outstanding common stock under the repurchase programs.
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
During the first quarter of 2022, the Company initiated certain domestic and international restructuring initiatives, in order to enhance and streamline certain engineering functions for its domestic operations, and to realign its international sales organization to better serve its customers in various international markets. During the third quarter of 2022, the Company initiated restructuring initiatives associated with the integration and functionalization of certain acquisitions, primarily the 340B Link business acquisition, to further accelerate the expansion of the Company’s pharmacy inventory management capabilities. During the three and nine months ended September 30, 2022, the restructuring plans incurred $1.8 million and $5.3 million, respectively, of employee severance costs and related expenses. As of September 30, 2022, the unpaid balance related to these restructuring plans was $2.2 million.
The following table summarizes the total restructuring expense recognized in the Company’s Condensed Consolidated Statements of Operations for the three months ended September 30, 2022 and the nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2022	2022	2021

	(In thousands)
Cost of product and service revenues	$444	$600	$389
Research and development	272	1,866	105
Selling, general, and administrative	1,078	2,855	1,526
Total restructuring expense	$1,794	$5,321	$2,020
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
Facilities worldwide use our automation and analytics solutions to increase operational efficiency, reduce medication errors, deliver actionable intelligence, and improve patient safety. Institutional and retail pharmacies across North America, the United Kingdom, Germany, and Australia leverage our innovative medication adherence and population health solutions to improve patient engagement and adherence to prescriptions, helping to reduce costly hospital readmissions. We sell our product and consumable solutions together with related service offerings. Revenues generated in the United States represented 91% and 92% of our total revenues for the three months ended September 30, 2022 and 2021, respectively, and 90% of our total revenues for both the nine months ended September 30, 2022 and 2021.
Over the past several years, our business has expanded from a single-point solution to a platform of products and services that we believe will help to further advance the industry vision of the Autonomous Pharmacy. This expansion has resulted in larger deal sizes across multiple products, services, and implementations for customers and, we believe, more comprehensive, valuable, and enduring relationships.
We utilize product bookings as an indicator of the success of our business. Product bookings generally consist of firm orders other than for technical services and other less significant items, as evidenced generally by a non-cancelable contract and purchase order for equipment, software products, and Advanced Services, and by a purchase order or through our Omnicell Storefront online ordering platform for consumables. A significant portion of our connected devices and software license product bookings are installable within twelve months of booking, and are recorded as revenue upon customer acceptance of the installation or receipt of goods. Revenues from software-as-a-service (“SaaS”), subscription software, and technology-enabled services product bookings are recorded over the contractual term.
In addition to product solution sales, we provide a range of services to our customers. We provide installation planning and consulting as part of most product sales, which is generally included in the initial price of the solution. We also provide Advanced Services such as Omnicell One, EnlivenHealth, 340B solutions, Specialty Pharmacy Services, Central Pharmacy Dispensing Services, and Central Pharmacy Compounding Services. To help assure the maximum availability of our systems, our customers typically purchase maintenance and support contracts in increments of one to five years. As a result of the growth of our installed base of customers and expanded service offerings, our service revenues have also grown.
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

Our full-time employee headcount was approximately 4,160 and 3,800 on September 30, 2022 and December 31, 2021, respectively.
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
•Central Pharmacy. This market represents the beginning of the medication management process in acute care settings, and, we believe, the next big automation opportunity to replace high volumes of manual and repetitive processes that are common in pharmacies today. Manual processes are prone to significant errors, and products such as IVX Workflow, our IV Sterile Compounding Service (including IV robotics), and our Central Pharmacy Dispensing Service (including the XR2 Automated Central Pharmacy System), automate these manual processes and are designed to reduce the risk of error for our healthcare partners. Because automation adoption in the Central Pharmacy is still nascent, we believe that the adoption of solutions will be accelerated by bundling those solutions with technology-enabled services that are designed to deliver specific outcomes and leverage intelligence across the enterprise for more actionable insights, and are expected to reduce administrative burden, allowing clinicians to operate at the top of their license. We think that these bundled solutions are becoming more critical than ever as health systems continue to face increasing labor shortages and supply chain disruptions. Additionally, we believe new products, innovations and our expertise in the Central Pharmacy market create opportunities to replace prior generation Central Pharmacy robotics, especially when combining those robotics with carousels and technology-enabled services to increase the percentage of medication managed through the intelligent infrastructure.
•Specialty Pharmacy and 340B Program. We believe that health systems will invest in more revenue generating activities that improve patient outcomes, and pharmacy will be at the center with specialty pharmacies and the 340B Drug Pricing Program.
Studies have shown that specialty medications represent over 50% of the country’s total spending on retail, mail-order, and provider-administered drugs. Used for treatment of complex conditions, these medications often require intensive patient management and specialized workflows for dispensing and care coordination. Specialty pharmacies serve as the connection between patients, prescribing physicians, and payors to ensure streamlined access and adherence to these specialty drugs, helping to maintain continuity of care throughout the process, and are expected to improve margin and profitability for the health system. Specialty Pharmacy Services is a turnkey offering with dedicated services to set up, operate, and optimize a specialty pharmacy program, and is designed to help health systems launch and/or optimize a fully managed, hospital-owned specialty pharmacy. Our Specialty

Pharmacy Services solution is intended to deliver: (i) improved access to specialty medications to enhance care and support patient outcomes; (ii) financial outcomes for customers through a ‘value-based’ service model that is expected to drive financial results and (iii) a single vendor that provides the technology, services, and broad expertise to support medication management needs from hospital to home.
The 340B market is targeted to covered entities participating in Section 340B of the Public Health Services Act. The Public Health Services Act requires pharmaceutical manufacturers participating in Medicaid to sell outpatient drugs at discounted prices to healthcare organizations that care for many uninsured and low-income patients and creates a complex compliance environment. According to the Health Resources and Services Administration, which is responsible for administering the 340B program, enrolled hospitals and other covered entities can achieve an average savings of 25% to 50% in pharmaceutical purchases. Due to the complexities of adhering to the administrative process of the 340B program, as well as potential drug manufacturer actions further complicating the 340B program landscape, we believe that there are significant opportunities for health systems to improve participation benefits and maximize program savings through our 340B technology-enabled services.
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
Ransomware Incident
On May 4, 2022, we determined that certain of our information technology systems were affected by ransomware impacting certain internal systems. Upon detecting the security event, we took immediate steps designed to contain the incident and implement our business continuity plans to restore and support continued operations. We have contained the incident and restored substantially all of our critical information technology systems. As a result of the ransomware incident, invoicing was delayed, which impacted the timing of cash collections and free cash flow in the second quarter of 2022. In addition, total revenues were slightly below expectations for the second quarter of 2022 as customer implementations were delayed due to the ransomware incident. During the third quarter of 2022, we continued to experience implementation delays as we recovered from the impacts of the ransomware incident. As of the end of the third quarter of 2022, a majority of the delayed implementations from the second quarter of 2022 have been implemented or are expected to be implemented in the fourth quarter of 2022. Furthermore, as of the end of the third quarter of 2022, any delayed or impacted processes have returned to normal operations. We do not believe the security event will have a material adverse effect on our business, results of operations, or financial condition.
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
On December 29, 2021, we completed the acquisition of ReCept pursuant to the terms and conditions of the Agreement and Plan of Merger, dated December 1, 2021, by and among Omnicell, Inc., ReCept Holdings, Inc., Redfish Acquisition Corp, and the representative of the securityholders for a base purchase price of $100.0 million, prior to customary adjustments for closing cash, net working capital, and assumed indebtedness. The addition of ReCept’s specialty pharmacy management services, now a part of the Company’s Specialty Pharmacy Services, for health systems, provider groups, and federally qualified health centers expands Omnicell’s Advanced Services portfolio in an effort to address the growing and complex specialty pharmacy market. The results of the operations of ReCept have been included in our consolidated results of operations beginning December 29, 2021.
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
•Business combinations;
•Convertible senior notes;
•Share-based compensation; and
•Accounting for income taxes.
There were no material changes in the matters for which we make critical accounting estimates in the preparation of our Condensed Consolidated Financial Statements during the nine months ended September 30, 2022 as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2021, except as discussed in “Recently Adopted Authoritative Guidance” in Note 1, Organization and Summary of Significant Accounting Policies, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
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
RESULTS OF OPERATIONS
Total Revenues

	Three Months Ended September 30,
			Change in
	2022	2021	$	%

	(Dollars in thousands)
Product revenues	$246,565	$213,970	$32,595	15%
Percentage of total revenues	71%	72%
Services and other revenues	101,494	82,432	19,062	23%
Percentage of total revenues	29%	28%
Total revenues	$348,059	$296,402	$51,657	17%
Product revenues represented 71% and 72% of total revenues for the three months ended September 30, 2022 and 2021, respectively. Product revenues increased by $32.6 million, due to increased customer demand, primarily within our automated dispensing systems business, and increased revenues from our XR2 Automated Central Pharmacy Systems.
Services and other revenues represented 29% and 28% of total revenues for the three months ended September 30, 2022 and 2021, respectively. Services and other revenues include revenues from technical services; SaaS, subscription software, and technology-enabled services; and other services. Services and other revenues increased by $19.1 million, primarily due to incremental revenues from our recent acquisitions of FDS Amplicare, ReCept, and MarkeTouch Media, as well as continued growth in our installed customer base and our expanded portfolio of services and solutions. The increase was partially offset by a decrease in revenues from 340B solutions primarily due to impacts from decreasing provider utilization of the 340B program as a result of recent drug manufacturer actions.
Our international sales represented 9% and 8% of total revenues for the three months ended September 30, 2022 and 2021, respectively, and are expected to be affected by foreign currency exchange rate fluctuations. We are unable to predict the extent to which revenues in future periods will be impacted by changes in foreign currency exchange rates.

	Nine Months Ended September 30,
			Change in
	2022	2021	$	%

	(Dollars in thousands)
Product revenues	$706,246	$589,006	$117,240	20%
Percentage of total revenues	71%	72%
Services and other revenues	292,027	231,978	60,049	26%
Percentage of total revenues	29%	28%
Total revenues	$998,273	$820,984	$177,289	22%
Product revenues represented 71% and 72% of total revenues for the nine months ended September 30, 2022 and 2021, respectively. Product revenues increased by $117.2 million, due to increased customer demand, primarily within our automated dispensing systems business, as well as increased revenues from our IV solutions and XR2 Automated Central Pharmacy Systems.
Services and other revenues represented 29% and 28% of total revenues for the nine months ended September 30, 2022 and 2021, respectively. Services and other revenues include revenues from technical services; SaaS, subscription software, and technology-enabled services; and other services. Services and other revenues increased by $60.0 million, primarily due to incremental revenues from our recent acquisitions of FDS Amplicare, ReCept, and MarkeTouch Media, as well as continued growth in our installed customer base and our expanded portfolio of services and solutions. The increase was partially offset by a decrease in revenues from 340B solutions primarily due to impacts from decreasing provider utilization of the 340B program as a result of recent drug manufacturer actions.
Our international sales represented 10% of total revenues for both the nine months ended September 30, 2022 and 2021, and are expected to be affected by foreign currency exchange rate fluctuations. We are unable to predict the extent to which revenues in future periods will be impacted by changes in foreign currency exchange rates.
Our ability to continue to grow revenues is dependent on our ability to continue to obtain orders from customers, which may be dependent upon customers’ capital equipment budgets and/or capital equipment approval cycles, our ability to produce quality products and consumables to fulfill customer demand, the volume of installations we are able to complete, our ability to meet customer needs by providing a quality installation experience, our ability to develop new or enhance existing solutions, and our flexibility in workforce allocations among customers to complete installations on a timely basis. The timing of our product revenues for equipment is primarily dependent on when our customers’ schedules and/or staffing levels allow for installations.
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

	Three Months Ended September 30,
			Change in
	2022	2021	$	%

	(Dollars in thousands)
Cost of revenues:
Cost of product revenues	$134,023	$110,743	$23,280	21%
As a percentage of related revenues	54%	52%
Cost of services and other revenues	54,941	38,880	16,061	41%
As a percentage of related revenues	54%	47%
Total cost of revenues	$188,964	$149,623	$39,341	26%
As a percentage of total revenues	54%	50%

Gross profit	$159,095	$146,779	$12,316	8%
Gross margin	46%	50%
Cost of revenues for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 increased by $39.3 million, of which $23.3 million was attributed to the increase in cost of product revenues and $16.1 million was attributed to the increase in cost of services and other revenues.
The increase in cost of product revenues was primarily driven by the increase in product revenues of $32.6 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase was also driven by inventory-related costs due to inflationary impacts, as well as higher employee-related and travel expenses due to increased headcount. This increase was partially offset by the benefits associated with economies of scale due to higher volumes during the three months ended September 30, 2022 compared to the three months ended September 30, 2021.
The increase in cost of services and other revenues was primarily driven by the increase in services and other revenues of $19.1 million, including incremental revenues from our recent acquisitions, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The cost of service and other revenues grew at a faster pace than our service and other revenues primarily due to additional investments in our service business to support new service solutions, the impact of lower 340B solutions revenues, and the mix of service revenues recognized in the quarter.
The overall decrease in gross margin primarily relates to additional investments in our business, including our service solutions, the impact of lower 340B solutions revenues, and the mix of service revenues recognized in the quarter, as well as inflationary impacts on inventory-related costs and higher employee-related and travel expenses. The decrease is partially offset by higher revenues for the three months ended September 30, 2022 due to increased customer demand as well as benefits associated with economies of scale due to higher volumes. Our gross profit for the three months ended September 30, 2022 was $159.1 million, as compared to $146.8 million for the three months ended September 30, 2021.

	Nine Months Ended September 30,
			Change in
	2022	2021	$	%

	(Dollars in thousands)
Cost of revenues:
Cost of product revenues	$374,175	$303,597	$70,578	23%
As a percentage of related revenues	53%	52%
Cost of services and other revenues	156,864	112,027	44,837	40%
As a percentage of related revenues	54%	48%
Total cost of revenues	$531,039	$415,624	$115,415	28%
As a percentage of total revenues	53%	51%

Gross profit	$467,234	$405,360	$61,874	15%
Gross margin	47%	49%

Cost of revenues for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 increased by $115.4 million, of which $70.6 million was attributed to the increase in cost of product revenues and $44.8 million was attributed to the increase in cost of services and other revenues.
The increase in cost of product revenues was primarily driven by the increase in product revenues of $117.2 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was also driven by increased inventory-related costs due to inflationary impacts, as well as higher employee-related and travel expenses due to increased headcount. This increase was partially offset by the benefits associated with economies of scale due to higher volumes during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.
The increase in cost of services and other revenues was primarily driven by the increase in services and other revenues of $60.0 million, including incremental revenues from our recent acquisitions, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The cost of service and other revenues grew at a faster pace than our service and other revenues primarily due to additional investments in our service business to support new service solutions, the impact of lower 340B solutions revenues, and the mix of service revenues recognized in the nine months ended September 30, 2022.
The overall decrease in gross margin primarily relates to additional investments in our business, including our service solutions, the impact of lower 340B solutions revenues, and the mix of service revenues recognized in the quarter, as well as inflationary impacts on inventory-related costs and higher employee-related and travel expenses. The decrease is partially offset by higher revenues for the nine months ended September 30, 2022 due to increased customer demand as well as benefits associated with economies of scale due to higher volumes. Our gross profit for the nine months ended September 30, 2022 was $467.2 million, as compared to $405.4 million for the nine months ended September 30, 2021.
Operating Expenses and Interest and Other Income (Expense), Net

	Three Months Ended September 30,
			Change in
	2022	2021	$	%

	(Dollars in thousands)
Operating expenses:
Research and development	$25,171	$19,477	$5,694	29%
As a percentage of total revenues	7%	7%
Selling, general, and administrative	115,459	97,910	17,549	18%
As a percentage of total revenues	33%	33%
Total operating expenses	$140,630	$117,387	$23,243	20%
As a percentage of total revenues	40%	40%

Interest and other income (expense), net	$(1,148)	$(6,065)	$4,917	(81)%
Research and Development. Research and development expenses increased by $5.7 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase was primarily attributed to an increase in employee-related expenses of approximately $4.0 million due to increased headcount to support the continued development of our intelligent infrastructure and incremental headcount from recent acquisitions.
Selling, General, and Administrative. Selling, general, and administrative expenses increased by $17.5 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase was primarily due to an increase of approximately $8.3 million in employee-related expenses primarily related to increased headcount, including the incremental headcount from recent acquisitions, as well as an increase of $1.1 million of employee-related expenses related to restructuring initiatives. The increase was also driven by an increase in shipping and handling costs of $2.5 million, an increase in intangible asset amortization expense of $2.0 million, an increase in spending on travel and meetings of $1.4 million, an increase in spending on software of $1.4 million, and increases in other operating expenses. The increase was partially offset by a decrease of $4.6 million in acquisition-related expenses.
Interest and Other Income (Expense), Net. Interest and other income (expense), net changed by $4.9 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily driven by a $3.9 million decrease in other expenses and a $1.0 million increase in other income. The decrease in other expenses during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 is primarily due to the adoption of ASU 2020-06, effective January 1, 2022, which eliminated the imputed interest expense recognized on our convertible senior notes (refer to Note 1, Organization and Summary of Significant Accounting Policies, for additional information), partially offset by unfavorable foreign currency fluctuations during the three months ended September 30, 2022. The increase in other income during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 is primarily due to higher interest income received due to higher interest rates.

	Nine Months Ended September 30,
			Change in
	2022	2021	$	%

	(Dollars in thousands)
Operating expenses:
Research and development	$76,556	$53,770	$22,786	42%
As a percentage of total revenues	8%	7%
Selling, general, and administrative	354,644	273,672	80,972	30%
As a percentage of total revenues	36%	33%
Total operating expenses	$431,200	$327,442	$103,758	32%
As a percentage of total revenues	43%	40%

Interest and other income (expense), net	$(2,973)	$(18,715)	$15,742	(84)%
Research and Development. Research and development expenses increased by $22.8 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was primarily attributed to an increase in employee-related expenses of approximately $17.4 million due to increased headcount to support the continued development of our intelligent infrastructure and incremental headcount from recent acquisitions, as well as an increase of $1.8 million in employee-related expenses for restructuring initiatives.
Selling, General, and Administrative. Selling, general, and administrative expenses increased by $81.0 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was primarily due to an increase of approximately $41.9 million in employee-related expenses primarily related to increased headcount, including the incremental headcount from recent acquisitions, as well as an increase of $1.3 million in employee-related expenses for restructuring initiatives. The increase was also driven by an increase in spending on travel and meetings of $6.8 million, an increase in intangible asset amortization expense of $6.2 million, an increase in shipping and handling costs of $4.9 million, an increase in spending on software of $3.2 million, an increase in consulting expenses of $2.2 million, and increases in other operating expenses. In addition, we incurred impairment and abandonment charges to operating lease right-of-use assets of $5.4 million and ransomware-related expenses, net of insurance recoveries, of $1.9 million during the nine months ended September 30, 2022. The increase was partially offset by a decrease of $6.5 million in acquisition-related expenses.
Interest and Other Income (Expense), Net. Interest and other income (expense), net changed by $15.7 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily driven by a $13.4 million decrease in other expenses and a $2.3 million increase in other income. The decrease in other expenses during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 is primarily due to the adoption of ASU 2020-06, effective January 1, 2022, which eliminated the imputed interest expense recognized on our convertible senior notes (refer to Note 1, Organization and Summary of Significant Accounting Policies, for additional information). The increase in other income during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 is primarily attributable to benefits from certain arrangements outside of our normal course of business, as well as higher interest income received due to higher interest rates.

Provision for (Benefit from) Income Taxes

	Three Months Ended September 30,
			Change in
	2022	2021	$	%

	(Dollars in thousands)
Provision for (benefit from) income taxes	$543	$(5,990)	$6,533	(109)%

	Nine Months Ended September 30,
			Change in
	2022	2021	$	%

	(Dollars in thousands)
Provision for (benefit from) income taxes	$(995)	$(4,665)	$3,670	(79)%
Our annual effective tax rate before discrete items was 17.8% and 28.2% for the nine months ended September 30, 2022 and 2021, respectively. The decrease in the estimated annual effective tax rate for the nine months ended September 30, 2022 compared to the same period in 2021 was primarily due to a decrease in non-deductible expenses, and an increase in research and development credits and FDII benefit.
Benefit from income taxes for the nine months ended September 30, 2022 included net discrete income tax benefit of $6.9 million, primarily due to a $6.2 million tax benefit from equity compensation.
Benefit from income taxes for the nine months ended September 30, 2021 included net discrete income tax benefit of $21.4 million, primarily due to a $14.5 million tax benefit from equity compensation.
Effective January 1, 2022, the Tax Cuts and Jobs Act of 2017 eliminated the ability to deduct research and development expenditures and required those expenditures to be amortized. While this change has not materially impacted our effective tax rate, the provision may impact our cash flows and increase the amount of cash taxes we pay.
Refer to Note 14, Income Taxes, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information.
LIQUIDITY AND CAPITAL RESOURCES
We had cash and cash equivalents of $266.4 million at September 30, 2022 compared to $349.1 million at December 31, 2021. All of our cash and cash equivalents are invested in bank accounts and money market funds held in sweep and asset management accounts with major financial institutions.
Our cash position and working capital at September 30, 2022 and December 31, 2021 were as follows:

	September 30, 2022	December 31, 2021

	(In thousands)
Cash and cash equivalents	$266,402	$349,051
Working capital (deficit) (1)	$472,451	$(95,456)
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
Our ratio of current assets to current liabilities was 2.3:1 and 0.9:1 at September 30, 2022 and December 31, 2021, respectively.
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
As of September 30, 2022, there was no outstanding balance for the Revolving Credit Facility and we were in compliance with all covenants. Refer to Note 9, Debt and Credit Agreement, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information. We expect to use future loans under the Revolving Credit Facility, if any, for working capital, potential acquisitions, and other general corporate purposes.
Uses of Cash
Our future uses of cash are expected to be primarily for working capital, capital expenditures, and other contractual obligations. We also expect a continued use of cash for potential acquisitions and acquisition-related activities, as well as repurchases of our common stock.
The 2016 Repurchase Program has a total of $2.7 million remaining for future repurchases as of September 30, 2022, which may result in additional use of cash. During the first quarter of 2022, the 2014 Repurchase Program was completed. During the nine months ended September 30, 2022, we repurchased approximately 389,300 shares of our common stock under our repurchase programs at an average price of $134.11 per share for an aggregate purchase price of approximately $52.2 million. Refer to “Stock Repurchase Programs” under Note 15, Employee Benefits and Share-Based Compensation, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information.
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
Cash Flows
The following table summarizes, for the periods indicated, selected items in our Condensed Consolidated Statements of Cash Flows:

	Nine Months Ended September 30,
	2022	2021

	(In thousands)
Net cash provided by (used in):
Operating activities	$(4,372)	$172,177
Investing activities	(41,417)	(220,113)
Financing activities	(24,515)	40,697
Effect of exchange rate changes on cash and cash equivalents	(1,425)	(492)
Net decrease in cash, cash equivalents, and restricted cash	$(71,729)	$(7,731)
Operating Activities
We expect cash from our operating activities to fluctuate in future periods as a result of a number of factors, including the timing of our billings and collections, our operating results, and the timing of other liability payments.

Net cash used in operating activities was $4.4 million for the nine months ended September 30, 2022, primarily consisting of net income of $34.1 million adjusted for non-cash items of $117.1 million, offset by changes in assets and liabilities of $155.6 million. The non-cash items primarily consisted of depreciation and amortization expense of $64.8 million, share-based compensation expense of $50.7 million, amortization of operating lease right-of-use assets of $9.7 million, impairment and abandonment of operating lease right-of-use assets of $5.4 million, amortization of debt issuance costs of $3.1 million, and a change in deferred income taxes of $17.1 million. Changes in assets and liabilities include cash outflows from (i) an increase in accounts receivable and unbilled receivables of $116.9 million primarily due to an increase in billings driven by overall business growth and the timing of shipments and collections, (ii) an increase in inventories of $32.3 million primarily to support forecasted sales, including advanced purchases of certain components, such as semiconductors, as well as higher costs of inventory and timing of shipments, (iii) a decrease in accrued compensation of $27.9 million primarily due to a decrease in accrued commissions and bonuses, as well as timing of payroll and ESPP purchases, (iv) an increase in investment in sales-type leases of $17.3 million primarily due to the increase in sales-type lease revenues associated with certain Advanced Services products, (v) a decrease in operating lease liabilities of $11.0 million, and (vi) an increase in prepaid expenses of $2.6 million. These cash outflows were partially offset by (i) an increase in deferred revenues of $17.7 million primarily due to an increase in billings driven by the timing of shipments in order to meet customers' implementation schedules and recognition of revenues for products requiring installation, (ii) an increase in accrued liabilities of $11.7 million primarily due to an increase in taxes payable, (iii) a decrease in prepaid commissions of $8.8 million, (iv) a decrease in other current assets, net of funds held for customers, of $6.7 million primarily due to a decrease in prepaid income taxes, (v) a decrease in other long-term assets of $4.2 million, (vi) an increase in accounts payable of $2.0 million, and (vii) an increase in other long-term liabilities of $1.4 million.
Net cash provided by operating activities was $172.2 million for the nine months ended September 30, 2021, primarily consisting of net income of $63.9 million adjusted for non-cash items of $119.2 million, offset by changes in assets and liabilities of $10.9 million. The non-cash items primarily consisted of depreciation and amortization expense of $53.1 million, share-based compensation expense of $38.5 million, amortization of discount on convertible senior notes of $13.9 million, amortization of operating lease right-of-use assets of $8.8 million, amortization of debt issuance costs of $2.6 million, and a change in deferred income taxes of $2.0 million. Changes in assets and liabilities include cash outflows from (i) an increase in accounts receivable and unbilled receivables of $39.6 million primarily due to an increase in billings driven by overall business growth and the timing of shipments as well as collections, (ii) a decrease in accrued compensation of $12.0 million primarily due to a decrease in accrued commissions and bonuses, (iii) an increase in inventories of $10.1 million to support forecasted sales, including advanced purchases of certain components, and as well as higher costs of inventory, (iv) a decrease in operating lease liabilities of $9.4 million, (v) a decrease in other long-term liabilities of $9.2 million primarily due to a $6.2 million release of a certain net unrecognized tax benefit as a result of effective settlement with the tax authorities, (vi) an increase in prepaid expenses of $8.2 million primarily as a result of timing of certain insurance policies and other subscription obligations, (vii) an increase in other current assets of $1.1 million, and (viii) an increase in prepaid commissions of $1.0 million. These cash outflows were partially offset by (i) an increase in accounts payable of $33.1 million primarily due to an overall increase in spending, as well as timing of payments, (ii) an increase in deferred revenues of $21.2 million primarily due to an increase in billings driven by the timing of shipments in order to meet customers’ implementation schedules and recognition of revenues for products requiring installation, (iii) an increase in accrued liabilities of $20.1 million primarily due to an increase in rebates and lease buyout liabilities, (iv) a decrease in investment in sales-type leases of $2.7 million, and (vi) a decrease in other long-term assets of $2.6 million.
Investing Activities
Net cash used in investing activities was $41.4 million for the nine months ended September 30, 2022, which consisted of $3.4 million consideration paid for the acquisition of Hub and Spoke Innovations, net of cash acquired, capital expenditures of $33.9 million for property and equipment, and $9.6 million for costs of software development for external use, partially offset by purchase price adjustments from business acquisitions of $5.5 million.
Net cash used in investing activities was $220.1 million for the nine months ended September 30, 2021, which consisted of $178.1 million consideration paid for the acquisition of FDS Amplicare, net of cash acquired, capital expenditures of $17.9 million for property and equipment, and $24.1 million for costs of software development for external use.
Financing Activities
Net cash used in financing activities was $24.5 million for the nine months ended September 30, 2022, primarily due to $52.2 million for repurchases of our stock, and $11.4 million in employees’ taxes paid related to restricted stock unit vesting, partially offset by $39.5 million in proceeds from employee stock option exercises and ESPP purchases.

Net cash provided by financing activities was $40.7 million for the nine months ended September 30, 2021, primarily due to $53.9 million in proceeds from employee stock option exercises and ESPP purchases, partially offset by $10.2 million in employees’ taxes paid related to restricted stock unit vesting, and a net decrease in the customer funds balances of $3.1 million.
Contractual Obligations
There have been no significant changes during the nine months ended September 30, 2022 to the contractual obligations disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” set forth in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2021.
Contractual obligations as of September 30, 2022 were as follows:

	Payments Due By Period
	Total	Remainder of 2022	2023 - 2024	2025 - 2026	2027 and thereafter

	(In thousands)
Operating leases (1)	$60,688	$3,279	$25,130	$17,973	$14,306
Purchase obligations (2)	186,949	115,913	70,777	230	29
Convertible senior notes (3)	579,313	—	2,875	576,438	—
Other (4)	750	62	440	248	—
Total (5)	$827,700	$119,254	$99,222	$594,889	$14,335
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
Foreign Currency Exchange Risk
We operate in foreign countries which expose us to market risk associated with foreign currency exchange rate fluctuations between the U.S. dollar and various foreign currencies, the most significant of which are the British Pound and the Euro. In order to manage foreign currency risk, at times we may enter into foreign exchange forward contracts to mitigate risks associated with changes in spot exchange rates of mainly non-functional currency denominated assets or liabilities of our foreign subsidiaries. In general, the market risk related to these contracts is offset by corresponding gains and losses on the hedged transactions. By working only with major banks and closely monitoring current market conditions, we seek to limit the risk that counterparties to these contracts may be unable to perform. We do not enter into derivative contracts for trading purposes. As of September 30, 2022, we did not have any outstanding foreign exchange forward contracts.
Interest Rate Fluctuation Risk
We are exposed to interest rate risk through our borrowing activities. As of September 30, 2022, there was no outstanding balance under the A&R Credit Agreement, and the net carrying amount under our convertible senior notes was $565.8 million. Although our convertible senior notes are based on a fixed rate, changes in interest rates could impact the fair value of such notes. As of September 30, 2022, the fair market value of our convertible senior notes was $610.1 million. Refer to Note 5, Cash and Cash Equivalents and Fair Value of Financial Instruments, and Note 10, Convertible Senior Notes, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information.
We have used, and in the future we may use, interest rate swap agreements to protect against adverse fluctuations in interest rates by reducing our exposure to variability in cash flows relating to interest payments on a portion of our outstanding debt. Our interest rate swaps, which were designated as cash flow hedges, involved the receipt of variable amounts from counterparties in exchange for us making fixed-rate payments over the life of the agreements. We do not hold or issue any derivative financial instruments for speculative trading purposes. As of September 30, 2022, we did not have any outstanding interest rate swap agreements.
There were no significant changes in our market risk exposures during the nine months ended September 30, 2022 as compared to the market risk exposures disclosed in “Quantitative and Qualitative Disclosures About Market Risk,” set forth in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 25, 2022.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended September 30, 2022.

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
Customer demand for our products is significantly linked to the strength of the economy. If decreases in demand for capital equipment caused by weak economic conditions and decreased corporate and government spending, any effects of fiscal budget balancing at the federal level or proposed legislative changes, deferrals or delays (including due to customer labor shortages) of capital equipment projects, longer timeframes for capital equipment purchasing decisions, or generally reduced expenditures for capital solutions occur, we will experience decreased revenues and lower revenue growth rates, and our operating results could be materially and adversely affected. Furthermore, the broader U.S. and global economy has experienced higher than expected inflationary pressures related to continued supply chain disruptions, labor shortages and geopolitical instability. We are unable to predict future changes in the state of the U.S. or global economy or whether inflationary pressures will continue to intensify or subside. If the current inflationary trends continue or fail to improve it could adversely affect our profits, margins or results of operations as a result of increasing costs.
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
The manufacture and sale of most of our current medication management solutions products and services are not directly regulated by the U.S. Food and Drug Administration (“FDA”) or the U.S. Drug Enforcement Administration (“DEA”), although such products and services are used by other persons (our customers) whose pharmacy, dispensing, and compounding activities may be subject to regulation by those agencies and by state boards of pharmacy. We have both Class I and Class II products classified as medical devices, which are subject to FDA regulation and require compliance with the FDA Quality System Regulation as well as medical device reporting, including a sterile disposable product that required FDA 510(k) review and clearance prior to market and distribution. Medical devices are also subject to various other regulatory requirements, including as applicable, premarket clearance or approval, clinical trial requirements, establishment registration and device listing, complaint handling, notification and repair, replace, refund, mandatory recalls, unique device identifier (UDI) requirements, reports of removals and corrections, post-marketing surveillance, and device tracking. Additional products and services may require us to observe U.S. Department of Health and Human Services (“HHS”) regulations for credentialing of providers (pharmacists) or be subject to DEA regulations concerning the management, storing, dispensing, and disposal of, and accounting for, controlled substances, and may be regulated in the future by the FDA, DEA, or other federal agencies due to future legislative and regulatory initiatives or reforms. In addition, certain provisions of the Federal Food, Drug and Cosmetic Act related to the handling, distribution and compounding of pharmaceuticals, govern all parts of the drug distribution chain, which our customers may be required to comply with and which may influence customer demand for our products. Direct regulation of our business and products by the FDA, DEA, or other federal agencies could substantially increase the cost to produce our products or deliver our services and increase the time required to bring those products and services to market, reduce the demand for our products and services, and reduce our revenues. In addition, our customers include healthcare providers and facilities subject to regulation by the DEA, pharmacies subject to regulation by the FDA and individual state boards of pharmacy and hospitals subject to accreditation by accrediting organizations approved by the CMS, such as the Joint Commission, and the rules, regulations, and standards of such regulators and accrediting organizations. Any failure of our customers to comply with the applicable rules, regulations, and standards could reduce demand for our products or services and harm our competitive position, results of operations, and financial condition. Given our customers, products, services, and industry relationships, we may also be subject to rules, regulations, standards, and enforcement imposed by HHS, the U.S. Department of Justice, the HHS Office of Inspector General, CMS, the Health Resources and Services Administration, and state attorney generals, among others. As such, from time to time, we may be subject to various state or federal governmental, inspections, reviews, audits and investigations to verify our compliance with governmental rules and regulations to the extent governing certain of our products and services. The costs to respond to or defend any such reviews, audits and investigations can be significant and are likely to increase in the current enforcement environment. These audits and investigations may result in other adverse consequences, particularly if the underlying conduct is found to be pervasive or systemic. These consequences may include, but are not limited to: (1) refunding or retroactively adjusting amounts that have been paid under the relevant government program or from other payers; (2) state or federal agencies imposing significant fines, penalties and other sanctions on us; (3) losing our right to participate in certain governmental programs; and (4) damaging our reputation in various markets, which could adversely affect our ability to attract customers and employees. If these were to occur, the consequences could have a material adverse effect on our business, financial position and results of operations.

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
Any changes to the 340B Drug Pricing Program, such as changes to the scope of, or requirements for participation in, the 340B Program, could negatively impact our 340B Program-related services. Current litigation brought by multiple manufacturers is challenging the Health Resources and Services Administration’s requirement to offer the 340B ceiling price on drugs dispensed at contract pharmacies. The decisions that have been issued to date have been narrowly tailored and appeals have been filed in some of the cases. While the litigation is ongoing, a number of manufacturers have restricted access to the 340B ceiling price for drugs dispensed at contract pharmacies. It is not yet clear how the litigation will resolve. If 340B ceiling prices are not required to be offered for drugs dispensed at contract pharmacies or the requirements for participation by 340B covered entities make participation in the program less beneficial, our 340B Program-related offerings may become less useful to 340B covered entities, and our 340B Program-related businesses could decline, which could materially adversely affect our business, financial condition, and results of operations. Furthermore, uncertainty around the 340B Program could lead to lower levels of participation by 340B covered entities, which could reduce demand for our 340B Program-related businesses and could adversely affect our business. In addition, Congress has considered legislative changes to the 340B Program. Any legislative changes to the 340B Program could also affect our 340B Program-related services.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
During the three months ended September 30, 2022, we did not repurchase any shares of our common stock under our repurchase program. Refer to “Stock Repurchase Programs” under Note 15, Employee Benefits and Share-Based Compensation, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

3.1	Third Amended and Restated Bylaws of Omnicell, Inc.	8-K	3.1	10/21/2022

10.1*	Letter agreement between Omnicell, Inc. and Dan S. Johnston, dated July 29, 2022	10-Q	10.2	8/9/2022

31.1+	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

31.2+	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

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

OMNICELL, INC.
Date:	November 4, 2022	By:	/s/ Peter J. Kuipers
Peter J. Kuipers, Executive Vice President & Chief Financial Officer (principal financial officer and duly authorized officer)