Form 10-K
period 2022-12-31
OMNICELL, INC.
filed 2023-03-01
CIK 926326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the registrant’s common stock, $0.001 par value, held by non-affiliates of the registrant as of June 30, 2022 was $5.0 billion (based upon the closing sales price of such stock as reported on the NASDAQ Global Select Market on such date) which excludes an aggregate of 596,288 shares of the registrant’s common stock held by officers, directors and affiliated stockholders. For purposes of determining whether a stockholder was an affiliate of the registrant at June 30, 2022, the registrant has assumed that a stockholder was an affiliate of the registrant at June 30, 2022 if such stockholder (i) beneficially owned 10% or more of the registrant’s common stock and/or (ii) was affiliated with an executive officer or director of the registrant at June 30, 2022. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.
As of February 22, 2023, there were 44,987,739 shares of the registrant’s common stock, $0.001 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the United States Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference in Part III, Items 10-14 of this Form 10-K.

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
•our expectations regarding our future sales pipeline and bookings;
•the extent and timing of future revenues, including the amounts of our current backlog;
•the size or growth of our market or market share;
•our beliefs about drivers of demand for our products, services, and solutions, opportunities in certain market categories, and continued expansion in these market categories, as well as our belief that our technology, services, and solutions within these market categories position us well to address the needs of retail, acute, post-acute, and specialty pharmacy providers;
•continued investment in the industry vision of the Autonomous Pharmacy, our beliefs about the anticipated benefits of such investments, and our expectations regarding continued growth in current and future subscription and cloud-based offerings as we execute on this vision;
•our goal of advancing our platform with the development of new products, services, or solutions or the enhancement of existing products, services, or solutions;
•growth opportunities presented by new products, services, solutions, and markets;
•our projected target revenues, operating costs, and cash flows;
•our ability to align our intelligent infrastructure development and global workforce headcount with our current business expectations;
•our goal to deliver on the industry vision of the Autonomous Pharmacy, as well as our plan to migrate our customers from an on-premise infrastructure to our cloud-based platform;
•our belief that our solutions that support the industry vision of the Autonomous Pharmacy, are strongly aligned with trends in the healthcare market, and are well-positioned to address the evolving needs of healthcare institutions;
•our expectation to continue to acquire companies, businesses, products, services, or technologies and to effectively integrate or manage these acquired companies, businesses, products, services, or technologies;
•our ability to secure adequate supplies of raw materials and components utilized in the manufacture of our products of a quality that we require, on a timely basis, and at acceptable prices;
•our containment of the impacts of the ransomware incident we experienced in May 2022, and any further impacts on the Company, including its business, operating results, cash flow, or financial condition;
•our expectations about the impact of epidemics, pandemics, or other major public health crises, such as the ongoing COVID-19 pandemic (including new variants of the virus) and associated efforts to contain the spread of the pandemic on our workforce and operations as well as those of our customers and suppliers, and the anticipated continuing effects of the COVID-19 pandemic and associated containment measures on our business, operating results, cash flow, or financial condition;
•our expected future uses of cash and the sufficiency of our sources of funding; and
•our ability to generate cash from operations and our estimates regarding the sufficiency of our cash resources.
In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “goals,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “target,” “will,” “would,” and variations of these terms and similar expressions.

Forward-looking statements are based on our current expectations and assumptions, and are subject to known and unknown risks and uncertainties, many of which are beyond our control, which may cause our actual results, performance, or achievements to be materially different from those expressed or implied in the forward-looking statements. Such risks and uncertainties include those described throughout this Annual Report, including in Part I - Section 1A. “Risk Factors” and Part II - Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below. Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. Forward-looking statements should be considered in light of these risks and uncertainties. You should carefully read this Annual Report and the documents that we reference in this Annual Report and have filed as exhibits, as well as other documents we file with, or furnish to, the U.S. Securities and Exchange Commission (“SEC”) from time to time, with the understanding that our actual future results may be materially different from what we expect. The forward-looking statements in this Annual Report represent our current estimates and assumptions and speak only as of the date of this Annual Report. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those expressed or implied in any forward-looking statements, whether as a result of changed circumstances, future events, even if new information becomes available in the future, or otherwise.
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

PART I
ITEM 1.    BUSINESS
Overview
Omnicell, a leader in transforming the pharmacy care delivery model, is committed to solving the critical challenges inherent in medication management and elevating the role of clinicians within healthcare as an essential component of care delivery. Omnicell is focused on not only helping its customers optimize medication management in each setting of care, but also placing the patient at the center and helping its customers optimize medication management across all care settings from inpatient to outpatient. We are doing so with an industry-leading medication management intelligent infrastructure to equip and empower pharmacists and pharmacies with the ability to focus on clinical care rather than administrative tasks. This intelligent infrastructure provides the critical foundation for customers to realize the industry vision of the Autonomous Pharmacy, a vision defined by pharmacy leaders for improving operational efficiencies and ultimately targeting zero-error medication management.
Business Strategy
The U.S. spent a total of $577 billion on prescription drugs that accounted for 14% of National Health Expenditures in 2021, and prescription drugs impact the vast majority of patients in virtually all settings of care. We believe there are significant challenges facing the practice of pharmacy today including, but not limited to, labor shortages, medication errors, drug shortages, medication loss due to drug diversion, significant medication waste and expiration costs, a high level of manual processes, complexity around compliance requirements, high healthcare worker turnover rates affecting tenure and expertise, hospitalizations from adverse drug events in outpatient settings, high variability in outcomes, and limited inventory visibility. Each of these challenges can translate into a major economic impact for hospitals and health systems. We believe that these significant challenges to the practice of pharmacy drive demand for increased digitization, visibility, and insights that our solutions enable, and that our solutions therefore present large opportunities.
In an effort to address these challenges and deliver solutions to help drive positive medication management outcomes, we believe a combination of technology, expertise and intelligence is needed in each care setting and across the entire continuum of care. We are focused on delivering solutions to help drive these medication management outcomes with outstanding customer experience through a mature channel in four market categories:
•Point of Care. As a market leader, we expect to continue expansion into this product market as customers increase use of our dispensing systems in more areas within their hospitals. Should labor shortages continue to challenge the delivery of healthcare services, we believe that deploying solutions and workflows that are intended to save nursing time is essential. We are more than halfway through the replacement, upgrade, and expansion cycle of older models of automated dispensing systems with our XT Series within our customer base, which we believe remains a significant market opportunity. We have been successful in market expansion through competitive conversions and we expect this success to continue. We also believe there is an opportunity for us to expand the offering and define a new standard for dispensing systems in perioperative settings. We believe our current solutions within the Point of Care market and new innovation and services will continue to help customers drive improved outcomes.
•Central Pharmacy and IV Compounding. This market represents the beginning of the medication management process in acute care settings, and, we believe, it is a significant automation opportunity for high volumes of manual, repetitive, and error-prone processes that are often common in pharmacies today. Manual medication dispensing processes are usually labor intensive, error-prone, and may lead to excess medication waste and expirations for our healthcare partners. Automating the central pharmacy dispensing process should enable customers to reallocate pharmacy labor, enhance dispensing accuracy and patient safety, and reduce medication waste and expirations. Likewise, the manual compounding of sterile IV preparations can be error-prone and create significant patient safety risks, and outsourcing sterile IV compounding could lead to increased medication costs. As a result, we believe IV automation provides a significant opportunity to enhance patient safety and reduce costs. Because adoption of our Central Pharmacy and IV automation solution is still nascent, we believe that the implementation of new solutions (as well as upgrading older technology) will be accelerated by combining technology, expertise, and intelligence into a comprehensive offering that is designed to deliver improved outcomes. We anticipate that these bundled solutions will become more critical as health systems continue to face labor shortages, increased financial pressure, and supply chain disruptions.
•Specialty Pharmacy and 340B Program. We believe that health systems will invest in more revenue-generating activities that are intended to improve patient outcomes by utilizing specialty pharmacies and the 340B Drug Pricing Program, which allow hospitals and health systems to stretch federal resources and expand patient access to healthcare by requiring manufacturers participating in Medicaid to sell outpatient drugs at discounted prices to healthcare organizations. Specialty drugs are used for treatment of complex conditions and often require intensive patient management and specialized workflows for dispensing and care coordination. Specialty medications are projected to account for 60% of U.S. total spending on medications, with total spending projected to be approximately $420 billion in 2025. Specialty pharmacies serve as the connection between patients, prescribing physicians, and payers and work to streamline access and adherence to these specialty drugs. We believe a solution that addresses start-up and managed services for health systems that is designed to optimize their specialty pharmacy programs and the related pharmaceutical aspects of patient care will help ensure continuity of care and should contribute to the revenue and profitability of those organizations. We believe that a fully optimized specialty pharmacy operation represents one of the largest economic opportunities for hospitals and health systems.
•Retail, Institutional, and Payer. We believe the Retail, Institutional, and Payer market represents a significant opportunity as healthcare evolves. A majority of all prescription drugs are distributed in the non-acute sector. The COVID-19 pandemic accelerated the shift of certain primary care from hospitals and physician offices to other, more convenient settings, such as retail pharmacies and the home (including through telehealth technologies). New technologies and updated state board regulations appear to be spurring innovation by retail pharmacies, which, combined with the move to value-based care, we believe will drive the adoption of solutions that are intended to help providers and payers engage patients in new ways that improve patient care, reduce the total cost of care, and lead to more profitable operations. Because of the complexity of relationships between payers and providers, as well as the large number of retail pharmacies, including a significant number of independent pharmacies, we believe a network of established relationships between payers, providers and pharmacies will also be important.
Products and Services
Our products and services span the evolving continuum of care, including across inpatient, outpatient, and retail settings. We provide a range of advanced automation, including robotics designed to automate work, streamline workflows, and reduce human error. Across these settings, we provide central pharmacy automation solutions for both medication dispensing and IV compounding, as well as medication and supply dispensing systems at the point of care. We also provide patient engagement solutions to help improve adherence to prescriptions. With certain automation and technology-enabled service offerings, we provide expert services designed to help optimize utilization through subscription agreements, inclusive of expert personnel to operate the equipment. Our offerings include:
Point of Care
Our point of care automation solutions are designed to improve clinician workflows in patient care areas of the healthcare system, such as nursing units, patient wards, operating rooms, and emergency departments. Automated dispensing systems are an essential part of medication management because they are designed to safeguard medications, including controlled substances, and provide automation to track inventory. We strive to continually innovate our automated dispensing systems by designing features that are intended to help our customers close gaps in safety and enable clinicians to spend less time managing medications and more time caring for patients.
Our XT Series automated dispensing systems for medications and supplies, which are used in nursing units and other clinical areas of the hospital, are designed to support workflows specific to each area of the hospital, with various software and hardware options. For the operating room, we also offer specialized automated dispensing systems. Our interoperability solutions enable integration of our automated dispensing systems with key electronic health record systems to streamline workflow and increase accuracy.
Central Pharmacy and IV Compounding
Our Central Pharmacy Dispensing Service offers a comprehensive service that is meant to help optimize medication dispensing, which combines advanced central pharmacy robotics, dispensing optimization tools, and remote and onsite experts to operate our equipment. Our Central Pharmacy Dispensing Service is designed to assist the customer in their goals of enhanced patient safety and dispensing accuracy, reduced medication waste and expirations, and optimized pharmacy labor and workflows.
Our IV Compounding Service offers a comprehensive service that is intended to help optimize IV robotic compounding operations, which combines advanced IV robotics, clinical data regarding extended dating, and remote and onsite experts to operate our IV robotic equipment. Our IV Compounding Service is designed to assist customers in their goals of enhanced patient safety, reduced medication expense from outsourcing facilities and operating room medication waste, and improved supply chain control.

Specialty Pharmacy and 340B
Our new Specialty Pharmacy Services offering includes a comprehensive set of technology, services, and expertise to provide a fully managed in-house specialty pharmacy delivered through a value-based commercial model. This solution is intended for health systems, federally qualified health centers, and provider groups to support on-site management of specialty pharmacy services, including payer contracting, staffing, assistance with licensing, 340B Drug Pricing Program administration, and to assist with obtaining preferred pricing for certain medications. This offering is designed to improve margin and profitability, while keeping the patient at the center of care and to maximize revenue opportunity and specialty script capture by filling prescriptions that are generated by the entity-owned hospital or health system. Our new Specialty Pharmacy Services offering is also intended to increase patient compliance and adherence, improve outcomes, optimize 340B Drug Pricing Program operations, and improve patient access to specialty medications.
Inventory Optimization
Our Inventory Optimization Service (formerly known as Omnicell OneTM), offers a comprehensive service that includes advanced software, robust benchmarking, predictive and prescriptive analytics, and clinical experts meant to help identify and execute on inventory optimization opportunities. Our Inventory Optimization Service is designed to provide greater medication inventory visibility as well as reduce medication waste and expirations, stockouts and shortages.
Patient Engagement
Our EnlivenHealth brand offers a portfolio of patient engagement and medication management tools designed to help improve health outcomes. EnlivenHealth patient engagement is a web-based nexus of solutions designed to comprehensively support improvement in health outcomes related to medication use. EnlivenHealth patient engagement includes clinical solutions such as CareScheduler, Medication Synchronization, Immunization and Scheduling, Targeted Patient Interventions, Medication Therapy Management, Opioid Mitigation Solution, and an omnichannel communications platform, which enables tailoring of patient contact to individual preferences. Additionally, mobile and web-based technology and patient engagement solutions strengthen the EnlivenHealth suite of industry-leading software-as-a-service (“SaaS”) based solutions. Combined with advanced analytics to stratify populations and prioritize patient interventions, we believe these solutions will support improved performance for both pharmacies and health plans, which should help them to improve their ability to provide value-based healthcare by driving health outcomes - better care, better health, and lower costs. Our EnlivenHealth brand also offers financial management, analytics, and population health solutions. As retail pharmacies continue to play an increasingly vital role in population health, the EnlivenHealth brand has added solutions to assist with vaccination programs, testing protocols, patient engagement, and Medicare health plan selection support for patients.
Medication Adherence
Our medication adherence solutions, which include our consumables and medication packaging systems, are used by retail, community, and outpatient pharmacies, as well as by institutional pharmacies serving long-term care and other sites outside the acute care hospital, and are designed to improve pharmacy operations and patient adherence to prescriptions.
Our single-dose automation solutions allow customers to fill and label a variety of patient-specific, single-dose medication blister packaging based on incoming prescriptions. Our fully automated and semi-automated filling equipment is designed specifically for institutional pharmacies with enough order volume to warrant automated packaging of medications. Our automated solutions interface with pharmacy information systems to obtain prescription information.
For multi-medication prescriptions, we offer software that guides users through the manual filling process to help streamline workflow with a goal of increased packaging accuracy. In addition, we also offer a wide range of medication blister card packaging and packaging supplies designed to enhance medication adherence in a variety of non-acute care settings.
Professional, Technical, and Customer Success Services
As the complexity of the introduction and implementation of new innovations increases for our health system customers, we also offer Professional Services, such as technology and service implementations, as well as change management services. We view our customers as partners in the pursuit of better health outcomes for patients and improved satisfaction for the clinicians who serve them. We find that every engagement is an opportunity for us to help our customers reach their clinical and business objectives while we work with our customers to accelerate the recognition of value for their initiatives.
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

As customers adopt more Omnicell solutions, our Customer Success Services provides remote and onsite experts who assist with implementation and ongoing services to assist customers in optimizing the use of our solutions.
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
Advancing Our Solutions
With 30 years of experience delivering medication management solutions, Omnicell believes a combination of technology, expertise, and connected intelligence, which we refer to as Advanced Services, will optimize medication management outcomes. Advanced Services include services such as Central Pharmacy Dispensing Service, IV Compounding Service, EnlivenHealth solutions, Specialty Pharmacy Services, 340B solutions, Inventory Optimization Service, and other software solutions. Because thousands of facilities utilize our solutions, we believe we can provide actionable insights to help customers better understand their medication usage and improve pharmacy supply chain management. We offer specialized services and analytics software designed to help healthcare facilities improve their bottom line and patient care by harnessing data from automation and other systems.
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
The healthcare industry continues to experience a significant degree of consolidation, with healthcare providers combining to create larger healthcare delivery organizations. We believe this trend has increased the market’s need for integrated medication management solutions on a single platform to help improve patient and financial outcomes for both inpatient and outpatient settings. Our portfolio of hardware, which we may refer to as connected devices; digital workflows; analytics; and experts, combined with innovation, is designed with this objective in mind.
In addition, healthcare providers and facilities are affected by significant economic pressures. Annual prescription drug expenditures in the United States were approximately $577 billion in 2021, according to the IQVIA National Sales Perspective database. Based on a 2020 report by the Health Care Cost Institute, the rise in prescription drug spending accounted for 49% of the total increase in annual spending per person from 2016 to 2020. In addition, the largest growth in spending for professional services—defined as payments to physicians and other clinical care team members for services provided in physician offices and hospitals—occurred among administered drugs, which accounted for the biggest share, at 76% of the total net cumulative increase in professional services spending from 2016 to 2020. Rising costs of labor, prescription drugs, and new medical technology all contribute to increased spending. Governmental pressures surrounding healthcare reform and compliance have led to increased scrutiny of the cost and efficiency with which healthcare providers deliver their services. These factors, combined with continuing consolidation in the healthcare industry, have increased the need for the efficient delivery of healthcare in order to control costs and elevated the strategic importance of medication management and pharmacy automation across the continuum of care.
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
Legislation and industry guidelines, such as those issued by the U.S. Food and Drug Administration (“FDA”), the U.S. Drug Enforcement Administration (“DEA”), The Joint Commission, the U.S. Pharmacopeial Convention, the Institute for Safe

Medication Practices, and state boards of pharmacy in the areas of medication management—including storage, security, and labeling—have created an environment of increased patient safety, awareness, and regulatory control. Against this backdrop, healthcare organizations, desiring to improve quality and avoid liability, are driven to prioritize investments in capital equipment, including pharmacy automation, which is a standard of care, to improve patient safety. While the overall storage and security of medications in hospitals have improved, there has been an increased focus on controlled substance management in recent years, particularly in light of the opioid crisis in the United States. According to a research report published by the Butler Center for Research in 2015, studies in the United States have shown that 10% to 15% of healthcare professionals misuse substances during their lifetime, with significantly higher levels of opioid abuse in particular. Joint Commission surveyors are seeking more documentation from hospitals demonstrating that their medication policies and procedures are adequate to prevent illicit use of controlled substances.
Medication non-adherence is widely recognized as a common and costly problem. Poor adherence results in increased hospital readmissions, deteriorated treatment outcomes, and avoidable healthcare costs. The estimated annual cost of prescription-drug related morbidity and mortality resulting from non-optimized medication therapy, including medication non-adherence, was $528 billion in 2016, according to a study published in the Annals of Pharmacotherapy in 2018. In addition, a 2017 study published in the Journal of the American Pharmacists Association found that medication issues are responsible for 26% of hospital readmissions. With approximately 74 million Americans taking five or more medications routinely (based on statistics published by the Center for Health Care Strategies and the U.S. Census Bureau in 2019), we believe pharmacists need ways to support the arduous task of maintaining patient compliance. Medication adherence can be improved through attitudinal and behavioral changes, which pharmacists can encourage and help facilitate by providing interventional support, including adherence tools such as blister cards, reminders, prescription synchronization, and patient engagement tools. We believe our EnlivenHealth portfolio has the potential to reduce hospitalizations and emergency department visits and improve patient health by increasing medication adherence.
According to the U.S. Bureau of Labor Statistics, from February 2020 to September 2021 the healthcare industry lost 524,000 workers, although healthcare added an average of 47,000 jobs per month in 2022. Nevertheless, the 2022 American College of Healthcare Executives survey of hospital CEOs found that workforce challenges were their top concern, with 90% of survey respondents mentioning shortages of nurses and 83% citing shortages of technicians. As of the summer of 2022 there were more than 203,000 open registered nurse positions nationwide, more than twice the number just before the COVID-19 pandemic in January 2020, according to staffing firm Aya Healthcare. In addition, the shortage of pharmacy technicians, who are critical to clinical care in inpatient, outpatient and retail settings, is also acute. A nationwide survey conducted in May 2021 by the National Community Pharmacists Association found that nearly 90% of the survey’s 278 independent pharmacy owner/manager respondents said they couldn’t find pharmacy technicians to staff their pharmacies at an ideal capacity. In addition, a survey conducted by the American Society of Health-System Pharmacists found that vacancy rates for pharmacy technician positions averaged from 20% to 30%, and one in ten health systems surveyed reported pharmacy technician shortages of 41% or more in 2021.
Healthcare workforce labor constraints have come at a time when hospitalizations continue to fluctuate dramatically. In addition, even apart from the impact of the COVID-19 pandemic, patient volume is projected to rebound and exceed pre-pandemic levels. A 2021 McKinsey & Co. survey of the leaders of 100 large private-sector hospitals in the United States—which was conducted several months prior to the emergence of the COVID-19 Omicron variant—concluded that on average hospitals’ inpatient admissions have returned to 2019 levels, and inpatient admissions were projected to increase by 4% in 2022 relative to 2019.
Omnicell’s intelligent infrastructure—incorporating technologies such as automation, robotics, and data intelligence—is designed to automate many labor-intensive medication management tasks. We believe this will help healthcare providers optimize the use of existing pharmacy staff, which is expected to free up clinicians’ time for higher-value, patient-engaging activities, such as medication therapy management, immunizations, point-of-care testing, and disease state management.
Government Regulation
Our global operations are affected by complex state, federal, and international laws and regulations. These laws and regulations relate to healthcare (including medical devices and pharmaceuticals), privacy, data protection and information security, compliance, import and export, trade, healthcare fraud, waste and abuse (including anti-kickback and false claims laws), environmental standards, anti-corruption, anti-bribery, labor and employment, as well as other areas of focus.
We receive, store, and process personal information and other data from our customers, employees, and service providers. Our customers also use our solutions to obtain and store personal information, including personal health information, from their patients and customers. As a result, we are subject to various laws and regulations related to privacy, data protection, and information security. In the United States, these include federal health information privacy laws (such as the Health Information Portability and Accountability Act of 1996), various state and federal security breach notification laws, consumer protection laws, and state laws addressing privacy and security. Internationally, various foreign jurisdictions in which we operate have established, or are developing, their own data privacy and security legal frameworks with which we or our customers must comply including, for example, the European Union’s General Data Protection Regulation.
The manufacture and sale of most of our current medication management solutions are not directly regulated by the FDA or the DEA, although they are used by other persons (our customers) whose pharmacy, dispensing, and compounding activities may be subject to regulation by those agencies and by state boards of pharmacy. However, we manufacture and develop specifications for products classified as Class I and Class II medical devices, which are subject to FDA regulation and require compliance with the FDA Quality System Regulation as well as medical device reporting, including a sterile disposable product that required FDA 510(k) review and clearance prior to marketing and distribution. Medical devices are also subject to various other regulatory requirements, including as applicable, premarket clearance or approval, clinical trial requirements, establishment registration and device listing, complaint handling, notification and repair, replace, refund, mandatory recalls, unique device identifier requirements, reports of removals and corrections, post-marketing surveillance, and device tracking.
We also provide services and solutions to independent and health system specialty pharmacies that may require us to observe U.S. Department of Health and Human Services regulations for credentialing of providers (pharmacists). These services and solutions may also be subject to DEA regulations concerning the management, storing, dispensing, and disposal of, and accounting for, controlled substances.
Similarly, certain provisions of the Federal Food, Drug, and Cosmetic Act (“FDCA”) govern the approval, manufacture, handling, distribution, and tracking and tracing of pharmaceuticals. The FDCA also regulates which medications may be compounded, and how certain compounded medications may be manufactured, distributed, and dispensed. Companies engaged in distributing or dispensing compounded pharmaceuticals may be subject to a number of requirements enforced by the FDA or other regulators. These requirements may include compliance with United States Pharmacopoeia (“USP”) or National Formulary standards, certificates of analysis, facility registration, and compliance with current good manufacturing practice (“cGMP”). Furthermore, our customers may also be subject to other laws, rules, or regulations that apply to dispensers and licensing and other requirements under laws governing, and regulations promulgated by, state boards of pharmacy, that apply to compounding facilities.
In the United States, even though we do not bill Medicare, Medicaid, or other government or commercial third-party payers, our relationships with pharmacies, healthcare providers, physicians, pharmaceutical manufacturers, and third-party payers can subject us to healthcare fraud and abuse regulation and enforcement by both the federal government and the states in which we conduct our business. The healthcare fraud and abuse laws and regulations that may impact our operations include but are not limited to:
•The federal Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering, or paying any remuneration (including any kickback or bribe), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order, arranging for, or recommending the purchase, lease, or order of any item or service for which payment may be made, in whole or in part, under federal healthcare programs like Medicare or Medicaid. A person or entity can be found guilty of violating the statute without actual knowledge of the statute or specific intent to violate it. A conviction for violation of the federal Anti-Kickback Statute can result in criminal fines and/or imprisonment and requires mandatory exclusion from participation in federal healthcare programs. Exclusion from the federal healthcare programs may also be imposed if the government determines that an entity has committed acts that are prohibited by the federal Anti-Kickback Statute. Although there are a number of statutory exceptions and regulatory safe harbors to the federal Anti-Kickback Statute protecting certain common business arrangements and activities from prosecution or regulatory sanctions, the exceptions and safe harbors are drawn narrowly, and practices that involve remuneration to those who prescribe, purchase, or recommend pharmaceutical and biological products, may be subject to scrutiny if they do not fit squarely within an exception or safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability.
•The federal civil and criminal false claims laws, including the civil False Claims Act (“FCA”), which prohibits, among other things: (i) knowingly presenting, or causing to be presented, claims for payment of government funds that are false or fraudulent; (ii) knowingly making, or using or causing to be made or used, a false record or statement material to a false or fraudulent claim; (iii) knowingly making, using or causing to made or used a false record or statement material to an obligation to pay money to the government; or (iv) knowingly concealing or knowingly and improperly avoiding, decreasing, or concealing an obligation to pay money to the federal government. Private individuals, commonly known as “whistleblowers,” can bring FCA qui tam actions, on behalf of the government and may share in amounts paid by the entity to the government in recovery or settlement. In addition, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA. Moreover, entities can be held liable under the FCA even when they do not submit claims directly to government payers if they are deemed to “cause” the submission of false or fraudulent claims. FCA liability is potentially significant in the healthcare industry because the statute provides for treble damages and significant mandatory penalties per false or fraudulent claim or statement for violations. Such per-claim penalties are currently set at $13,508 to $27,018 per false claim or statement for penalties assessed after January 30, 2023, with respect to violations occurring after November 2, 2015. Criminal penalties, including imprisonment and criminal fines, are also possible for making or presenting a false, fictitious or fraudulent claim to the federal government.
•The federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which, among other things, prohibits knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payers, and prohibits (i) knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false, fictitious, or fraudulent statement or representation and (ii) making or using any false writing or document knowing the same to contain any materially false, fictitious, or fraudulent statement or entry in connection with the delivery of or payment for healthcare benefits, items, or services. Similar to the federal Anti-Kickback Statute, a person or entity can be found guilty of violating the HIPAA fraud provisions without actual knowledge of the statute or specific intent to violate it.
•The Federal Civil Monetary Penalties Law, which authorizes the imposition of substantial civil monetary penalties against an entity that engages in activities including, among others (i) knowingly presenting, or causing to be presented, a claim for services not provided as claimed or that is otherwise false or fraudulent in any way; (ii) arranging for or contracting with an individual or entity that is excluded from participation in federal healthcare programs to provide items or services reimbursable by a federal healthcare program; (iii) violations of the federal Anti-Kickback Statute; or (iv) failing to report and return a known overpayment.
•Analogous U.S. state and local laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payers, including private insurers.
•Federal laws, regulations, and guidance that govern communications and marketing to Medicare enrollees and establish limits on compensation paid for lead generation activities, including the Centers for Medicare and Medicaid Services (“CMS”) Medicare Communications and Marketing Guidelines (“MCMG”).
•The 340B Program requires pharmaceutical manufacturers participating in Medicaid to sell covered outpatient drugs at discounted prices to specified health care organizations (called 340B covered entities), including, but not limited to: sole community hospitals, critical access hospitals, rural referral centers, and certain disproportionate share hospitals serving low-income and indigent patients. These 340B covered entities are responsible for certain statutory obligations, such as a prohibition on duplicate discounts and on diversion, and are required to have certain policies and records regarding their compliance with the 340B Program. 340B covered entities may be audited with respect to their 340B Program compliance.
•The federal Stark Law (“Stark Law”), also known as the physician self-referral law, prohibits a physician from referring Medicare patients to an entity (including pharmacies) for the furnishing of “designated health services,” if the physician or a member of the physician’s immediate family has a direct or indirect “financial relationship” with the entity, unless a specific exception applies. The law further prohibits the entity from billing for any services that arise out of such prohibited referrals. Certain of these provisions are applicable to the referral of Medicaid patients as well. Designated health services include outpatient prescription drug services. The prohibition applies regardless of the rationale for the financial relationship and the reason for ordering the service. Therefore, intent to commit an illegal act is not required in order for the government to prove that a physician has violated the Stark Law. Additionally, some states have enacted statutes and regulations similar to the Stark Law, but which may be applicable to the referral of patients regardless of their payer source and which may apply to different types of services. These state laws may contain statutory and regulatory exceptions that are different from those of the federal law and that may vary from state to state.
Furthermore, our operations are impacted by trade regulations in many countries that govern the import of raw materials and finished products, and we are also subject to laws and regulations that seek to prevent corruption and bribery in the marketplace (including the U.S. Foreign Corrupt Practices Act and the United Kingdom Bribery Act) as well as laws and regulations pertaining to healthcare fraud, waste, and abuse, including state and federal anti-kickback and false claims laws in the United States.
Since we manufacture and sell our products outside of the United States, certain products of a local nature and variations of product lines must also meet other state and local regulatory requirements. Additional risks are inherent to conducting business outside the United States, including more robust information governance and environmental regulations in the European Union, expropriation, nationalization, and other governmental actions. Demand for many of our existing and new products is, and will continue to be, affected by the extent to which local regulatory requirements increase our risk and/or expense to do business in those countries.
Compliance with the laws and regulations applicable to our global operations is costly and requires sufficient resources to actively maintain various governance, risk, and compliance systems in several areas to enable us to keep abreast of the constantly evolving legal and regulatory landscape both in the United States and abroad. These areas include, without limitation, FDCA and FDA, Controlled Substances Act and DEA regulations, state board of pharmacy regulations, and laws and regulations regarding quality, information governance and security, and environmental, health and safety. We expect that there will continue to be federal and state laws and regulations, proposed and implemented, that could impact our operations and business. Any failure to comply with these laws and regulations could result in a range of fines, penalties, damages, individual imprisonment, exclusion from government funded healthcare programs, such as Medicare and Medicaid, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, and/or other sanctions.
Recent Acquisitions
In addition to our own organic development, we have, from time to time, acquired businesses and technologies that expand our product lines and are strategic fits for our business, and we expect to continue to seek to acquire businesses, technologies, or products in the future. The following highlights describe our acquisition activity over the past fiscal year. For more information, refer to Item 7, Management’s Discussion of Analysis and Financial Condition and Results of Operations, under the heading “Acquisitions.”
On January 10, 2022, we completed the acquisition of Hub and Spoke Innovations Limited (“Hub and Spoke Innovations”), which is expected to complement Omnicell’s total solution technology portfolio for retail pharmacy in the United Kingdom to help pharmacies improve workflows, offer patients 24/7 access to their medications, and provide enhanced patient care.
Sales and Distribution
We sell our products and services primarily in the United States. Approximately 90% of our revenue was generated in this market for the year ended December 31, 2022. Our sales force is organized by geographic region in the United States and Canada, with account management executives dedicated to our customers in the top 300 U.S. health systems and health system executives focused on generating new business. Our sales are primarily made direct to end-user customers with the exception of some distribution of medication adherence consumables. Outside of the United States and Canada, we have direct sales employees in the United Kingdom, France, Germany, the United Arab Emirates, Belgium, and Australia. For other geographies, we generally sell through distributors and resellers. Our foreign operations are discussed in Note 3, Revenues, and Note 7, Property and Equipment, of the Notes to Consolidated Financial Statements and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K. Our combined direct, corporate, and international distribution sales teams consisted of approximately 570 staff members as of December 31, 2022. Nearly all of our direct sales team members have hospital capital equipment, services, or clinical systems experience.
As of December 31, 2022, we have 151 long-term, sole-source agreements with the top 300 U.S. health systems. The sales cycle for our automation systems, from the initial sales meeting to completion of installation, can take in excess of 12 to 24 months. This is due in part to the cost of our systems and the number of people within each healthcare facility involved in the purchasing decision and installation process. To initiate the selling process, the sales representative generally contacts the chief pharmacy officer, chief information officer, chief nursing officer, chief financial officer, director of pharmacy, director of nursing, director of information technology, director of materials management, or other decision makers, and actively engages with each group within the healthcare facility about the economic, safety, efficiency, and compliance benefits of our solutions relative to competing methods of managing medications or medical and surgical supplies.
We contract with Group Purchasing Organizations (“GPOs”), each of which functions as a purchasing agent on behalf of member hospitals and other healthcare providers. Pursuant to the terms of GPO agreements, each member contracts directly with us and can purchase our product at pre-negotiated contract terms and pricing. These GPO contracts are typically for multiple years with options to renew or extend for up to two years and some of which can be terminated by either party at any time. Our current most significant GPO contracts include Vizient, Inc., Premier Inc., and HealthTrust Purchasing Group. We also have a Federal Supply Schedule Contract with the Department of Veterans Affairs (the “GSA Contract”), allowing the Department of Veterans Affairs, the Department of Defense, and other Federal government customers to purchase our products. Some of our contracts with these organizations are terminable at the convenience of either party. The accounts receivable balances are with individual members of the GPOs and Federal agencies that purchase under the GSA Contract, and therefore no significant concentration of credit risk exists. During our fiscal year ended December 31, 2022, sales to members of the ten largest GPOs and Federal agencies that purchase under the GSA Contract accounted for approximately 68% of our total consolidated revenues.
We offer multi-year, non-cancelable lease payment terms to assist healthcare organizations in purchasing our systems by reducing their cash flow requirements in a capital lease structure. We sell a portion of our multi-year lease receivables to third-party leasing finance companies.
Our clinical and technical consulting team supports our sales force by working with our customers to identify potential solutions intended to help them achieve their desired outcome. Our Professional Services team assists customers with the technical implementation of our solutions, including configuring our systems to address the specific needs of each individual customer. After the solutions are implemented, our Customer Success team helps our customers adopt and optimize their solutions in an effort to achieve their desired clinical and business outcomes.
We offer telephone and web-based technical support through our U.S.-based technical support centers. Our support centers are staffed 24 hours a day, 365 days a year. We have found that a majority of our customers’ service issues can be addressed by our support engineers either by phone or with remote diagnostic tools. In addition, our customers can enable access to allow us to remotely monitor system performance of certain products. Where applicable, this suite of support tools is designed to proactively monitor certain system status and can alert service personnel to potential problems to preempt system failure.
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
Our manufacturing organization procures components and schedules production based on the backlog of customer orders. Installation of equipment and software typically occurs anywhere between two weeks and twelve months after the initial order is received, depending upon the customer’s particular needs. We utilize our backlog to manage our installation, procurement, and production activities to help improve inventory turns, reduce inventory scrap, and manage shipping costs. Shipment of consumables typically occurs between one and four weeks after an order is received.
Competition
The markets in which we operate are intensely competitive. We compete directly with a number of companies in the medication management automation solutions market, as well as the medication adherence solutions market, on the basis of many factors, including price, quality, customer outcome, cost of operation, innovation, product features and capabilities, installation and service, reputation and brand recognition, size of installed base, range of solutions, distribution, and promotion. We expect continued and increased competition from current and future competitors in the markets in which we operate, and are affected by evolving and new technologies, changes in industry standards (including standards of care), and dynamic customer requirements.
Furthermore, the healthcare industry has experienced a significant degree of consolidation. This consolidation may require us to adapt how we market, sell, or distribute our products. Similarly, healthcare providers have consolidated to create larger healthcare delivery organizations. As market demands, government regulations, and societal pressures continue to cause the healthcare industry to evolve, it could result in further business consolidations and alliances among the industry participants with whom we engage and compete.
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
We pursue patent protection in the United States and foreign jurisdictions for technology that we believe to be proprietary and that may offer a potential competitive advantage for our products. Our issued patents expire on various dates between 2023 and 2040. We intend to seek and obtain additional United States and foreign patents on our technology.
Our product software is generally subject to copyright protection under applicable United States and foreign copyright laws. We have also obtained United States and certain foreign registrations of various trademarks, and we intend to seek and obtain additional registrations of our trademarks in the United States and foreign jurisdictions.
Trade secrets and other confidential information are also important to our business. We protect our trade secrets through a combination of contractual restrictions and confidentiality and licensing agreements.
Research and Development
Our research and development efforts generally begin with customer collaboration. The insight that we gain through this collaboration helps us to develop solutions to address the unmet needs and challenges faced by our customers. We continue to make significant investments in the industry vision of the Autonomous Pharmacy, in particular, on our cloud-based platform and in the migration of our customers from an on-premise infrastructure to our cloud-based platform. We are also investing in the further development of technology-enabled software and services including further enhancements to our Advanced Services offerings, as well as continuing to build software that is designed to enable scaling of our current service offerings. In addition, our robotic automation capabilities continue to evolve, while we work to further enhance new-to-market solutions, as well as new solutions currently in development. We have also begun work on longer-term solutions that we believe will benefit our cloud platform offerings. We also continue to enhance the other elements of our product and service portfolio. The results of our research and development efforts will further drive the advancement of our cloud-based offerings and amplify the industry vision of the Autonomous Pharmacy.
Business under Government Contracts
A number of our U.S. government-owned or government-run hospital customers have signed five-year leases, with payment terms that are subject to one-year government budget funding cycles. Failure of any of our U.S. government customers to receive their annual funding could impair our ability to sell to these customers, or to collect payments on our existing unsold leases. Effective September 2021, the U.S. government mandated changes in its Federal Supply Services contract that resulted in our determination not to enter into future leases with U.S. government customers. Our existing leases with U.S. government customers are unaffected by this change. As such, our volume of U.S. government customer leases has declined over time and will likely cease in the future. For additional information regarding these leases, see the risk factor captioned “Our U.S. government lease agreements are subject to annual budget funding cycles and mandated changes, which may affect our ability to recognize revenues and sell receivables based on such leases,” under Item 1A “Risk Factors”.
Financing Practices Relating to Working Capital
We assist healthcare facilities in financing their purchases of our systems by offering multi-year, non-cancelable lease payment terms. We typically sell the majority of the multi-year lease receivables (other than those associated with our Advanced Services, as described further below) to third-party leasing finance companies, although our ability to sell these receivables may be influenced by the perception of our customers’ ability to pay, or other restrictions, which may be influenced by factors outside of our control.
As part of our Advanced Services offering, we provide equipment at the inception of the contract period, which is accounted for as a multi-year sales-type lease. These agreements are generally multi-year and non-cancellable. We typically retain these lease receivables for such Advanced Services in-house and service them for the duration of the associated service term.

For additional information regarding these financing activities, refer to Note 1, Organization and Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.
Backlog
Backlog is the dollar amount of bookings that have not yet been recognized as revenue. Bookings for those Advanced Services contracts without a minimum commitment are not included in backlog. A majority of our connected devices and software license products are installable and recognized as revenues within twelve months of booking, while service revenues from Advanced Services are recorded over the contractual term. Due to industry practice that allows customers to change order configurations with limited advance notice prior to shipment and as customer installation schedules may change, backlog as of any particular date may not necessarily indicate the timing of future revenue. However, we do believe that backlog is an indication of a customer’s willingness to install our solutions and revenue we expect to generate over time. We consider backlog that is expected to be converted to revenues in more than twelve months to be long-term backlog. We believe a majority of long-term product backlog will be convertible into revenues in 12-24 months. Long-term Advanced Services backlog typically represents multi-year subscription agreements (usually with contractual terms of 2-7 years, some of which have not yet been implemented) that will be converted to revenue ratably over the contractual term.
The chart below further summarizes our backlog:

	December 31,
	2022	2021

	(In thousands)
Total backlog	$1,215,462	$1,253,801
By type:
Product backlog	$796,967	$976,734
Advanced Services backlog (1)	418,495	277,067
By duration and type:
Short-term product backlog	$503,303	$744,303
Long-term product backlog	293,664	232,431
Short-term Advanced Services backlog (1)	$49,567	$36,925
Long-term Advanced Services backlog (1)	368,928	240,142
_________________________________________________
(1)     Includes only the value of Advanced Services non-cancelable contracts with minimum commitments.
Environmental, Social, and Governance (“ESG”) Initiatives
We view Omnicell as a purpose-driven company with a social mission: Our goal of fundamentally transforming the pharmacy care delivery model is designed to dramatically improve health outcomes and lower healthcare costs for everyone. Our teams are motivated by knowing that our work to improve medication management has a tangible, real-world impact on healthcare workers, patients, and communities.
We recognize that we are accountable not only to our customers and stockholders, but also to the global community. In April 2022, we published our 2021 Corporate Responsibility Report, which outlines our approach to corporate responsibility. This report describes and updates our contributions to how we plan on achieving a more sustainable future. We define corporate responsibility through four strategic pillars – Environmental, Social, Governance, and Innovation. We are focused on innovating to drive sustainability across our business by adhering to internationally-recognized Organisation for Economic Co-operation and Development guidance for the responsible sourcing of raw materials, and through elevating our diversity, equity, inclusion, and belonging (“DEIB”) initiatives, and creating a culture of inclusivity, engagement, and well-being.
Furthermore, there are evolving and increasing expectations from regulators, customers, investors, and employees with respect to reducing and limiting greenhouse gas emissions, without a consistent framework in which to operate globally. The enhanced stakeholder focus on matters relating to ESG activities requires deliberate, conscientious efforts to effect change while the reporting frameworks are still being considered, both in the United States and abroad. We are carefully studying ways we can contribute to realize a 1.5° Celsius future by 2030, reduce waste in our product design and manufacturing processes, as well as enhance our Social and Governance initiatives, taking cues from our internal and external stakeholders, internal assessments and direction from the Corporate Governance Committee of Omnicell’s Board of Directors. As an organization, we have adopted a risk-management approach using the Committee of Sponsoring Organizations of the Treadway Commission

(“COSO”) framework to assess and reduce the impact of climate change on our business strategy and operations. We continually work to innovate and improve our business practices in an effort to ensure the greatest positive impact as we strive to continue to do things in “A Better Way.”
More information on our ESG initiatives and a copy of our 2021 Corporate Responsibility Report are available on our corporate website, www.omnicell.com, under the “About Us―Corporate Responsibility” tab. We are not including the information contained on, or that can be accessed through, this website as part of, or incorporating it by reference into, this Annual Report on Form 10-K.
Human Capital Management
As of December 31, 2022, we had approximately 4,230 employees worldwide (with approximately 3,660 located in either the United States or Canada), excluding individuals who are classified as temporary or contractors, which is an increase of approximately 430 employees since December 31, 2021. In November 2022, we announced a restructuring plan intended to reduce our global workforce across a majority of our functions affecting approximately 350 employees. The majority of employees impacted by this restructuring event were included in our headcount as of December 31, 2022 with termination dates in early 2023.
We regularly conduct employee engagement surveys, most recently via the Glint platform. Through continued investment in talent processes and acting on employee feedback, we have achieved an overall employee satisfaction score of 75, which is above the benchmark average score of similarly-sized global companies identified by Glint that use the Glint platform. We believe this reflects our positive employee relations and that Omnicell is viewed by our employees as a good place to work.
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
•Our ASPIRE quarterly performance review process launched on April 1, 2022 and enables our talent to reach their optimum levels of contribution to Omnicell’s business strategies, facilitates regular employee feedback, and supports our pay-for-performance philosophy.
Health and Wellness
•We offer a comprehensive wellness program designed to promote a healthy lifestyle, including exercise challenges, on-site gym facilities, virtual workouts, and health coaching. In addition to making physical health a priority, we offer mental health counseling and resources, financial coaching, and Teladoc Health services (i.e., telephone health services).
Employee Development
•Our Organizational Development function plays a strategic role in helping us develop and retain talent through an array of developmental experiences for employees to enable them to reach their highest level of performance and potential at Omnicell. We strive to develop career growth opportunities while delivering consistent learning and development experiences across all roles, functions, and locations. Our engagement survey scores in employee growth opportunities and career path, both landing above industry benchmarks, as measured by the Glint survey platform, reflect our commitment to employee development.
•We invest in our employees’ learning through robust training programs via Omnicell University and leadership development curriculums, including our Core Values in Action training series, Leadership in Action training series, New Manager Masterclass, and Change Leadership Enablement initiative. All employees also have access to LinkedIn Learning for their “on-demand” learning needs. We are refreshing our curriculums for 2023 with an emphasis on key capabilities needed for Omnicell’s future success.
•Our approach to talent development is designed to enable our organizational transformation by aligning how we lead across all levels. Most recently, we launched the New Manager Masterclass, prioritizing early managers and new managers in our revenue-generating organizations with the intention to scale across the organization in 2023.

•We have also launched a Change Leadership Enablement curriculum to better equip our leaders as they navigate high levels of organizational change. This includes live instructor-led workshops by level, toolkits, and self-guided resources to help leaders engage their employees and teams, practice resilience, and lead our organizations into the future.
•We also launched our THRIVE Senior Leadership Talent Review and Succession Process, which facilitates dialogue to identify top and high potential talent, align aspirations, bolster our leadership pipeline through succession planning, and support readiness via individual development plans.
•In order to further develop our leaders, we launched a consistent 360 feedback methodology for senior leaders in the organization and are launching a self-service option for other people leaders in early 2023.
•We are in the process of implementing Oracle Talent Management, a cloud-based human resources management software program, which includes Talent Profiles to capture employees’ internal mobility interests and facilitates internal job searches.
Recruiting & Retention
•Our Talent Acquisition team has recently increased its focus on digital recruiting, social media outlets, and university partnerships to expand Omnicell’s employer brand and reach the evolving talent pool to enhance our ability to hire the right talent to drive the organization forward.
•We are in the process of implementing a new applicant tracking system and best-in-class talent experience platform to enhance recruiting efforts. The combination of the two are intended to increase recruiter efficiency, enable faster and better decisions, save time for value-added work, improve ease of job posting, and in turn, reduce cost per hire and increase quality of hire.
Diversity, Equity, Inclusion, and Belonging (DEIB)
•At Omnicell, we continually strive to develop and maintain a positive, supportive, inclusive, and diverse work environment. This includes valuing our differences and the whole person – not just the “work-person.” We are pleased to share that our September 2022 Employee Satisfaction Survey indicated that underrepresented employees, who chose to identify themselves, scored above the external benchmark with our highest scores being in our underrepresented racial/ethnic and female communities. This same trend appeared in our Inclusiveness score.
•In 2022, we developed a long-term comprehensive DEIB future data strategy as part of our three year plan. We are in the process of evolving our self-identification attributes to include more nuanced racial/ethnic and gender identity options to enhance our ability to identify strengths and opportunities going forward in 2023. With a DEIB strategy anchored in data, we expect to be able to understand opportunities for improvement and to more accurately measure the efficacy of our human resources processes and diversity programs.
•Our external-facing aspirational long-term DEIB strategy includes supporting vendor/supplier diversity as well as strategies aimed at ensuring our products and services are inclusive and accessible. We also believe we have a role in advocating for health equity and fair and equal access to medication and medication management support.
•Lastly, we are launching our first two Employee Resource Groups (“ERGs”) in early 2023, with several more expected in late 2023 and beyond, empowering our employees to be advocates for marginalized communities, as well as thought leaders to help inform our DEIB vision and strategy. We believe this ERGs model creates sustained momentum and in tandem with our comprehensive and intentional DEIB strategy, conveys our commitment to employee DEIB engagement.
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

Information About Our Executive Officers
The following table sets forth certain information about our executive officers as of the date of this Annual Report on Form 10-K:

Name	Age	Position
Randall A. Lipps	65	President, Chief Executive Officer, and Chairman of the Board of Directors
Peter J. Kuipers	51	Executive Vice President and Chief Financial Officer
Corey J. Manley	45	Senior Vice President and Chief Legal Officer
Christine M. Mellon	60	Executive Vice President and Chief Administrative and People Officer
Scott P. Seidelmann	47	Executive Vice President and Chief Commercial Officer
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
Corey J. Manley joined Omnicell in April 2021 as Vice President and General Counsel. In May 2022, Mr. Manley was named Senior Vice President and Chief Legal Officer. Prior to joining Omnicell, he was Chief Legal Officer, Corporate Secretary, and Chief Compliance Officer with BFS Capital, Inc., a global fintech company, from April 2018 to April 2021. From August 2014 until April 2018, Mr. Manley was a partner in the law firm of Duane Morris LLP and prior to that he was a partner in the law firm of Kirkland & Ellis LLP from November 2009 until August 2014. Mr. Manley holds a J.D. from the University of Notre Dame Law School and a B.S. in Mechanical Engineering from Purdue University.
Christine M. Mellon joined Omnicell in February 2021 as Executive Vice President and Chief Administrative and People Officer. Prior to joining Omnicell she was Chief Human Resources Officer of CSG International, Inc., a software company, from July 2016 to January 2021. From June 2013 to June 2016, Ms. Mellon served as Vice President, Human Capital Management with Oracle Corporation, a leading global information technology company. Prior to Oracle Corporation, Ms. Mellon served in HR leadership roles for EchoStar Corporation, Aepona Limited, and Cigna Corporation. Ms. Mellon received a B.A. in Psychology from Villanova University.
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

Risk Factors Related to our Business and Industry
•Economic Conditions and Demand Risks. Weak or uncertain economic conditions may adversely impact our business, as well as any reduction in demand for or adoption or installation of Omnicell’s medication management solutions, medication packaging systems, or related services.
•Strategic Risks. Our investments in new business strategies or initiatives, including our transition to selling more products and services on a subscription basis, are inherently risky and may not be successful or we may be unable to maintain our Advanced Services customers. In addition, we may be unable to realize the potential benefits of our expense containment measures or our acquired businesses, including RxInnovation Inc., operating as FDS Amplicare® (“FDS Amplicare”), ReCept Holdings, Inc., (“ReCept”), which was subsequently renamed Omnicell Specialty Pharmacy Services, Inc., MarkeTouch Media, LLC (“MarkeTouch Media”), and Hub and Spoke Innovations, and risks related to investments in new business strategies and initiatives could disrupt ongoing business and present risks not originally contemplated.
•Market Risks. We are subject to continued and increased competition from current and future competitors in the medication management automation solutions market and the medication adherence solutions market, including price competition, industry and competitor consolidation, competitor brand recognition, and in relationships with our suppliers and current and potential customers.
•Technology Risks. We may be unable to develop new solutions or enhance existing solutions to react to changes in technology and customer requirements in a timely and cost-effective manner or we may experience errors in the provision of our Advanced Services that could expose us to liability.
•Institutional, Retail, and Specialty Pharmacy Risks. We may fail to meet the demands of, or maintain relationships with, our institutional and retail pharmacy customers and we may be unable to secure or maintain access to existing and future specialty drugs.
•COVID-19 Risks. The impact of the COVID-19 pandemic could continue to adversely affect our workforce and operations, as well as those of our customers and suppliers.
•Debt Risks. We have substantial debt, which could impair our financial flexibility and access to capital, and are subject to covenants in our A&R Credit Agreement (as defined below) that restrict our business and operations.
•Legal, Regulatory, and Healthcare Industry Risks. Government regulations, legislative changes, fraud and anti-kickback statutes, product liability claims, the outcome of legal proceedings, and other legal obligations related to healthcare, privacy, data protection, and information security, and the costs of compliance with, and potential liability associated with, our actual or perceived failure to comply with such obligations could adversely impact our business and operating results.
•Data Security Risks. A significant disruption in our information technology systems, breaches of data security, or cyber-attacks on our systems or solutions could adversely impact our business and operating results.
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

Risks Related to Our Notes
•Any conversion of our Notes (as defined below) may dilute the ownership interest of our stockholders, depress the price of our common stock or, if the conditional conversion feature of the Notes is triggered, adversely affect our business, operating results, cash flow, or financial condition. Also, our convertible note hedge transactions may decrease the value of our common stock.
General Risks
•We may be subject to adverse consequences related to tax rates and changes in tax legislation, and any failure to maintain effective internal control over financial reporting.
Risk Factors
We have identified the following risks and uncertainties that may have a material adverse effect on our business, operating results, cash flow, or financial condition. Our business faces significant risks and the risks described below may not be the only risks we face. Additional risks not presently known to us or that we currently believe are not material may also significantly impair our business operations. If any of these risks occur, our business, operating results, cash flow, or financial condition could suffer and the market price of our common stock could decline.
In assessing these risks, you should also refer to other information contained in this Annual Report on Form 10-K, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related Notes to Consolidated Financial Statements.
Risk Factors Related to our Business and Industry
Unfavorable economic and market conditions and a decreased demand in the capital equipment market could adversely affect our business, operating results, cash flow, or financial condition.
Customer demand for our products is significantly linked to the strength of the economy. From time to time, the U.S. and global economy has experienced cyclical downturns impacting economic activity, the results of which include decreased demand for goods and services, reduced government spending, rising inflation, liquidity or credit constraints, declines in corporate profitability, credit, equity, or foreign exchange market volatility, increased bankruptcies, and general economic uncertainty. If decreases in demand for capital equipment caused by weak or uncertain economic conditions and decreased corporate and government spending, any effects of fiscal budget balancing at the federal level or proposed legislative changes, deferrals or delays (including due to customer labor shortages) of capital equipment projects, longer timeframes for capital equipment purchasing decisions, or generally reduced expenditures for capital solutions occur, we will experience decreased revenues and lower revenue growth rates, and our business, operating results, cash flow, or financial condition could be materially and adversely affected. In addition, the foregoing factors may also impact the willingness or ability of our customers to pay their existing obligations or honor their contractual commitments, which could result in decreased revenue and negatively impact our business, operating results, cash flow, or financial condition.
Furthermore, the broader U.S. and global economy has experienced elevated inflationary pressures as well as continued supply chain disruptions, labor shortages and geopolitical instability. We are unable to predict future changes in the state of the U.S. or global economy or whether inflationary pressures will continue to intensify or subside. If the current inflationary trends continue, or fail to improve, it could adversely affect our profits, margins or operating results as a result of increasing costs.
We may not realize the benefits of our expense containment efforts.
In November 2022, we announced a restructuring initiative through which we expect to achieve certain efficiencies, which was further updated in February 2023. As part of this initiative, the Company has reduced its workforce across many of its functions and is in the process of reducing its real estate footprint. The estimates of the charges and costs that the Company expects to incur and the potential benefits that the Company expects to achieve, in connection with the foregoing, and the timing thereof, are subject to a number of assumptions and actual results may differ materially. In addition, the Company may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur as a result of or in connection with the implementation of this initiative. There can be no assurance that these initiatives will achieve the expected benefits to our business as intended. The execution and implementation of these initiatives involve risk, including that significant amounts of management's time and resources could be diverted from our core operations in order to complete such initiatives. In addition, these initiatives could fail to realize expected benefits or present unforeseen obstacles, lead to operating inefficiencies and negatively disrupt our corporate culture, which could lead to further employee attrition, any of which would have a material adverse effect on our business, operating results, cash flows and financial condition.

We may fail to develop new solutions or enhance existing solutions to react to changes in technology and customer requirements in a timely and cost-effective manner, or our new or enhanced solutions may not achieve market acceptance.
We must develop new products and services or enhance existing products to react to evolving technologies and industry standards and regulatory requirements, and meet changing demands of our customers. This process can be time-consuming, costly, and complex, and usually requires us to accurately anticipate technological innovations and market trends. Our ability to fund product development and enhancements partially depends on our ability to generate revenues from our existing products. If we inaccurately anticipate technological innovations or market trends or fail to generate sufficient revenue to develop new products, enhance existing products to meet customer needs or technological or regulatory change, or are unable to fund product development investments, our ability to generate future revenues or revenue growth may be negatively impacted, which could have a material adverse effect on our business, operating results, cash flow, or financial condition.
New product and service developments or enhancements may be delayed, have technical problems (including software defects or errors), fail to meet customer or market specifications or industry standards, which could result in increased or unexpected expenses related to further developments or modifications. In addition, they also may not be competitive with other products using new or alternative technologies that offer comparable performance and functionality or may not be accepted in new or existing markets. Any of the foregoing could make our existing and future software solutions obsolete and unmarketable or result in loss of market share, damage our reputation or otherwise harm our business, operating results, cash flow, or financial condition.
Our ability to execute successfully on the industry vision of the Autonomous Pharmacy depends on our ability to continue to develop and introduce new products and services or product and service enhancements, and integrate new products and services with existing offerings, in furtherance of this vision in a timely manner and on a cost-effective basis. If we fail to do so, we may be unable to achieve the industry vision of the Autonomous Pharmacy or we may not realize the anticipated benefits of our investments in support of this vision, either of which could have a material adverse effect on our business, operating results, cash flow, or financial condition.
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
In addition, our medication management solutions and our more complex automated packaging systems typically represent a sizable initial capital expenditure for healthcare organizations. Changes in the budgets of these organizations and the timing of spending under these budgets can have a significant effect on the demand for our medication management solutions, medication packaging systems, and related services. These budgets are often supported by cash flows that can be negatively affected by declining investment income and influenced by limited resources, increased operational and financing costs, macroeconomic conditions, and conflicting spending priorities among different departments. Any decrease in expenditures or change in spending priorities by healthcare facilities or increased financing costs, including as a result of the impacts of public health crises such as the ongoing COVID-19 pandemic, could decrease demand for our medication management solutions, medication packaging systems, and related services, and reduce our revenues.
Also, the continuing gradual transition to a value-based care healthcare delivery model could shift more of the burden of financial risk onto healthcare provider organizations and could decrease utilization of healthcare per patient. Value-based care could also cause a shift in sites of care from traditional venues, such as hospitals and clinics, to the home, and could impact our revenues.
Delays in installations of our medication management solutions or our more complex medication packaging systems could harm our competitive position, operating results, and financial condition.
The purchase of our medication management solutions or our more complex medication packaging systems is often part of a customer’s larger initiative to re-engineer its pharmacy and distribution and materials management systems. The purchase of our systems often entails larger strategic purchases by customers that generally require more complex and stringent contractual requirements, involve a significant commitment of management attention and resources by prospective customers, and require the input and approval of many decision-makers. In addition, new product announcements can cause a delay in our customers’ decisions to purchase our products or convert pending orders for our older products to those of our newer products. For these and other reasons, the sales cycle associated with sales of our systems is often lengthy and subject to a number of delays over which we have little or no control. A delay in, or loss of, sales of these systems (including as a result of the impacts of public health crises such as the ongoing COVID-19 pandemic or due to customer labor shortages or customer budgetary constraints) could have an adverse effect upon our business, operating results and could harm our business, cash flow, or financial condition.
In addition, and in part as a result of the complexities inherent in larger transactions, the time between the purchase and installation of our systems can generally range from two weeks to more than one year. Delays in installation can occur for reasons that are often outside of our control, such as customer labor shortages. We have also experienced fluctuations in our customer and transaction size mix, which makes our ability to forecast our bookings more difficult. Because we recognize revenues for our medication management solutions and our more complex medication packaging systems only upon installation at a customer’s site, any delay in installation (including as a result of the impacts of public health crises such as the ongoing COVID-19 pandemic or due to customer labor shortages) will also cause a delay in the recognition of the revenues for those systems.
The transition to selling more Advanced Services which include a software as a service or solution as a service subscription presents a number of risks.
We currently offer Advanced Services, which often contain a combination of equipment, software (cloud based or on-premise), onsite personnel to operate equipment, and advisory services that provide recommendations which, if implemented, are intended to help optimize utilization. These offerings include, but are not limited to, Central Pharmacy Dispensing Service and IV Compounding Service. We also offer our Inventory Optimization Service, certain patient engagement products and services under EnlivenHealth, Specialty Pharmacy Services, and 340B solutions, as a subscription. As we continue to execute on the industry vision of the Autonomous Pharmacy and grow subscription and cloud-based offerings, we may offer additional products and services on a subscription basis. The transition to selling more products and services on a subscription basis presents a number of risks. The shift requires an investment of technical, financial, compliance, and sales resources, and we cannot guarantee that we will recoup the costs of such investments, or that these investments will improve our long-term growth and operating results. Although we work to anticipate the rate of transition, if adoption of subscription solutions takes place faster than anticipated, the shift to subscription revenues will change the timing of revenue recognition and we may experience a temporary reduction of revenues and revenue growth rate. In addition, our cash flows may be impacted by the timing of invoicing of our subscription solutions. If any of our subscription solutions do not substantially meet customer requirements, contracts may be modified, causing a decline in revenue. Customers may elect not to renew their subscriptions upon expiration, or they may attempt to renegotiate pricing or other contractual terms at or prior to renewal on terms that are less favorable to us. In addition, since revenues are generally recognized over the term of the subscription, any decrease in customer purchases of our subscription-based products and services will not be fully reflected in our operating results until future periods, which may result in inflated revenue growth rates that do not reflect such decreases initially. Similarly, any additional subscription sales would not be fully reflected in our operating results until future periods.
If errors occur during the provision of certain of our Advanced Services, or if we fail to maintain expected service levels, we may be liable to our customers or third parties which may result in a decline in our Advanced Services offerings revenue.
Certain of our Advanced Services offerings are highly complex and may be susceptible to errors, including as a result of human or technological error. We may be required to bear the cost of correcting any errors and the cost of such corrections may be significant, which could adversely affect our business, operating results, cash flow, or financial condition. In addition, our customers, or third parties such as our customers’ patients, may assert claims that they suffered damages due to our errors. These claims could result in litigation and substantial costs, including legal defense costs. Although we believe our aggregate insurance policy limits are sufficient to cover reasonably expected claims, there can be no assurance that any liability insurance we purchase will be adequate to cover claims asserted against us. We could also be subject to adverse publicity as a result of such claims, regardless of the merits or eventual outcome, which may negatively impact our ability to attract and retain customers. Furthermore, if we cannot maintain the expected level of service or if our customers fail to achieve agreed upon milestone improvements in financial or operating metrics, payments to us from such customers may be lower than anticipated.
We may not be able to retain our Advanced Services customers.
An increasing percentage of our revenue is derived from our subscription-based Advanced Services offerings. In connection with those offerings, our customers, generally, have no obligation to renew their subscriptions. If our Advanced Services customers decline to renew their subscriptions or decide to terminate their agreements early for any reason, we would not derive the expected financial benefits from that customer, which could have a material adverse effect on our business, operating results, cash flow, or financial condition.
In addition, some of our Advanced Services agreements require us to adhere to additional data, security, network access, and other institutional procedures and requirements of our customers, and in certain cases may obligate us to agreed upon services levels. If we do not meet our obligations under any such Advanced Services agreement, we could be liable for damages. In addition, should a customer undergo a change in control or ownership, it may cause us or the customer to seek to modify or terminate an Advanced Services agreement.
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
If we are unable to meet the demands of, or maintain our relationships with, our institutional and retail pharmacy customers, our revenue from sales of medication packages, other consumables, or our Advanced Services may decline.
Approximately 6% of our revenues during the year ended December 31, 2022 were generated from the sale of consumable medication packages, most of which are produced in our St. Petersburg, Florida facility on a continuous basis and are shipped out to fulfill the demands of our institutional and retail pharmacy customers domestically and abroad. The demands placed on institutional and retail pharmacies by their customers represent real time requirements of those customers. Our customer agreements for the sale of consumable medication packages are typically short-term in nature and typically do not impose volume commitments on the customer. If we are unable to supply quality packaging to our customers in a timely manner, they may use alternative methods of distributing medications to their customers, including consumable medication packaging sold by our competitors, and our revenues will decline. Any disruption in the production capabilities of our St. Petersburg facilities, including as a result of extreme weather conditions or natural disasters, which may be more frequent as a result of climate change, will adversely affect our ability to ship our consumable medication packages globally and would reduce our revenues.
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
Similarly, EnlivenHealth offers a portfolio of web-based, mobile, and telephonic patient engagement, medication management, financial management, analytics, and population health solutions to pharmacies, which is designed to support improvement in health outcomes related to medication use. The success of these offerings depends on the trust our customers place in us and our reputation and ability to provide high-quality service. If we are unable to maintain the satisfaction or meet the expectations of our customers, our reputation with current and potential customers could be harmed, which could have a material adverse effect on our business, operating results, cash flow, or financial condition. In addition, if we fail to maintain our relationships with existing customers or are unable to create new relationships with other pharmacies, this could have an adverse effect on our business, operating results, cash flow, or financial condition.
Our inability to secure or maintain access to existing and future specialty drugs or pharmacy provider networks for our specialty pharmacy customers could have a material adverse effect on our business.
We provide Specialty Pharmacy Services to provider groups, federally qualified health centers, and health systems, including payer contracting and providing access to limited distribution drugs (“LDDs”). We have historically been able to obtain most of the payer and LDD products through our current network. However, if we are unable to obtain access to new LDDs or maintain access to current LDDs for our customers, it could have a material adverse effect on our business, profitability, and operating results. In addition, if we are not able to secure participation in the networks of pharmacy providers for our customers at acceptable reimbursement rates or if we lose access to current pharmacy networks, this could result in loss of customers, which could adversely affect our business, operating results, cash flow, or financial condition. We endeavor to demonstrate continued value and growth for each of our customers during the term of their respective contracts with us. However, if any of our customers elect to manage their own specialty pharmacy business, such customers could reduce or cease doing business with us upon the expiration of such customer’s contract term, which could have a material adverse effect on our business, operating results, cash flow, or financial condition.
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
The competitive challenges we face in the markets in which we operate include, but are not limited to, the following:
•current or future competitors may offer or have the ability to offer a broader range of solutions than us, develop alternative solutions that provide a better customer outcome or lower cost of operation, develop new features or capabilities for their products that could compete with ours, respond more quickly and efficiently to new or changing technologies, standards, or regulations, or devote greater resources to the development, promotion, and sale of their products than we do;
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
If we fail to compete successfully against current or future competitors, it could materially adversely affect our business, operating results, cash flow, or financial condition.
We face risks related to adverse public health epidemics, including the ongoing global COVID-19 pandemic (including new variants of the virus), which could continue to adversely affect our business, operating results, cash flow, or financial condition.
The continued spread of COVID-19 (including new variants of the virus), concerns over the pandemic, and related international, federal, state and local containment measures have adversely impacted our workforce and operations, as well as those of our customers and suppliers, and could continue to adversely affect our business, operating results, cash flow, or financial condition.
Continued disruption to the operations of our suppliers as a result of the COVID-19 pandemic and related mitigation measures could significantly disrupt our supply chain, increase our procurement costs, and/or impact our ability to manufacture our products, which would negatively impact our business, operating results, cash flow, or financial condition. As a result of disruptions in the supply chain, we are experiencing the impact of price inflation, primarily due to semiconductor and other component costs and, to a lesser extent, freight and raw materials.
Furthermore, the COVID-19 pandemic has significantly increased economic and demand uncertainty and has led to disruption and volatility in the global capital markets, which could increase the cost of capital and adversely impact access to capital not only for us, but also for our customers and suppliers. Weak or uncertain economic conditions and inability to access capital in a timely manner, or at all, could reduce our customers’ demand for our products and services, which would adversely affect our business, operating results, cash flow, or financial condition—perhaps materially. Similarly, in the event our access to the capital markets is constrained, our cost of borrowing could increase or we may be unable to obtain new or additional financing or refinancing in the future, either of which could have a material effect on our operations.
The COVID-19 pandemic continues to evolve, and the full extent to which COVID-19 (including new variants of the virus) will continue to impact our business, operating results, cash flow or financial condition will depend on future developments, which cannot be predicted with confidence. To the extent the COVID-19 pandemic continues to adversely affect our business and financial results, it may also have the effect of heightening certain other risks described in this “Risk Factors”

section, including, but not limited to, those relating to unfavorable economic and market conditions, our ability to develop new products or services or enhance existing products or services, the need to compete successfully against new product or service entrants, our need to generate sufficient cash flows to service our indebtedness, our tax rates, and our international operations.
We have incurred substantial debt, which could impair our flexibility and access to capital and adversely affect our financial position.
On November 15, 2019, we refinanced our existing senior secured credit facility pursuant to an amended and restated agreement with certain lenders, and Wells Fargo Bank, National Association, as administrative agent (as amended, the “A&R Credit Agreement”). The A&R Credit Agreement provides for a five-year revolving credit facility of $500.0 million and an uncommitted incremental loan facility of up to $250.0 million. As of December 31, 2022, there were no outstanding balances under the A&R Credit Agreement.
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
Our debt may limit our ability to borrow additional funds or use our existing cash flow for working capital, capital expenditures, acquisitions, or other general business purposes or may require us to use a substantial portion of our cash flow for debt service payments; limit our flexibility to plan for, or react to, changes in our business and industry; place us at a competitive disadvantage compared to our less leveraged competitors; and increase our vulnerability to the impact of adverse economic and industry conditions.
Our ability to make payments of the principal, to pay interest, or to refinance our indebtedness, including the Notes, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not continue to, and we cannot provide assurance that our business will, generate cash flow from operations in the future sufficient to fund our cash requirements, service our debt or make necessary capital expenditures. Our failure to generate sufficient cash flow to pay our debts could have a material adverse effect on our business. In addition, if we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as borrowing more money, selling assets, restructuring debt, or obtaining additional equity capital on terms that may be onerous or highly dilutive. Any of these actions still may not be sufficient to allow us to service our debt obligations, could increase the risks related to our business or our ability to service or repay our indebtedness or may otherwise have an adverse effect on our business.
Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or to do so on desirable terms, which could result in a default on our debt obligations. In addition, as more fully described below in the risk factor captioned “Covenants in our A&R Credit Agreement restrict our business and operations in many ways, and if we do not effectively manage our compliance with these covenants, our business, operating results, cash flow, or financial condition could be adversely affected,” the A&R Credit Agreement includes customary restrictive covenants that impose operating and financial restrictions on us.
In addition, borrowings under the A&R Credit Agreement currently bear interest based on the London Interbank Offered Rate (“LIBOR”), however as of December 31, 2021, LIBOR has started being phased out, and LIBOR is expected to be entirely discontinued on June 30, 2023. The phasing out or discontinuance of LIBOR and other pressures may cause LIBOR to disappear entirely or to perform differently than in the past. In addition, the A&R Credit Agreement provides that upon the occurrence of certain triggering events relating to the end of LIBOR, we and the administrative agent will select a different benchmark rate to replace LIBOR. Upon, or prior to, the phasing out of LIBOR, we will work with our lenders to establish an alternative benchmark rate (such as the Secured Overnight Financing Rate) taking into account any relevant government authority’s selection or recommendation of a replacement rate and/or the then-prevailing market convention for determining an alternative benchmark rate. Although, the consequences of these developments cannot be entirely predicted, and changes in, or the inability to agree on, an alternative rate or benchmark could result in an increase in the cost of borrowings under the A&R Credit Agreement and other financial contracts that we may enter into that are currently indexed to LIBOR.
We are subject to laws, regulations, and other legal obligations related to privacy, data protection, and information security, and the costs of compliance with, and potential liability associated with, our actual or perceived failure to comply with such obligations could harm our business.
We receive, store, and process personal information and other data from and about customers, in addition to our employees and services providers. In addition, our customers use our solutions to obtain and store personal information, including health information. For example, our customers use our EnlivenHealth patient engagement platform to guide and track patient notes, interventions, and appointments, which involves the collection of personal health information of patients. Our handling of data is subject to a variety of laws and regulations by federal, state, local, and foreign agencies, as well as contractual obligations and industry standards. Regulatory focus on data privacy and security concerns continues to increase globally, and laws and regulations concerning the collection, use, and disclosure of personal information are expanding and becoming more complex. In the United States, these include federal health information privacy laws (such as the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), discussed below), security breach notification laws, and consumer protection laws, as well as state laws addressing privacy and data security (such as the California Consumer Privacy Act of 2018 (“CCPA”) and the California Privacy Rights Act of 2020 (“CPRA”)).
While HIPAA does not create a private right of action, its standards have been used as the basis for civil suits and HIPAA is enforced by the U.S. Department of Health and Human Services (“HHS”) Office for Civil Rights (“OCR”), which can bring actions against entities for noncompliance, including for failures to implement security measures sufficient to reduce risks to electronic protected health information or to conduct an accurate and thorough risk analysis, among other violations. HIPAA enforcement actions may lead to monetary penalties and costly and burdensome corrective action plans. We are also required to report known breaches of protected health information consistent with applicable breach reporting requirements set forth in applicable laws and regulations. Additionally, on December 10, 2020, OCR issued proposed revisions to the Privacy Rule aimed at reducing regulatory burdens that may exist in discouraging coordination of care and patient access to their health information, among other changes. While a final rule has not yet been issued, if adopted, these proposed changes may require us to update our HIPAA policies and procedures to comply with the new requirements. Finally, pursuant to legislation passed in 2021, OCR recently issued guidance on recognized security practices for covered entities and business associates. OCR indicated that recognized security practices will not be an aggravating factor in OCR investigations, but that implementation of recognized security practices strengthen an organization’s cybersecurity and regulatory posture, as well as possibly lessening enforcement penalties in a potential regulatory enforcement action.
The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches which is expected to increase data breach litigation. Additionally, the CPRA, came into effect in January 2023, and imposes additional data protection obligations on companies doing business in California, created a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. Additional compliance investment and potential business process changes may be required. Laws similar to those in California have passed in states such as Virginia and Colorado, and have been proposed in other states and at the federal level that may ultimately have conflicting requirements that would further complicate compliance. Furthermore, new health information standards, whether implemented pursuant to HIPAA, Health Information Technology for Economic and Clinical Health (“HITECH”) Act, congressional action or otherwise could have a significant effect on the manner in which we handle health-related information, and the cost of complying with these standards could be significant. If we do not comply with existing or new laws and regulations related to patient health information, we could be subject to criminal or civil sanctions.
Additionally, the Federal Trade Commission (“FTC”) and many state attorneys general are interpreting existing federal and state consumer protection laws to impose evolving standards for the collection, use, dissemination and security of health-related and other personal information. Courts may also adopt the standards for fair information practices promulgated by the FTC, which concern consumer notice, choice, security and access. Consumer protection laws require us to publish statements that describe how we handle personal information and the choices individuals may have about the way we handle their personal information. If such information that we publish is considered untrue, we may be subject to government claims of unfair or deceptive trade practices, which could lead to significant liabilities and consequences. Furthermore, according to the FTC, violating consumers’ privacy rights or failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in, or affecting, commerce in violation of Section 5 of the FTC Act. Additionally, the FTC recently published an advance notice of proposed rulemaking on commercial surveillance and data security, and is seeking comment on whether it should implement new trade regulation rules or other regulatory alternatives concerning the ways in which companies (1) collect, aggregate, protect, use, analyze, and retain consumer data, as well as (2) transfer, share, sell, or otherwise monetize that data in ways that are unfair or deceptive.
Internationally, various foreign jurisdictions in which we operate have established, or are currently developing, their own data privacy and security legal frameworks with which we or our customers must comply. In certain cases, these international laws and regulations are more restrictive than many regulations in the United States. For example, within the European Union (“EU”), the General Data Protection Regulation 2016/679 (“EU GDPR”) went into effect on May 25, 2018, and introduced strict requirements for the processing of personal information of individuals. The EU GDPR governs the collection, use, disclosure, transfer, and other processing of personal information and has direct effect in all EU Member States, and has extraterritorial effect where organizations outside of the European Economic Area (“EEA”) process personal information of individuals in the EEA in relation to the offering of goods or services to those individuals (the “targeting test”) or the monitoring of their behavior (the “monitoring test”). As such, the EU GDPR applies to us to the extent we are established in an EU Member State, we are processing personal information in the context of an establishment in an EU Member State or we meet the requirements of either the targeting test or the monitoring test.

The EU GDPR imposes stringent data protection requirements on companies that fall within its scope, including inter alia: (i) contractual privacy, data protection, and data security commitments, including the requirement to implement appropriate technical and organizational measures to safeguard personal information processed; (ii) establishing means for individuals to exercise their data protection rights (e.g., the right to erasure of personal information); (iii) obligations to consider data protection as any new products or services are developed and to limit the amount of personal information processed; (iv) additional requirements pertaining to sensitive information (such as health data); (v) obligations to report certain personal data breaches to: (a) the supervisory authority without undue delay (and no later than 72 hours where feasible), and/or (b) data subjects; and (vi) enhanced requirements for obtaining valid consent from data subjects. The EU GDPR also provides that EU Member States may introduce further laws and regulations limiting the processing of genetic, biometric, or health data, which could limit our ability to collect, use, and share EU personal information, cause our compliance costs to increase, require us to change our practices, adversely impact our business, and harm our financial condition.
In addition, the EU GDPR prohibits the transfer of personal information from the EEA to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws unless the parties to the transfer have implemented specific safeguards to protect the transferred personal information. Data protection laws in the UK (as discussed below) and Switzerland impose similar restrictions. One of the primary safeguards allowing U.S. companies to import personal information from the EU and Switzerland has historically been certification to the EU-U.S. Privacy Shield framework, which is administered by the U.S. Department of Commerce, and the Swiss-U.S. Privacy Shield framework, respectively. However, in July 2020, the Court of Justice of the EU in the Schrems II decision limited how organizations could lawfully transfer personal information from the EEA to the United States by invalidating the EU-U.S. Privacy Shield for purposes of international transfers. Similarly, the Swiss-U.S. Privacy Shield framework was declared as inadequate by the Swiss Federal Data Protection and Information Commissioner in light of the Schrems II decision. The Schrems II decision also led to a requirement for companies to carry out a transfer privacy impact assessment, which among other things, assesses laws governing access to personal information in the recipient country and considers whether supplementary measures that provide privacy protections additional to those provided under EU Standard Contractual Clauses (“SCCs”) will need to be implemented to ensure an essentially equivalent level of data protection to that afforded in the EEA.
Moreover, new versions of the SCCs (new “EU SCCs”), now the primary safeguard available for the lawful transfer of personal information from the EU to the U.S., were adopted in June 2021. These new EU SCCs impose onerous obligations on contracting parties and must be used in all new contracts going forward (where there are restricted transfers of personal information), with existing contracts entered into before September 27, 2021 required to be updated by December 27, 2022. As such, any transfers by us or our vendors of personal information from the EU may not comply with European data protection law, may increase our exposure to the EU GDPR’s heightened sanctions for violations of its cross-border data transfer restrictions, and may reduce demand from companies subject to European data protection laws.
Furthermore, on October 7, 2022, the U.S. President introduced an executive order to facilitate a new Trans-Atlantic Data Privacy Framework, which is the new EU-U.S. adequacy mechanism following Privacy Shield. On December 13, 2022, the European Commission also published its draft adequacy decision which stated that the new executive order and Trans-Atlantic Data Privacy Framework is able to meet the concerns raised in Schrems II. If the draft adequacy decision is approved by the European Commission and implemented, the agreement will facilitate the transatlantic flow of personal information and provide additional safeguards to data transfer mechanisms (including EU SCCs and Binding Corporate Rules) for companies transferring personal information from the EU to the U.S. However, before parties can rely on the new Trans-Atlantic Data Privacy Framework there are still legislative and regulatory steps that must be undertaken in both the EU and the U.S..
Administrative fines for non-compliance with the EU GDPR can be significant and can amount to fines of up to the greater of €20.0 million or 4% of global annual turnover, and restrictions or prohibitions on data processing. The EU GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the EU GDPR.
Relatedly, following the United Kingdom’s (“UK”) withdrawal from the EU (known as, “Brexit”), the EU GDPR has been implemented in the UK as the “UK GDPR”. The UK GDPR sits alongside the UK Data Protection Act 2018 and implements certain derogations in the EU GDPR into English law. Under the UK GDPR, companies established in the UK and companies not established in the UK but who process personal information in relation to the offering of goods or services to individuals in the UK, or to the monitoring of their behavior will be subject to the UK GDPR. The requirements of the UK GDPR are (at this time) largely aligned with those under the EU GDPR and as such, may lead to similar compliance and operational costs with potential fines for non-compliance of up to £17.5 million or 4% of global annual turnover. As a result, we are potentially exposed to two parallel data protection regimes, each of which authorizes fines and the potential for divergent enforcement actions. It should also be noted that the UK Information Commissioner’s Office (“ICO”) has published its own form of EU SCCs known as the UK International Data Transfer Agreement together with an International Data Transfer Addendum to the new EU SCCs. The ICO has also published its version of the transfer impact assessment and guidance on international transfers (although entities may choose to adopt either the EU or UK style transfer impact assessment). In terms of international data transfers between the UK and the U.S., it is understood that the UK and the U.S. are negotiating an adequacy agreement.
In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards that may legally or contractually apply to us, and other regulatory protections may lose their applicability to our business as regulations and legal proceedings continue to evolve globally. We also expect that there will continue to be new proposed laws, regulations, and industry standards relating to privacy, data protection, and information security, including in the UK (see above), where we have business operations. We cannot predict the scope of any such future laws, regulations, and standards that may be applicable to us, or how courts, agencies, or data protection authorities might interpret current ones. It is possible that these laws and other obligations may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the functionality of our solutions.
Compliance with privacy, data protection, and information security laws, regulations, and other obligations is costly, and we may encounter difficulties, delays, or significant expenses in connection with our compliance, or because of our customers’ need to comply or our customers’ interpretation of their own legal requirements. For example, as previously disclosed in the Current Report on Form 8-K we filed with the SEC on August 4, 2022, in connection with the cybersecurity event we experienced on May 4, 2022, we provided breach notification to fewer than 350 individuals as required by applicable law. Additionally, as discussed further in the section entitled “Legal Proceedings” in Note 14, Commitments and Contingencies, of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K, we are currently and have in the past been subject to certain class action lawsuits asserting, among other allegations, claims of violation of the Illinois Biometric Information Privacy Act.
In addition, any future event that results in the failure or perceived failure by us to comply with laws, regulations, policies, legal or contractual obligations, industry standards, or regulatory guidance relating to privacy or data security could result in governmental investigations and enforcement actions, litigation, fines and penalties, exposure to indemnification obligations or other liabilities, and adverse publicity, all of which could have an adverse effect on our reputation, as well as our business, financial condition, and operating results.
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
Our IT systems and third-party cloud services are potentially vulnerable to cyber-attacks, including ransomware, or other data security incidents, by employees or others, which may expose sensitive data to unauthorized persons. In addition, we have a large number of employees working remotely, which number may continue to grow, and such arrangements may involve increased use of office equipment off premises, which may make our systems more susceptible to security breaches or breach attempts. As previously disclosed, on May 4, 2022, we determined that certain of our information technology systems were affected by ransomware impacting certain internal systems. Upon detecting the security event, we took immediate steps designed to contain the incident and implement its business continuity plans to restore and support continued operations. We contained the incident and restored substantially all of its critical information technology systems. We do not believe the security event will have a material adverse effect on its business, operating results, cash flow or financial condition.
Future data security incidents could lead to the loss of trade secrets or other intellectual property, or to the public exposure of sensitive and confidential information of our employees, customers, suppliers, and others, any of which could have a material adverse effect on our business, operating results, cash flow, or financial condition. Moreover, the current and/or a future security breach or privacy violation that leads to disclosure or modification of, or prevents access to, patient information, including personally identifiable information or protected health information, could harm our reputation, result in litigation, compel us to comply with federal and/or state breach notification laws, subject us to mandatory corrective action, require us to verify the correctness of database contents, and otherwise subject us to liability under laws and regulations that protect personal information, resulting in increased costs or loss of revenues. For additional information, see the risk factor captioned “We are subject to laws, regulations, and other legal obligations related to privacy, data protection, and information security, and the costs of compliance with, and potential liability associated with, our actual or perceived failure to comply with such obligations could harm our business” above for additional information.
We sell certain solutions that receive, store, and process our customers’ data. For example, our Inventory Optimization Service solution combines a cloud-based predictive intelligence platform with expert services designed to monitor pharmacy operations and recommend opportunities to help improve efficiency, regulatory compliance, and patient outcomes. As another example, our EnlivenHealth Patient Engagement platform is a private cloud-based solution that supports improving patient adherence goals through a single web-based platform that hosts functionality to guide and track patient notes, interventions, and appointments. These solutions require that we maintain an information technology infrastructure that is robust and reliable within competitive and regulatory constraints that continue to evolve. Operational malfunctions, including loss of customer data or power or telecommunications infrastructure outages, or an effective attack on our solutions could disrupt the proper functioning of our solutions, allow unauthorized access to sensitive and confidential information of our customers (including protected health information), and disrupt our customers’ operations, which could result in reduced quality of services and contract liability or claims by customers and other third parties. In addition to the risks and impacts noted above, any of these events could damage our reputation or cause our solutions to be perceived as having security vulnerabilities and reduce demand, which could have a material adverse effect on our business, operating results, cash flow, or financial condition. These risks are likely to increase as we continue to grow our cloud-based offerings, including in support of the industry vision of the Autonomous Pharmacy, and as we receive, store, and process more of our customers’ data.
While we have implemented a number of security measures designed to protect our systems and data, including firewalls, antivirus and malware detection tools, patches, log monitors, routine back-ups, system audits, routine password modifications, and disaster recovery procedures, and have designed certain security features into our solutions, we and our third party service providers regularly defend against and respond to data security incidents and such measures may not be adequate or implemented properly to prevent or fully address the adverse effect of such events. In some cases, we may be unaware of an incident or its magnitude and effects as breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm. In addition, while we possess insurance that currently includes coverage for cyber-attacks, we have seen a trend where the amount of coverage being offered by insurance providers for such cyber-attacks is decreasing while the cost of obtaining such coverage is increasing. If this trend continues, the insurance coverage we possess may not be adequate or the cost to obtain such coverage may become prohibitive.
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
Any failure to prevent such security breaches or privacy violations, or implement satisfactory remedial measures, could require us to expend significant resources to investigate security breaches and notify affected individuals, remediate any damage, disrupt our operations or the operations of our customers, damage our reputation or cause us incur costs to manage public relations issues, damage our relationships with our customers, or expose us to a risk of financial loss, litigation, regulatory penalties, contractual indemnification obligations, or other liability.
We may fail to realize the potential benefits of acquired businesses, which could negatively affect our business, operating results, cash flow, or financial condition.
We have in the past acquired businesses, and expect to continue to seek to acquire businesses, technologies, or products in the future. For example, we acquired FDS Amplicare in September 2021, ReCept and MarkeTouch Media, each in December 2021, respectively, and Hub and Spoke Innovations in January 2022. We cannot provide assurance that any acquisition or future transaction we complete will result in long-term benefits to us or our stockholders, or that we will be able to effectively integrate or manage the acquired businesses, including FDS Amplicare, ReCept, MarkeTouch Media, or Hub and Spoke Innovations.
These transactions may involve significant challenges, uncertainties, and risks, including:
•difficulties in combining previously separate businesses into a single unit and the complexity of managing a more dispersed organization as sites are acquired;
•difficulties in right-sizing organizations and gaining synergies across acquired operations;

•complying with regulatory requirements, such as those of the U.S. Food and Drug Administration (“FDA”), the U.S. Drug Enforcement Administration (“DEA”), or state boards of pharmacy, that we were not previously subject to;
•failure to understand and compete effectively in markets in which we have limited previous experience;
•substantial costs and diversion of management’s attention when evaluating and negotiating such transactions and then integrating an acquired business, including any unforeseen delays and expenditures that may result;
•incurring additional debt in connection with the financing of an acquisition;
•discovery, after completion of the acquisition, of liabilities assumed or internal control, regulatory or compliance issues in acquisitions that are broader in scope and magnitude or are more difficult to manage than originally assumed or identified;
•difficulties assimilating and retaining key personnel of an acquired business;
•failure to achieve anticipated benefits such as revenue enhancements and operational and cost efficiencies;
•difficulties in integrating newly acquired products and solutions in our offerings, or inability or failure to provide high quality service, expand bookings and sales, or effectively coordinate sales and marketing efforts after the acquisition;
•inability to maintain business relationships with customers and suppliers of newly acquired companies due to post-acquisition disruption;
•inability or failure to successfully integrate financial reporting and information technology systems; and
•other additional risks relating to legal, regulatory or tax matters.
If we are not able to successfully integrate or manage the acquired businesses and their operations, or if there are delays in combining the businesses, the anticipated benefits of the acquisition may not be realized fully or at all or may take longer to realize than expected and our business, operating results, cash flow, or financial condition may be negatively impacted.
If goodwill or other intangible assets that we recorded in connection with our prior acquisitions become impaired, we could be required to take significant charges against earnings.
In connection with the accounting for the 340B Link Business acquisition in October 2020, the FDS Amplicare acquisition in September 2021, and the ReCept and MarkeTouch Media acquisitions, each in December 2021, respectively, we recorded a significant amount of goodwill and other intangible assets. In addition, for our prior acquisitions of Aesynt and MTS Medication Technologies, Inc. (“MTS”), we continue to maintain a significant amount of goodwill and intangible assets, and for Avantec Healthcare Limited, Mach4 Automatisierungstechnik GmbH, and ateb, we continue to maintain a significant amount of goodwill. As of December 31, 2022, we had recorded approximately $976.1 million net of accumulated amortization, in goodwill and intangible assets, in connection with past acquisitions. Under GAAP, we must assess, at least annually and potentially more frequently, whether the value of goodwill and other indefinite-lived intangible assets has been impaired. Intangible assets subject to amortization will be assessed for impairment in the event of an impairment indicator. Any reduction or impairment of the value of goodwill or other intangible assets will result in a charge against earnings, which could materially adversely affect our operating results and shareholders’ equity in future periods.
The healthcare industry is subject to legislative and regulatory changes, as well as financial constraints and consolidation, which could adversely affect the demand for our products and services.
The healthcare industry has faced, and will likely continue to face, significant financial constraints. U.S. government legislation and program rulemaking may cause customers to postpone purchases of our products due to reductions in federal healthcare program reimbursement rates and/or needed changes to their operations in order to meet the requirements of legislation or in anticipation of future rulemaking. For example, the Budget Control Act of 2011, among other things, resulted in reductions in payments to Medicare providers of 2% per fiscal year, which went into effect on April 1, 2013 and, following a temporary suspension during the COVID-19 pandemic that expired on July 1, 2022, will remain in effect into 2031 unless additional Congressional action is taken. Additionally, the American Taxpayer Relief Act of 2012, among other things, reduced Centers for Medicare & Medicaid Services (“CMS”) payments to several types of providers, including hospitals, and increased the statute of limitations period for the government to recover Medicare overpayments to providers from three to five years. Our automation solutions often involve a significant financial commitment from our customers and, as a result, our ability to grow our business is largely dependent on our customers’ capital and operating budgets. To the extent current or proposed legislation and program rules promote spending on other initiatives or healthcare providers’ spending declines or increases more slowly than we anticipate, demand for our products and services could decline.

In addition, certain healthcare legislation and regulations may be challenged from time to time, in an effort to modify or repeal that legislation or those regulations. For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”), which was passed in March 2010 and substantially changed the way healthcare is financed by both governmental and private insurers, has been subject to numerous judicial, legislative, and regulatory efforts to replace it or to alter its interpretation or implementation. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the law. It is unclear how this decision, and other efforts to challenge, repeal, replace, or otherwise modify, or alter the implementation or interpretation of the ACA will affect our business, operating results, cash flow, or financial condition.
We cannot predict the success of our business with respect to any such challenges or the effect that subsequent changes or new resulting legislation or regulations would have on our business or the healthcare industry in general. Furthermore, many existing healthcare laws and regulations, when enacted, did not anticipate the services we may provide. Any future actions or developments could adversely impact the healthcare industry, including with respect to the cost of prescription drugs, regulation of pharmacy services, the administration of the federal 340B Drug Pricing Program, changes to pharmacy reimbursement rates, or could challenge or change the way we do business, which could have an adverse impact on our business.
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
The manufacture and sale of most of our current medication management solutions products and services are not directly regulated by the FDA or the DEA, although such products and services are used by other persons (our customers) whose pharmacy, dispensing, and compounding activities may be subject to regulation by those agencies and by state boards of pharmacy. However, we manufacture and develop specifications for products classified as Class I and Class II medical devices, which are subject to FDA regulation and require compliance with the FDA Quality System Regulation as well as medical device reporting, including a sterile disposable product that required FDA 510(k) review and clearance prior to marketing and distribution. Medical devices are also subject to various other regulatory requirements, including as applicable, premarket clearance or approval, clinical trial requirements, establishment registration and device listing, complaint handling, notification and repair, replace, refund, mandatory recalls, unique device identifier (“UDI”) requirements, reports of removals and corrections, post-marketing surveillance, and device tracking. Additional products and services may require us to observe HHS regulations for credentialing of providers (pharmacists) or be subject to DEA regulations concerning the management, storing, dispensing, and disposal of, and accounting for, controlled substances, and may be regulated in the future by the FDA, DEA, or other federal agencies due to future legislative and regulatory initiatives or reforms. In addition, certain provisions of the Federal Food, Drug and Cosmetic Act (“FDCA”) related to the handling, distribution and compounding of pharmaceuticals, govern all parts of the drug distribution chain, which our customers may be required to comply with and which may influence customer demand for our products. Direct regulation of our business and products by the FDA, DEA, or other federal agencies could substantially increase the cost to produce our products or deliver our services and increase the time required to bring those products and services to market, reduce the demand for our products and services, and reduce our revenues. In addition, our customers include healthcare providers and facilities subject to regulation by the DEA, pharmacies subject to regulation by the FDA and individual state boards of pharmacy and hospitals subject to accreditation by accrediting organizations approved by the CMS, such as the Joint Commission, and the rules, regulations, and standards of such regulators and accrediting organizations. Any failure of our customers to comply with the applicable rules, regulations, and standards could reduce demand for our products or services and harm our business, competitive position, operating results, cash flow, or financial condition. Given our customers, products, services, and industry relationships, we may also be subject to rules, regulations, standards, and enforcement imposed by HHS, the U.S. Department of Justice, the HHS Office of Inspector General, CMS, the Health Resources and Services Administration, and state attorneys general, among others. As such, from time to time, we may be subject to various state or federal governmental inspections, reviews, audits and investigations to verify our compliance with governmental rules and regulations to the extent governing our products and services. The costs to respond to or defend any such reviews, audits and investigations can be significant and are likely to increase in the current enforcement environment. These audits and investigations may result in other adverse consequences, particularly if the underlying conduct is found to be pervasive or systemic. These consequences may include, but are not limited to: (1) refunding or retroactively adjusting amounts that have been paid under the relevant government program or from other payers; (2) state or federal agencies imposing significant fines, penalties and other sanctions on us; (3) losing our right to participate in certain governmental programs; and (4) damaging our reputation in various markets, which could adversely affect our ability to attract customers and employees. If these were to occur, the consequences could have a material adverse effect on our business, operating results, cash flow, or financial condition.
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
Any changes to the 340B Drug Pricing Program, such as changes to the scope of, or requirements for participation in, the 340B Program, could negatively impact our 340B Program-related services. Current litigation brought by multiple manufacturers is challenging the Health Resources and Services Administration’s requirement to offer the 340B ceiling price on drugs dispensed at contract pharmacies. The decisions that have been issued to date have been narrowly tailored and appeals have been filed in some of the cases. While the litigation is ongoing, a number of manufacturers have restricted access to the 340B ceiling price for drugs dispensed at contract pharmacies. It is not yet clear how the litigation will resolve. If 340B ceiling prices are not required to be offered for drugs dispensed at contract pharmacies or the requirements for participation by 340B covered entities make participation in the program less beneficial, our 340B Program-related offerings may become less useful to 340B covered entities, and our 340B Program-related businesses could decline, which could materially adversely affect our business, operating results, cash flow, or financial condition. Furthermore, uncertainty around the 340B Program could lead to lower levels of participation by 340B covered entities, which could reduce demand for our 340B Program-related businesses and could adversely affect our business. In addition, Congress has considered legislative changes to the 340B Program. Any legislative changes to the 340B Program could also affect our 340B Program-related services.
We must comply with anti-kickback, fraud and abuse, false claims, transparency, and other healthcare laws and regulations.
Our current and future operations are subject to various federal and state healthcare laws and regulations that affect our sales, marketing, and other promotional activities by limiting the kinds of financial arrangements we can enter into with respect to our products and services. They also impose additional administrative and compliance burdens on us. These laws include, but are not limited to, the healthcare fraud and abuse laws described in the section titled “Business - Government Regulation” above.
The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, and it is possible that some of our business activities could be subject to challenge under one or more of such laws or that such laws could be applied to our business in ways we did not anticipate. Ensuring that our business arrangements with third parties comply with applicable healthcare laws, as well as responding to investigations by government authorities (which have increased in recent years as the healthcare industry has come under greater scrutiny) can be time and resource consuming and can divert management’s attention from the business.
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
Our international operations may subject us to additional risks that can adversely affect our business, operating results, cash flow, or financial condition.
We currently have operations outside of the United States, including sales efforts centered in Canada, Europe, the Middle East, and the Asia-Pacific regions, and supply chain efforts in Asia. We intend to continue to expand our international operations, particularly in certain markets that we view as strategic, including the Middle East. Our international operations subject us to a variety of risks, including:
•our reliance on distributors for the sale of our medication management solutions outside the United States, Canada, the UK, France, and Germany;
•remaining uncertainty regarding the consequences of Brexit and the impact on markets, as well as the potential impact on: (i) our operations, (ii) our customers’ operations and capital planning, and (iii) the healthcare industry overall;
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
If we are unable to anticipate and address these risks properly our business, operating results, cash flow, or financial condition could be harmed.
Furthermore, changes in export or import regulation and other trade barriers and uncertainties may have an adverse effect on our business. For example, in recent years, the U.S. government advocated greater restrictions on trade generally and tariff increases on certain goods imported into the United States, particularly from China. We cannot predict what actions may ultimately be taken with respect to tariffs or trade relations between the United States and other countries (including China), what products may be subject to such actions, or what actions may be taken by the other countries in retaliation. The adoption and expansion of trade restrictions, the occurrence of a trade war, other governmental action related to tariffs or trade agreements or policies, or the related uncertainties, has the potential to adversely impact our ability to do business outside of the United States as well as our supply chain and costs, which could, in turn, adversely affect our business, operating results, cash flow, or financial condition.
Covenants in our A&R Credit Agreement restrict our business and operations in many ways, and if we do not effectively manage our compliance with these covenants, our financial conditions and operating results could be adversely affected.
The A&R Credit Agreement contains various customary covenants that require us to provide financial and other information reporting as well as notice upon certain events and limit or restrict our ability and/or our subsidiaries’ ability to, among other things, incur or assume liens or additional debt or provide guarantees in respect of obligations of other persons; issue redeemable preferred stock; pay dividends or distributions or redeem or repurchase capital stock; prepay, redeem, or repurchase certain debt; make loans, investments, acquisitions, and capital expenditures; enter into agreements that restrict distributions from our subsidiaries; sell assets and capital stock of our subsidiaries; enter into certain transactions with affiliates; and consolidate or merge with or into, or sell substantially all of our assets to, another person.
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
Climate change, legal, regulatory or market measures to address climate change and related emphasis on environmental, social and corporate governance (“ESG”) matters by various stakeholders may negatively affect our business and operating results.
Climate changes, such as extreme weather conditions and natural disasters or the occurrence of extreme weather conditions and natural disasters with increased frequency and severity, resulting from increased concentrations of greenhouse gases in the atmosphere, could present risks to our operations by decreasing the availability or increasing cost of materials needed for manufacturing, or increasing insurance and other operating costs. Natural disasters and extreme weather conditions, such as hurricanes, tornadoes, earthquakes, wildfires, or flooding, may also pose physical risks to our facilities and disrupt the operation of our supply chain.
In addition, increased awareness and concern over climate change may result in new or additional regional and/or federal legal or regulatory requirements designed to reduce greenhouse gas emissions and/or mitigate the effects of climate change on the environment. Currently, there continues to be a lack of consistent climate legislation, which creates economic and regulatory uncertainty. If such laws or regulations are more stringent than current legal or regulatory obligations, we may experience disruption in, or an increase in the costs associated with sourcing, manufacturing and distribution of our products, which may adversely affect our business, operating results, cash flow or financial condition.
Furthermore, regulators’, customers’, investors’, and employees’ expectations for ESG matters have been rapidly evolving and increasing. The enhanced stakeholder focus on these issues requires continuous monitoring of various and evolving standards and the associated reporting requirements. A failure to adequately meet stakeholder expectations, combined with inconsistent standards by which to measure ESG performance, may result in the loss of business, diluted market valuation, an inability to attract customers or an inability to attract and retain top talent.
Catastrophic events may disrupt our business and harm our operating results.
We rely on our network infrastructure, data centers, enterprise applications, and technology systems for the development, marketing, support, and sales of our products, and for the internal operation of our business. These systems are susceptible to disruption or failure in the event of an extreme weather condition, including earthquake, fire, flood, ice and snowstorms or other natural disasters, as well as cyber-attack, terrorist attack, telecommunications failure, epidemic or pandemic (such as the ongoing COVID-19 pandemic), or other catastrophic event. Many of these systems are housed or supported in or around our corporate headquarters located in Northern California, near major earthquake faults and which may be vulnerable to climate change effects, and where a significant portion of our research and development activities and other critical business operations take place. Other critical systems are housed in communities that have been subject to significant tropical storms such St. Petersburg, Florida, which is the location of our manufacturing facilities for our consumable medication packages, and Raleigh, North Carolina. In the future, tropical storms may be intensified or occur with increasing frequency as a result of climate change. Disruptions to, or the failure of any of these systems, and the resulting loss of critical data, which is not quickly recoverable by the effective execution of disaster recovery plans designed to reduce such disruption, could cause delays in our product development, prevent us from fulfilling our customers’ orders, and could severely affect our ability to conduct normal business operations, the result of which would adversely affect our operating results.
Our success is dependent on our ability to recruit and retain skilled and motivated personnel.
Our success is highly dependent upon the continuing contributions of our key management, sales, technical, and engineering staff, and on our ability to attract, train, and retain highly skilled and motivated personnel. As more of our products are installed in increasingly complex environments, greater technical expertise will be required. As our installed base of customers increases, we will require additional resources to meet increased demands on our customer service and support personnel. Furthermore, as we execute on the industry vision of the Autonomous Pharmacy and grow and develop our cloud-based software as a service and solution as a service offerings, more specialized expertise will be required. This growth and shift in products and offerings could lead to increased labor costs, and thereby increased costs of our products and offerings, which could result reduced customer demand and our business, operating results, cash flow, or financial condition could be materially and adversely affected. Additionally, competition for specialized and technical personnel can be intense, and the pool of suitable candidates may be limited. We may not be successful in attracting and retaining qualified personnel. If we lose the services of one or more of our key personnel, we may not be able to find a suitable replacement and our business could be materially adversely affected. Furthermore, external and internal factors (such as our continued growth) and events related to the COVID-19 pandemic (including new variants of the virus) may result in greater workloads for our employees compared to those at companies with which we compete for personnel, which may lead to higher levels of employee burnout and turnover.

Competitors have in the past attempted, and may in the future attempt, to recruit our employees. In addition, since equity compensation is a key component of our employee compensation program, any failure to receive stockholder approval for future proposed increases to the number of shares reserved for issuance under our equity incentive plans could prevent us from granting equity compensation at competitive levels and make it more difficult to attract, retain, and motivate employees, including key employees of acquired businesses. Failure to attract and retain key personnel could harm our competitive position, operating results, and financial condition.
Our failure to protect our intellectual property rights could negatively affect our ability to compete.
Our success depends in part on our ability to obtain patent protection for technology and processes, and our ability to preserve our trademarks, copyrights, and trade secrets. We have pursued patent protection in the United States and foreign jurisdictions for technology that we believe to be proprietary and for technology that we find offers us a potential competitive advantage for our products. We intend to continue to pursue such protection in the future. Our issued patents relate to various features of our medication management solutions and medication packaging systems. We cannot assure you that we will file any patent applications in the future and that any of our patent applications will result in issued patents, or that, if issued, such patents will provide significant protection for our technology and processes or a competitive advantage. Furthermore, we cannot assure you that such patents will not be challenged or invalidated or that others will not design around the patents we own. All of our system software is copyrighted and subject to the protection of applicable copyright laws; however, the laws of certain foreign countries do not protect our proprietary rights as effectively as they do in the U.S. Despite our efforts to protect our proprietary rights, there can be no assurance that our efforts to protect our proprietary rights are or will be adequate. that competitors will not independently develop similar technology, and that unauthorized parties will not attempt to copy aspects of our products or obtain and use information that we regard as proprietary, which could harm our competitive position.
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
We have developed and implemented strategies in an effort to mitigate the impact of price fluctuations, shortages, or other disruptions of supply, but these strategies, particularly in a prolonged inflationary environment, may only offset a portion of the adverse impact. We carry some inventory of critical components and are otherwise working to secure supplies necessary to ensure fulfillment of customer demand, but global shortages could result in our need to secure supplies at higher costs as well as manufacturing delays. We have recently experienced increased delays in shipments of various components used in the manufacture of our products, particularly with regard to semiconductor chips. As a result, we have sought alternate sources of certain components, which may be at a higher cost or lower quality. Because semiconductor chips continue to be subject to an ongoing and significant shortage, our ability to source components that use semiconductor chips has been adversely affected. These supply interruptions have resulted in increased component delivery lead times and increased costs to obtain components with available semiconductor chips. As the semiconductor chip shortage continues, or other shortages may continue, the production of our products may be impacted. If we or our suppliers are unable to obtain components from third parties in the quantities and of the quality that we require, on a timely basis and at acceptable prices, we may not be able to deliver our products on a timely or cost-effective basis to our customers, or it may lead to us delivering products that are of a lower quality that may result in increased repair and replacement costs, which could harm our business and reputation, operating results, cash flow, and financial condition. We have also seen a period of sustained price increases for commodities used in the manufacture of our products that may continue as demand increases and supply remains constrained, which has resulted in, and may continue to result in, increased costs for Omnicell and thereby potentially lower profit margins. If the costs of these commodities increase or remain elevated, it could adversely affect Omnicell’s business, operating results, cash flow, or financial condition.

We depend on a limited number of suppliers for our products, and our business may suffer if we were required to change suppliers to obtain an adequate supply of components, equipment, and raw materials on a timely basis.
Although we generally use parts and components for our products with a high degree of modularity, certain components are presently available only from a single source or limited sources. We rely on a limited number of suppliers for the raw materials necessary to produce our consumable medication packages. While we have generally been able to obtain adequate supplies of all components and raw materials in a timely manner from existing sources, or where necessary, from alternative sources, we entered into relationships with new suppliers in connection with the launch of our XT Series products. We engage multiple single source third-party manufacturers to build several of our sub-assemblies. The risks associated with changing to alternative vendors, if necessary, for any of the numerous components used to manufacture our products could limit our ability to manufacture our products or result in the use of substitute components in our products that could lead to additional complexity or cost in maintaining our products and thereby harm our business. Due to our reliance on a few single source partners to build our hardware sub-assemblies and on a limited number of suppliers for the raw materials that are necessary in the production of our consumable medication packages, a reduction or interruption in supply from our partners or suppliers, or a significant increase in the price of one or more components could have an adverse impact on our business, operating results, cash flow, or financial condition. In certain circumstances, the failure of any of our suppliers or us to perform adequately could result in quality control issues affecting end users’ acceptance of our products, which could damage customer relationships and harm our business.
Our U.S. government lease agreements are subject to annual budget funding cycles and mandated changes, which may affect our ability to recognize revenues and sell receivables based on such leases.
Prior to September 2021, U.S. government customers that leased our equipment typically signed contracts with five-year payment terms that are subject to one-year government budget funding cycles. Effective September 2021, the government has mandated changes in its Federal Supply Services contract that has resulted in our determination not to enter into future leases with U.S. government customers. Our existing leases with U.S. government customers are unaffected by this change. As a result, our volume of U.S. government customer leases will decline over time and cease in the future. The failure of any of our U.S. government customers to receive their annual funding, or the government mandating changes to the Federal Supply Services contract, could impair our ability to sell equipment to these customers or to sell our U.S. government receivables to third-party leasing companies. In addition, the ability to collect payments on unsold receivables could be impaired and may result in a write-down of our unsold receivables from U.S. government customers. The balance of our unsold leases to U.S. government customers was $19.0 million as of December 31, 2022.
If we fail to manage our inventory properly, our revenue, gross margin, and profitability could suffer.
Managing our inventory of components and finished products is a complex task. A number of factors, including, but not limited to, the need to maintain a significant inventory of certain components that are in short supply, especially in response to the current semiconductor chip shortage, or that must be purchased in bulk to obtain favorable pricing, the general unpredictability of demand for specific products and customer requests for quick delivery schedules, may result in us maintaining large amounts of inventory. Other factors, including changes in market demand, customer requirements, and technology, may cause our inventory to become obsolete. Any excess or obsolete inventory could result in inventory write-downs, which in turn could harm our business, operating results, cash flow, or financial condition.
Intellectual property claims against us could harm our competitive position, operating results, and financial condition.
We expect that developers of medication management solutions and medication packaging systems will be increasingly subject to infringement claims as the number of products and competitors in our industry grows and the functionality of products in different industry segments overlaps. In the future, third parties may claim that we have infringed upon, misappropriated, or otherwise violated their intellectual property rights with respect to current or future products. We do not carry special insurance that covers intellectual property infringement claims, however, such claims may be covered under our traditional insurance policies. These policies contain terms, conditions, and exclusions that make recovery for intellectual property infringement claims difficult to guarantee. Any infringement claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert management’s attention and resources, cause product shipment delays, or require us to enter into royalty or licensing agreements. These royalty or licensing agreements, if required, may not be available on terms acceptable to us, or at all, which could harm our competitive position, operating results, and financial condition.
Product liability claims against us could harm our competitive position, operating results, and financial condition.
Our products include medication management solutions and medication adherence products and services for healthcare systems and pharmacies. Despite the presence of healthcare and pharmacy professionals as intermediaries between our products and patients, if our products fail to provide accurate and timely information or operate as designed, customers, patients, or their family members could assert claims against us for product liability. Moreover, failure of health care facility and pharmacy employees to use our products for their intended purposes could result in product liability claims against us. Litigation with respect to product liability claims, regardless of any outcome, could result in substantial cost to us, divert management’s attention from operations, and decrease market acceptance of our products. We possess a variety of insurance policies that include coverage for general commercial liability and technology errors and omissions liability. We attempt to mitigate these risks through contractual terms negotiated with our customers. However, these policies and protective contractual terms may not be adequate against product liability claims and in the past we have been subject to certain lawsuits asserting, among other allegations, claims of product liability. A successful claim brought against us, or any claim or product recall that results in negative publicity about us, could harm our competitive position, operating results, and financial condition. Also, in the event that any of our products is defective, we may be required to recall or redesign those products, which could result in increased costs and have an adverse impact on our results of operation.
We are dependent on technologies provided by third-party vendors, the loss of which could negatively and materially affect our ability to market, sell, or distribute our products.
Some of our products incorporate technologies owned by third parties that are licensed to us for use, modification, and distribution. If we lose access to third-party technologies or we lose the ongoing rights to modify and distribute these technologies with our products, we will have to devote resources to independently develop, maintain, and support the technologies ourselves, pay increased license costs, or transition to another vendor. Any independent development, maintenance, or support of these technologies by us or the transition to alternative technologies could be costly, time consuming, and could delay our product releases and upgrade schedules. These factors could negatively and materially affect our ability to market, sell, or distribute our products.
Investment in new business strategies and initiatives could disrupt ongoing business and present risks not originally contemplated.
We have invested, and in the future may invest, in new business strategies or initiatives, including with respect to our software as a service or solution as a service subscription products and services or other subscription and cloud-based offerings. Such endeavors may involve significant risks and uncertainties, including distraction of management from current operations, lack of expertise to effectively execute such strategies or initiatives, insufficient revenue to offset liabilities assumed and expenses associated with a strategy or initiative, inadequate return of capital, and unidentified issues not discovered in our due diligence. These new ventures may be inherently risky and may not be successful. Even if successful, they may not have the projected or actual impact that we initially expected or that recoups our initial investment. As a result, such initiatives may materially adversely affect our business, operating results, cash flow, or financial condition.
Risks Related to Ownership of Our Common Stock
The market price of our common stock may continue to be highly volatile.
Our common stock traded between $182.77 and $46.11 per share during the year ended December 31, 2022. The market price of our common stock has been and may continue to be highly volatile in response to various factors discussed in this “Risk Factors” section, many of which are beyond our control, including:
•actual or anticipated changes in our operating results or forecasts, and whether our operating results meet our publicly announced guidance or expectations of securities analysts or investors;
•changes in the ratings of our common stock by securities analysts or changes in their earnings estimates;
•changes in our business model and initiatives, such as our ongoing transition to focus on a subscription-based business model and our ongoing restructuring initiative to contain costs;
•developments in our customer relationships;
•changes in our Board of Directors, senior management, or key personnel;
•announcements by us or our competitors of technological innovations or new products;
•mergers, acquisitions, combinations, and other significant transactions involving us or our competitors;
•our sale of our common stock or other securities;
•level of demand for our common stock, and actions by stockholders or short sellers of our common stock;
•changes in laws or regulations applicable to our products or services;

•our involvement in any litigation or investigations by government authorities, including litigation judgments, settlements, or other litigation-related costs;
•cyber events, such as the ransomware incident we experienced in May 2022;
•epidemics, pandemics, or other major public health crises, such as the ongoing COVID-19 pandemic; or
•general economic, regulatory, political and market conditions.
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
•our ability to control costs, including operating expenses, and continue cost reduction efforts, such as our restructuring initiative;
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
If financial or industry analysts have difficulty understanding the changes to our business model, or we fail to meet (or significantly exceed) our publicly announced financial guidance, our stock price and trading volume could decline.
We are transitioning to focus on a subscription-based business model, which industry or financial analysts that publish reports about our business, may not have historically reflected, or may not accurately reflect in the future. As a result, analysts’ ability to accurately forecast our results may be negatively impacted and it may be more likely that we fail to meet their estimates. As a result, if our financial results fail to meet (or significantly exceed) our publicly announced financial guidance or the expectations of analysts or investors, analysts could downgrade our common stock or publish unfavorable research that could cause our stock price or trading volume to decline, potentially significantly.
Raising additional capital may cause dilution to our existing stockholders, restrict our operations or harm our business, operating results, cash flow, or financial condition.
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
If we are unable to raise additional funds through equity or debt financing when needed, our ability to market, sell, or distribute our products and/or fund our operations may be negatively impacted and could harm our business, operating results, cash flow, or financial condition.
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
Risk Factors Related to Our Notes
Conversion of the Notes may dilute the ownership interest of our stockholders, depress the price of our common stock or, if the conditional conversion feature of the Notes is triggered, adversely affect our business, operating results, cash flow, or financial condition.
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

Prior to May 15, 2025, if a circumstance that permits early conversion occurs, holders of the Notes will be entitled to convert their Notes at any time during specified periods at their option. During the three months ended December 31, 2022, none of the conditional conversion features of the Notes were triggered, and therefore, the Notes are not convertible during the first quarter of 2023, commencing on January 1, 2023, but the notes may be convertible in the future.
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
General Risk Factors
Changes in our tax rates, exposure to additional tax liabilities, or the adoption of new tax legislation could adversely affect our business, operating results, cash flow, or financial condition.
We are subject to taxes in the United States and foreign jurisdictions in which we operate. Our future effective tax rates could be affected by several factors, many of which are outside of our control, including: changes in the mix of earnings with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in federal, state, and international tax laws or their interpretation, adjustments to income tax expense upon the finalization of tax returns, changes in tax attributes, or changes in accounting principles. We regularly assess the likelihood of adverse outcomes to determine the adequacy of our provision for taxes. We are also subject to examination of our income tax returns by the Internal Revenue Service and other tax authorities. There can be no assurance that the outcomes from these examinations will not materially adversely affect our business, operating results, cash flow, or financial condition. Forecasting our estimated annual effective tax rate is complex and subject to uncertainty, and there may be a material difference between the forecasted and the accrued effective tax rates, especially due to the volatility and uncertainty of global economic conditions resulting from the COVID-19 pandemic. Any increase in our effective tax rate would reduce our profitability.
Failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could cause our stock price to decline.
Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the United States Securities and Exchange Commission (“SEC”) require annual management assessments of the effectiveness of our internal control over financial reporting, and a report by our independent registered public accounting firm attesting to the effectiveness of internal control. If we fail to maintain effective internal control over financial reporting, as such standards are modified, supplemented, or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting. Should that occur, we may not be able to accurately report our financial results, prevent fraud, or file our periodic reports in a timely manner, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price. In addition, our failure to timely file our periodic reports could eventually result in the delisting of our common stock, regulatory sanctions from the SEC, and/or the breach of the terms contained in our credit facility, or any preferred equity or debt securities we may issue in the future, any of which could have a material adverse impact on our operations and your investment in our common stock.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
There are currently no unresolved issues with respect to any SEC staff’s written comments.
ITEM 2.    PROPERTIES
Our headquarters are located in a leased facility in Santa Clara, California. The following is a list of our material leased facilities and their primary functions:

Site	Major Activity	Approximate Square Footage
St. Petersburg, Florida	Administration, marketing, research and development, sales, and manufacturing	167,700
Warrendale, Pennsylvania	Manufacturing and research and development	107,400
Cranberry Township, Pennsylvania	Administration, marketing, research and development, sales, technical support, and training	89,550
Irlam, United Kingdom	Administration, sales, marketing, and distribution center	61,000
Milpitas, California	Manufacturing	46,300
Waukegan, Illinois	Technical services, support, training, and repair center	38,500
Fort Worth, Texas	Administration, sales, marketing, and research and development	34,400
Santa Clara, California	Administration, marketing, and research and development	32,492
Bochum, Germany	Administration, sales, marketing, distribution, and manufacturing center	19,000
We also have smaller rented facilities in Boston, Massachusetts; Strongsville, Ohio; Austin, Texas; Houston, Texas; Grapevine, Texas; New York, New York; Germany; France; Italy; the People’s Republic of China; the United Arab Emirates; Australia; and the United Kingdom.
We believe that these facilities are sufficient for our current operational needs and that suitable additional space will be available on commercially reasonable terms to accommodate expansion of our operations, if necessary.
For additional information regarding our obligations pursuant to operating leases, refer to Note 13, Lessee Leases, of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.
ITEM 3.    LEGAL PROCEEDINGS
Refer to the information set forth under “Legal Proceedings” in Note 14, Commitments and Contingencies, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for Our Common Stock
Our common stock is traded on the NASDAQ Global Select Market under the symbol “OMCL.”
Stockholders
There were 76 registered stockholders of record as of February 22, 2023. A substantially greater number of stockholders are beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.
Dividend Policy
We have never declared or paid any cash dividends on our common stock. We currently expect to retain any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.
Performance Graph
The following graph compares total stockholder returns for Omnicell’s common stock for the past five years to three indexes: the NASDAQ Composite Index, the NASDAQ Health Care Index, and the NASDAQ Health Services Index. The graph assumes $100 was invested in each of Omnicell’s common stock, the NASDAQ Composite Index, the NASDAQ Health Care Index, and the NASDAQ Health Services Index as of the market close on December 31, 2017. The total return for Omnicell’s common stock and for each index assumes the reinvestment of all dividends, although cash dividends have never been declared on Omnicell’s common stock, and is based on the returns of the component companies weighted according to their capitalization as of the end of each annual period.
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
12/17
12/18
12/19
12/20
12/21
12/22
Omnicell, Inc.
NASDAQ Composite
NASDAQ Health Care
NASDAQ Health Services

_________________________________________________
(1)$100 invested on December 31, 2017 in stock or index, including reinvestment of dividends.
(2)This section is not deemed “soliciting material” or to be “filed” with the SEC and is not to be incorporated by reference into any filing of Omnicell, Inc. under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

	Year Ended December 31,
	2017	2018	2019	2020	2021	2022
Omnicell, Inc.	$100.00	$126.27	$168.49	$247.46	$372.04	$103.96
NASDAQ Composite	100.00	97.16	132.81	192.47	235.15	158.65
NASDAQ Health Care	100.00	83.86	92.88	118.12	106.27	79.91
NASDAQ Health Services	100.00	136.52	208.19	343.37	256.81	166.30
Stock Repurchase Program
During the year ended December 31, 2022, we repurchased approximately 389,300 shares of our common stock under the repurchase programs at an average price of $134.11 per share for an aggregate purchase price of approximately $52.2 million. Refer to Note 16, Stock Repurchase Programs, of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for additional information.
ITEM 6.    [Reserved]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related Notes in this Annual Report on Form 10-K. This discussion and analysis may contain forward-looking statements based upon our current expectations and assumptions that involve risks and uncertainties. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under Item 1A, “Risk Factors,” and elsewhere in this Annual Report on Form 10-K. Unless otherwise stated, references in this Annual Report to particular years or quarters refer to our fiscal year and the associated quarters of those fiscal years.
We have elected to omit discussion of the earliest of the three years covered by the Consolidated Financial Statements presented. Such omitted discussion can be found under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, located in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 25, 2022, for reference to discussion of the fiscal year ended December 31, 2020, the earliest of the three fiscal years presented.
OVERVIEW
Our Business
Omnicell, a leader in transforming the pharmacy care delivery model, is committed to solving the critical challenges inherent in medication management and elevating the role of clinicians within healthcare as an essential component of care delivery. Omnicell is focused on not only helping its customers optimize medication management in each setting of care, but also placing the patient at the center and helping its customers optimize medication management across all care settings from inpatient to outpatient. We are doing so with an industry-leading medication management intelligent infrastructure to equip and empower pharmacists and pharmacies with the ability to focus on clinical care rather than administrative tasks. This intelligent infrastructure provides the critical foundation for customers to realize the industry vision of the Autonomous Pharmacy, a vision defined by pharmacy leaders for improving operational efficiencies and ultimately targeting zero-error medication management.
Facilities worldwide use our automation and analytics solutions to increase operational efficiency, reduce medication errors, deliver actionable intelligence, and improve patient safety. Institutional and retail pharmacies across North America and the United Kingdom leverage our innovative medication adherence and population health solutions to improve patient engagement and adherence to prescriptions, helping to reduce costly hospital readmissions. We sell our product and consumable solutions together with related service offerings. Revenues generated in the United States represented 90% of our total revenues for the year ended December 31, 2022.
Over the past several years, our business has expanded from a single-point solution to a platform of products and services that will help to further advance the industry vision of the Autonomous Pharmacy. This expansion has resulted in larger deal sizes across multiple products, services, and implementations for customers and, we believe, more comprehensive, valuable, and enduring relationships. As our business evolves, we continue to evaluate the metrics and methods we use to measure the success of our business.
We utilize bookings as an indicator of the success of our business. We define bookings generally as: (i) the value of non-cancelable contracts for our connected devices, software products, and Advanced Services (although, for those Advanced Services contracts without a minimum commitment, bookings only include the amount of revenue that has been recognized once the services have been provided); and (ii) for our consumables, the value of orders placed through our Omnicell Storefront online platform or through written or telephonic orders. We typically exclude technical services and other less significant items ancillary to our products and services, such as freight revenue from bookings. As noted, the portfolio of products, solutions and services we offer has evolved. As a result, the ordering process for certain of our solutions has also evolved. For example, orders for certain of our solutions may not include a purchase order. Connected devices and software license bookings are recorded as revenue upon customer acceptance of the installation or receipt of goods. Revenues from Advanced Services bookings are recorded over the contractual term. Bookings decreased by 13%, from $1.217 billion in 2021 to $1.054 billion in 2022, primarily driven by reduced demand for connected devices, partially offset by strong demand for Advanced Services offerings and the impact of acquisitions.
We generally provide installation planning and consulting as part of most connected device product sales, which is typically included in the initial price of the solution. To help ensure the maximum availability of our systems, our customers typically purchase technical services contracts (maintenance and support) in increments of one to five years. In addition to connected device product sales, we provide a range of services to our customers. We also provide Advanced Services such as Central Pharmacy Dispensing Service (service portion), IV Compounding Service (service portion), EnlivenHealth, Specialty

Pharmacy Services, 340B solutions, Inventory Optimization Service, and other software solutions, which typically are provided over 2-7 years.
The following table summarizes each revenue category:

Revenue Category	Revenue Type	Income Statement Classification	Included in Bookings
Connected devices, software licenses, and other	Nonrecurring	Product	Yes (1)
Consumables	Recurring	Product	Yes
Technical services	Recurring	Service	No
Advanced Services (2) (3)	Recurring	Service	Yes
_________________________________________________
(1)    Certain other insignificant revenue streams ancillary to our products and services, such as freight revenue, are not included in bookings.
(2)    Includes Central Pharmacy Dispensing Service (service portion), IV Compounding Service (service portion), EnlivenHealth, Specialty Pharmacy Services, 340B solutions, Inventory Optimization Service, and other software solutions.
(3)    For those Advanced Services contracts without a minimum commitment, bookings only include the amount of revenue that has been recognized once the services have been provided.
Our full-time employee headcount was approximately 4,230 on December 31, 2022, an increase of approximately 430 employees since December 31, 2021. In November 2022, we announced a restructuring plan intended to reduce our global workforce across a majority of our functions affecting approximately 350 employees. The majority of employees impacted by this restructuring event were included in our headcount as of December 31, 2022 with termination dates in early 2023.
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
Business Strategy
The U.S. spent a total of $577 billion on prescription drugs that accounted for 14% of National Health Expenditures in 2021, and prescription drugs impact the vast majority of patients in virtually all settings of care. We believe there are significant challenges facing the practice of pharmacy today including, but not limited to, labor shortages, medication errors, drug shortages, medication loss due to drug diversion, significant medication waste and expiration costs, a high level of manual processes, complexity around compliance requirements, high healthcare worker turnover rates affecting tenure and expertise, hospitalizations from adverse drug events in outpatient settings, high variability in outcomes, and limited inventory visibility. Each of these challenges can translate into a major economic impact for hospitals and health systems. We believe that these significant challenges to the practice of pharmacy drive demand for increased digitization, visibility, and insights that our solutions enable, and that our solutions therefore present large opportunities.
In an effort to address these challenges and deliver solutions to help drive positive medication management outcomes, we believe a combination of technology, expertise and intelligence is needed in each care setting and across the entire continuum of care. We are focused on delivering solutions to help drive these medication management outcomes with outstanding customer experience through a mature channel in four market categories:
•Point of Care. As a market leader, we expect to continue expansion into this product market as customers increase use of our dispensing systems in more areas within their hospitals. Should labor shortages continue to challenge the delivery of healthcare services, we believe that deploying solutions and workflows that are intended to save nursing time is essential. We are more than halfway through the replacement, upgrade, and expansion cycle of older models of automated dispensing systems with our XT Series within our customer base, which we believe remains a significant market opportunity. We have been successful in market expansion through competitive conversions and we expect this success to continue. We also believe there is an opportunity for us to expand the offering and define a new standard for dispensing systems in perioperative settings. We believe our current solutions within the Point of Care market and new innovation and services will continue to help customers drive improved outcomes.
•Central Pharmacy and IV Compounding. This market represents the beginning of the medication management process in acute care settings, and, we believe, it is a significant automation opportunity for high volumes of manual, repetitive, and error-prone processes that are often common in pharmacies today. Manual medication dispensing processes are usually labor intensive, error-prone, and may lead to excess medication waste and expirations for our healthcare partners. Automating the central pharmacy dispensing process should enable customers to reallocate pharmacy labor, enhance dispensing accuracy and patient safety, and reduce medication waste and expirations. Likewise, the manual compounding of sterile IV preparations can be error-prone and create significant patient safety risks, and outsourcing sterile IV compounding could lead to increased medication costs. As a result, we believe IV automation provides a significant opportunity to enhance patient safety and reduce costs. Because adoption of our Central Pharmacy and IV automation solution is still nascent, we believe that the implementation of new solutions (as well as upgrading older technology) will be accelerated by combining technology, expertise, and intelligence into a comprehensive offering that is designed to deliver improved outcomes. We anticipate that these bundled solutions will become more critical as health systems continue to face labor shortages, increased financial pressure, and supply chain disruptions.
•Specialty Pharmacy and 340B Program. We believe that health systems will invest in more revenue-generating activities that are intended to improve patient outcomes by utilizing specialty pharmacies and the 340B Drug Pricing Program, which allow hospitals and health systems to stretch federal resources and expand patient access to healthcare by requiring manufacturers participating in Medicaid to sell outpatient drugs at discounted prices to healthcare organizations. Specialty drugs are used for treatment of complex conditions and often require intensive patient management and specialized workflows for dispensing and care coordination. Specialty medications are projected to account for 60% of U.S. total spending on medications, with total spending projected to be approximately $420 billion in 2025. Specialty pharmacies serve as the connection between patients, prescribing physicians, and payers and work to streamline access and adherence to these specialty drugs. We believe a solution that addresses start-up and managed services for health systems that is designed to optimize their specialty pharmacy programs and the related pharmaceutical aspects of patient care will help ensure continuity of care and should contribute to the revenue and profitability of those organizations. We believe that a fully optimized specialty pharmacy operation represents one of the largest economic opportunities for hospitals and health systems.
•Retail, Institutional, and Payer. We believe the Retail, Institutional, and Payer market represents a significant opportunity as healthcare evolves. A majority of all prescription drugs are distributed in the non-acute sector. The COVID-19 pandemic accelerated the shift of certain primary care from hospitals and physician offices to other, more convenient settings, such as retail pharmacies and the home (including through telehealth technologies). New technologies and updated state board regulations appear to be spurring innovation by retail pharmacies, which, combined with the move to value-based care, we believe will drive the adoption of solutions that are intended to help providers and payers engage patients in new ways that improve patient care, reduce the total cost of care, and lead to more profitable operations. Because of the complexity of relationships between payers and providers, as well as the large number of retail pharmacies, including a significant number of independent pharmacies, we believe a network of established relationships between payers, providers and pharmacies will also be important.
COVID-19 Update
We continue to monitor the COVID-19 pandemic and ongoing impacts on the Company. At the outset of the COVID-19 pandemic, many health systems faced financial and operational pressures which we believe led our customers to delay or defer purchasing decisions and/or implementation of our solutions. However, it currently appears that the COVID-19 pandemic is no longer directly impacting our customers’ buying patterns. We believe that the challenges our customers have faced during the COVID-19 pandemic, including the need for robust visibility throughout their pharmacy supply chains, have increased the strategic relevance of our products and services.
The COVID-19 pandemic continues to evolve and there remains uncertainty regarding the continuing impact of the pandemic, including the impact of new variants of the COVID-19 virus, on the U.S. and world economies, as well as on our business. We continue to monitor this dynamic situation and may adjust our outlook as appropriate. The ongoing impact of the COVID-19 pandemic, and the resulting increased economic and demand uncertainty, may adversely affect our business, operating results, cash flow, financial condition, and liquidity (including increased borrowing costs or other costs of capital). However, under current circumstances, we believe that our financial position and resources will allow us to manage the anticipated impact of the COVID-19 pandemic on our business for the foreseeable future.
Ransomware Incident
On May 4, 2022, we determined that certain of our information technology systems were affected by ransomware impacting certain internal systems. Upon detecting the security event, we took immediate steps designed to contain the incident and implement our business continuity plans to restore and support continued operations. We have contained the incident and restored substantially all of our critical information technology systems. As a result of the ransomware incident, (i) invoicing was delayed, which impacted the timing of cash collections and free cash flow within the year, and (ii) we experienced customer implementation delays during the year as we recovered from the impacts of the ransomware incident. Substantially all delayed implementations due to the ransomware incident have been completed as of the end of the year. Furthermore, any delayed or impacted processes have returned to normal operations. We do not believe the security event will have a material adverse effect on our business, operating results, cash flow, or financial condition.
Acquisitions
On January 10, 2022, we completed the acquisition of Hub and Spoke Innovations Limited (“Hub and Spoke Innovations”), pursuant to the terms and conditions of the Share Purchase Agreement, dated January 10, 2022, by and among Omnicell Limited (a wholly-owned subsidiary of the Company), Hub and Spoke Innovations Limited, and certain beneficial stockholders specified therein for a base purchase price of £2.5 million (approximately $3.4 million based on the exchange rate in effect at the acquisition date), prior to customary adjustments for closing cash, net working capital, and assumed indebtedness. The Hub and Spoke Innovations acquisition is expected to complement Omnicell’s total solution technology portfolio for retail pharmacy in the United Kingdom to help pharmacies improve workflows, offer patients 24/7 access to their medications and provide enhanced patient care. The results of the operations of Hub and Spoke Innovations have been included in our consolidated results of operations beginning January 10, 2022.
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
On December 29, 2021, we completed the acquisition of ReCept Holdings, Inc., (“ReCept”), which was subsequently renamed Omnicell Specialty Pharmacy Services, Inc., pursuant to the terms and conditions of the Agreement and Plan of Merger, dated December 1, 2021, by and among Omnicell, Inc., ReCept Holdings, Inc., Redfish Acquisition Corp, and the representative of the securityholders for a base purchase price of $100.0 million, prior to customary adjustments for closing cash, net working capital, and assumed indebtedness. The addition of ReCept’s specialty pharmacy management services, now a part of the Company’s Specialty Pharmacy Services, for health systems, provider groups, and federally qualified health centers expands Omnicell’s Advanced Services portfolio in an effort to address the growing and complex specialty pharmacy market. The results of the operations of ReCept have been included in our consolidated results of operations beginning December 29, 2021.
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
It is probable the entity will collect the consideration to which it will be entitled in exchange for the goods or services that will be transferred to the customer. We perform a credit check for all significant customers or transactions and where collectability is not probable, payment in full or a substantial down payment prior to shipment is typically required to help ensure the full agreed upon contract price will be collected.
Distinct goods or services are identified as performance obligations. A series of distinct goods or services that are substantially the same and that have the same pattern of transfer to the customer are considered a single performance obligation. Where a good or service is determined not to be distinct, we combine the good or service with other promised goods or services until a bundle of goods or services that is distinct is identified. To identify our performance obligations, we consider all products or services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices. When performance obligations are included in separate contracts, we consider an entire customer arrangement to determine if separate contracts should be considered combined for the purposes of revenue recognition. Most of our sales, other than renewals of support and maintenance, contain multiple performance obligations, with a combination of hardware systems, software products, consumables, support and maintenance, and professional services.
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
We recognize revenue when the performance obligation has been satisfied by transferring a promised good or service to a customer. The good or service is transferred when or as the customer obtains control of the good or service. Determining when control transfers requires management to make judgments that affect the timing of revenues recognized. Generally, for products requiring a complex implementation, control passes when the product is installed and ready for use. For all other products, control generally passes when product has been shipped and title has passed. For maintenance contracts and certain other services, including Advanced Services provided on a subscription basis, control passes to the customer over time, generally ratably over the service term as we provide a stand-ready service for the customer’s equipment. Time and material services transfer control to the customer at the time the services are provided. The portion of the transaction price allocated to our unsatisfied performance obligations are recorded as deferred revenues.
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
We optimize cash flows by selling a majority of our non-U.S. government sales-type leases, other than Advanced Services sales-type leases, to third-party leasing finance companies on a non-recourse basis. We have no obligation to the leasing company once the lease has been sold. Some of our sales-type leases, mostly those relating to U.S. government hospitals, and those associated with financed service contracts related to certain Advanced Services products, including Central Pharmacy Dispensing Service and IV Compounding Service, are retained in-house.
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
Software Development Costs for Internal Use
We capitalize costs related to computer software developed or obtained for internal use in accordance with Accounting Standards Codification (“ASC”) 350-40, Internal-Use Software. Software developed or obtained for internal use includes certain costs for the development of our subscription and cloud-based offerings sold to customers, as well as enterprise-level business and finance software customized to meet specific operational needs. Costs incurred in the application development phase are capitalized and amortized over their useful lives, which is generally five years. Costs recognized in the preliminary project phase and the post-implementation phase are expensed as incurred.
Software Development Costs for External Use
We capitalize certain software development costs in accordance with ASC 985-20, Costs of Software to Be Sold, Leased, or Marketed, under which those costs incurred subsequent to the establishment of technological feasibility may be capitalized and amortized over the estimated lives of the related products. We establish technological feasibility when we complete a detail program design or a working model. We amortize development costs over the estimated lives of the related products, which is generally five years. All development costs prior to the completion of a detail program design or a working model are recognized as research and development expense.
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
Certain building lease agreements include rental payments subject to change annually based on fluctuations in various indexes (i.e., Consumer Price Index (“CPI”), Retail Price Index, and other international indexes). Certain data center lease agreements include rental payments subject to change based on usage and CPI fluctuations. The changes based on usage and indexes are treated as variable lease costs and recognized in the period in which the obligation for those payments was incurred.
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
Goodwill and Acquired Intangible Assets
Goodwill
We assess goodwill for impairment on an annual basis on the first day of the fourth quarter of each year at the reporting unit level. This assessment is also performed whenever there is a change in circumstances that indicates the carrying value of goodwill may be impaired. We have one reporting unit, which is the same as our operating segment. A qualitative assessment is initially made to determine whether it is necessary to perform quantitative testing. A qualitative assessment includes, among others, consideration of: (i) past, current, and projected future earnings and equity; (ii) recent trends and market conditions; and (iii) valuation metrics involving similar companies that are publicly-traded and acquisitions of similar companies, if available. If this qualitative assessment indicates that it is more likely than not that impairment exists, or if we decide to bypass this option, we proceed to the quantitative assessment. The quantitative assessment involves a comparison between the estimated fair value of our reporting unit with its carrying amount including goodwill. If the carrying value exceeds estimated fair value, we will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill.
To determine the reporting unit’s fair value under the quantitative approach, we use a combination of income and market approaches, such as estimated discounted future cash flows of the reporting unit, multiples of earnings or revenues, and analysis of recent sales or offerings of comparable entities. We also consider our market capitalization on the date of the analysis to ensure the reasonableness of our reporting unit’s fair value.
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

The fair value of restricted stock units (“RSUs”) and restricted stock awards (“RSAs”) is based on the stock price on the grant date. The RSUs and RSAs are subject to a service vesting condition and are recognized on a straight-line basis over the requisite service period.
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
Accounting for Income Taxes
We record an income tax provision for (benefit from) the anticipated tax consequences of the reported results of operations. In accordance with ASC 740, Income Taxes, the provision for (benefit from) income taxes is computed using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the periods in which those tax assets and liabilities are expected to be realized or settled. In the event that these tax rates change, we will incur a benefit or detriment on our income tax expense in the period of enactment. If we were to determine that all or part of the net deferred tax assets are not realizable in the future, we will record a valuation allowance that would be charged to earnings in the period such determination is made.
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
RESULTS OF OPERATIONS
Total Revenues

	Year Ended December 31,		Change in
	2022	2021	$	%

	(Dollars in thousands)
Product revenues	$903,222	$812,512	$90,710	11%
Percentage of total revenues	70%	72%
Services and other revenues	392,725	319,506	73,219	23%
Percentage of total revenues	30%	28%
Total revenues	$1,295,947	$1,132,018	$163,929	14%
Product revenues represented 70% and 72% of total revenues for the years ended December 31, 2022 and 2021, respectively. Product revenues increased by $90.7 million, due to increased customer demand, primarily within our automated dispensing systems business, as well as increased revenues from our IV Compounding Service and Central Pharmacy Dispensing Service.
Services and other revenues represented 30% and 28% of total revenues for the years ended December 31, 2022 and 2021, respectively. Services and other revenues include revenues from technical services and Advanced Services offerings. Services and other revenues increased by $73.2 million, primarily due to growth in our Advanced Services, including incremental Advanced Services revenues from our recent acquisitions of FDS Amplicare, ReCept, and MarkeTouch Media. The increase was partially offset by a decrease in revenues from 340B solutions primarily due to impacts from decreasing provider utilization of the 340B program as a result of recent drug manufacturer actions.
Our international sales represented 10% of total revenues for both of the years ended December 31, 2022 and 2021, and are expected to be affected by foreign currency exchange rate fluctuations. We are unable to predict the extent to which revenues in future periods will be impacted by changes in foreign currency exchange rates.
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

	Year Ended December 31,		Change in
	2022	2021	$	%

	(Dollars in thousands)
Cost of revenues:
Cost of product revenues	$493,626	$422,855	$70,771	17%
As a percentage of related revenues	55%	52%
Cost of services and other revenues	213,334	154,510	58,824	38%
As a percentage of related revenues	54%	48%
Total cost of revenues	$706,960	$577,365	$129,595	22%
As a percentage of total revenues	55%	51%

Gross profit	$588,987	$554,653	$34,334	6%
Gross margin	45%	49%
Cost of revenues for the year ended December 31, 2022 compared to the year ended December 31, 2021 increased by $129.6 million, of which $70.8 million was attributed to the increase in cost of product revenues and $58.8 million was attributed to the increase in cost of services and other revenues.
The increase in cost of product revenues was primarily driven by the increase in product revenues of $90.7 million for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase was also driven by inventory-related costs due to inflationary impacts, higher employee-related and travel expenses due to increased headcount, as well as an increase in employee-related expenses for restructuring initiatives. This increase was partially offset by the benefits associated with economies of scale due to higher volumes during the year ended December 31, 2022 compared to the year ended December 31, 2021.
The increase in cost of services and other revenues was primarily driven by the increase in services and other revenues of $73.2 million, including incremental revenues from our recent acquisitions, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The cost of service and other revenues grew at a faster pace than our service and other revenues primarily due to additional investments in our service business to support new service solutions, the impact of lower 340B solutions revenues, and the mix of service revenues recognized during the year ended December 31, 2022.
The overall decrease in gross margin primarily relates to additional investments in our business, including our service solutions, the impact of lower 340B solutions revenues, and the mix of service revenues recognized in the quarter, as well as inflationary impacts on inventory-related costs and higher employee-related and travel expenses. The decrease is partially offset by higher revenues for the year ended December 31, 2022 due to increased customer demand as well as benefits associated with economies of scale due to higher volumes. Our gross profit for the year ended December 31, 2022 was $589.0 million, as compared to $554.7 million for the year ended December 31, 2021.
Operating Expenses and Interest and Other Income (Expense), Net

	Year Ended December 31,		Change in
	2022	2021	$	%

	(Dollars in thousands)
Operating expenses:
Research and development	$104,969	$75,716	$29,253	39%
As a percentage of total revenues	8%	7%
Selling, general, and administrative	486,341	389,430	96,911	25%
As a percentage of total revenues	38%	34%
Total operating expenses	$591,310	$465,146	$126,164	27%
As a percentage of total revenues	46%	41%

Interest and other income (expense), net	$(130)	$(23,500)	$23,370	(99)%
Research and Development. Research and development expenses increased by $29.3 million for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase was primarily attributed to an increase in employee-related expenses of approximately $19.6 million due to increased headcount to support the continued development of our intelligent infrastructure and incremental headcount from recent acquisitions, as well as an increase of $3.5 million in employee-related expenses for restructuring initiatives.
Selling, General, and Administrative. Selling, general, and administrative expenses increased by $96.9 million for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase was primarily due to an increase of approximately $42.4 million in employee-related expenses primarily related to increased headcount, including the incremental headcount from recent acquisitions, as well as an increase of $9.6 million in employee-related expenses for restructuring initiatives. The increase was also driven by an increase in spending on travel and meetings of $7.6 million, an increase in intangible asset amortization expense of $7.0 million, an increase in shipping and handling costs of $6.4 million, an increase in consulting expenses of $3.5 million, an increase in spending on software of $4.1 million, an increase in trade show expenses of $4.0 million, and increases in other operating expenses. In addition, we incurred impairment and abandonment charges to operating lease right-of-use assets of $9.4 million and ransomware-related expenses, net of insurance recoveries, of $2.0 million during the year ended December 31, 2022. The increase was partially offset by a decrease of $10.6 million in acquisition related expenses.
Interest and Other Income (Expense), Net. Interest and other income (expense), net, changed by $23.4 million for the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily driven by a $18.1 million decrease in other expenses and a $5.3 million increase in other income. The decrease in other expenses during the year ended December 31, 2022 compared to the year ended December 31, 2021 is primarily due to the adoption of Accounting Standards Update (“ASU”) 2020-06, effective January 1, 2022, which eliminated the imputed interest expense recognized on our convertible senior notes (refer to Note 1, Organization and Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information). The increase in other income during the year ended December 31, 2022 compared to the year ended December 31, 2021 is primarily attributable to benefits from certain arrangements outside of our normal course of business, as well as higher interest income received due to higher interest rates.

Benefit from Income Taxes

	Year Ended December 31,		Change in
	2022	2021	$	%

	(Dollars in thousands)
Benefit from income taxes	$(8,101)	$(11,842)	$3,741	(32)%
Effective tax rate on earnings	330%	(18)%
We recorded an income tax benefit of $8.1 million on a loss before provision for income taxes of $2.5 million, which resulted in an effective tax rate of 330% for the year ended December 31, 2022 compared to an income tax benefit of $11.8 million on income before provision for income taxes of $66.0 million, which resulted in a negative effective tax rate of 18% for the year ended December 31, 2021. The 2022 annual effective tax rate differed from the statutory tax rate of 21%, primarily due to a favorable impact of the research and development credits, excess tax benefit from share-based compensation, and foreign-derived intangible income (“FDII”) deduction, partially offset by an unfavorable impact from non-deductible compensation charges and global intangible low-taxed income (“GILTI”) inclusion.
Effective January 1, 2022, the Tax Cuts and Jobs Act of 2017 eliminated the ability to deduct research and development expenditures and required those expenditures to be amortized. While this change has not materially impacted our effective tax rate, the provision has impacted our cash flows and increased the amount of cash taxes we pay.
Refer to Note 17, Income Taxes, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information.
LIQUIDITY AND CAPITAL RESOURCES
We had cash and cash equivalents of $330.4 million at December 31, 2022, compared to $349.1 million at December 31, 2021. All of our cash and cash equivalents are invested in bank accounts and money market funds held in sweep and asset management accounts with major financial institutions.
Our cash position and working capital at December 31, 2022 and 2021 were as follows:

	December 31,
	2022	2021

	(In thousands)
Cash and cash equivalents	$330,362	$349,051
Working capital (deficit) (1)	$453,366	$(95,456)
_________________________________________________
(1)    The working capital deficit balance as of December 31, 2021 was primarily due to the classification of our convertible senior notes as a current rather than long-term liability. Refer to Note 11, Convertible Senior Notes, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information.
Our ratio of current assets to current liabilities was 2.1:1 and 0.9:1 at December 31, 2022 and 2021, respectively.
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
As of December 31, 2022, there was no outstanding balance for the Revolving Credit Facility and we were in full compliance with all covenants. Refer to Note 10, Debt and Credit Agreement, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information. We expect to use future loans under the Revolving Credit Facility, if any, for working capital, potential acquisitions, and other general corporate purposes.
Uses of Cash
Our future uses of cash are expected to be primarily for working capital, capital expenditures, and other contractual obligations. We also expect a continued use of cash for potential acquisitions and acquisition-related activities, as well as repurchases of our common stock.
The 2016 Repurchase Program has a total of $2.7 million remaining for future repurchases as of December 31, 2022, which may result in additional use of cash. During the first quarter of 2022, the 2014 Repurchase Program was completed. During the year ended December 31, 2022, we repurchased approximately 389,300 shares of our common stock under the repurchase programs at an average price of $134.11 per share for an aggregate purchase price of approximately $52.2 million. There were no stock repurchases during the year ended December 31, 2021. Refer to Note 16, Stock Repurchase Programs, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information.
Based on our current business plan and backlog, we believe that our existing cash and cash equivalents, our anticipated cash flows from operations, cash generated from the exercise of employee stock options and purchases under our Employee Stock Purchase Plan (“ESPP”), along with the availability of funds under the Revolving Credit Facility will be sufficient to meet our cash needs for working capital, capital expenditures, potential acquisitions, and other contractual obligations for at least the next twelve months. For periods beyond the next twelve months, we also anticipate that our net operating cash flows plus existing balances of cash and cash equivalents will suffice to fund the continued growth of our business.
Cash Flows
The following table summarizes, for the periods indicated, selected items in our Consolidated Statements of Cash Flows:

	Year Ended December 31,
	2022	2021

	(In thousands)
Net cash provided by (used in):
Operating activities	$77,781	$231,809
Investing activities	(58,669)	(412,498)
Financing activities	(20,953)	47,363
Effect of exchange rate changes on cash and cash equivalents	(944)	(974)
Net decrease in cash, cash equivalents, and restricted cash	$(2,785)	$(134,300)
Operating Activities
We expect cash from our operating activities to fluctuate in future periods as a result of a number of factors, including the timing of our billings and collections, our operating results, and the timing of other liability payments.
Net cash provided by operating activities was $77.8 million for the year ended December 31, 2022, primarily consisting of net income of $5.6 million adjusted for non-cash items of $145.6 million, offset by changes in assets and liabilities of $73.5 million. The non-cash items primarily consisted of depreciation and amortization expense of $86.9 million, share-based compensation expense of $68.2 million, amortization of operating lease right-of-use assets of $12.2 million, impairment and abandonment of operating lease right-of-use assets related to facilities of $9.4 million, amortization of debt issuance costs of $4.2 million, and a change in deferred income taxes of $37.3 million. Changes in assets and liabilities include cash outflows from (i) an increase in accounts receivable and unbilled receivables of $60.4 million primarily due to an increase in billings driven by overall business growth and the timing of shipments as well as collections, (ii) an increase in inventories of $30.1 million primarily to support forecasted sales, including advanced purchases of certain components, such as semiconductors, as well as higher costs of inventory and timing of shipments, (iii) an increase in investment in sales-type leases of $15.4 million primarily due to the increase in sales-type lease revenues associated with certain Advanced Services products, (iv) a decrease in operating lease liabilities of $13.8 million, (v) a decrease in accounts payables of $7.8 million primarily due to an overall decrease in spending during the fourth quarter of 2022, including inventory spending, as well as timing of payments, and (vi) an increase in prepaid expenses of $4.7 million. These cash outflows were partially offset by (i) an increase in deferred revenues of $24.5 million primarily due to an increase in billings for certain service and subscription offerings, (ii) an increase in accrued liabilities of $16.7 million primarily due to an increase in taxes payable and an increase in general liabilities, (iii) a decrease in other current assets of $6.4 million, (iv) a decrease in other long-term assets of $5.0 million, (v) a decrease in prepaid commissions of $4.3 million, and (vi) an increase in accrued compensation of $2.4 million.
Net cash provided by operating activities was $231.8 million for the year ended December 31, 2021, primarily consisting of net income of $77.8 million adjusted for non-cash items of $157.3 million, offset by changes in assets and liabilities of $3.3 million. The non-cash items primarily consisted of depreciation and amortization expense of $73.0 million, share-based compensation expense of $53.2 million, amortization of discount on convertible senior notes of $18.6 million, amortization of operating lease right-of-use assets of $11.9 million, amortization of debt issuance costs of $3.4 million, and a change in deferred income taxes of $3.3 million. Changes in assets and liabilities include cash outflows from (i) an increase in accounts receivable and unbilled receivables of $41.0 million primarily due to an increase in billings driven by overall business growth and the timing of shipments as well as collections, (ii) an increase in inventories of $25.7 million to support forecasted sales, including advanced purchases of certain components, and higher costs of inventory, (iii) a decrease in other long-term liabilities of $14.9 million primarily due to a $6.2 million release of a certain net unrecognized tax benefit as a result of effective settlement with the tax authorities, as well as the release of deferral of certain payroll taxes related to the Coronavirus Aid, Relief and Economic Security Act, (iv) a decrease in operating lease liabilities of $12.5 million, (v) an increase in prepaid commissions of $6.9 million primarily due to timing of bookings and revenue recognition due to larger deal sizes across multiple products, services, and implementations for customers, (vi) an increase in prepaid expenses of $5.7 million, and (vii) an increase in other long-term assets of $3.3 million. These cash outflows were partially offset by (i) an increase in accrued liabilities of $34.9 million primarily due to an increase in rebates and lease buyout liabilities, (ii) an increase in accounts payables of $29.1 million primarily due to an overall increase in spending, including inventory spending, as well as timing of payments, (iii) an increase in deferred revenues of $24.2 million primarily due to an increase in billings driven by the timing of shipments in order to meet customers’ implementation schedules and recognition of revenues for products requiring installation, (iv) an increase in accrued compensation of $12.3 million primarily due to an increase in accrued commissions, as well as timing of payroll, (v) a decrease in investment in sales-type leases of $3.3 million, and (vi) a decrease in other current assets of $2.8 million.
Investing Activities
Net cash used in investing activities was $58.7 million for the year ended December 31, 2022, which consisted of capital expenditures of $47.5 million for property and equipment, $13.2 million for costs of software development for external use, and $3.4 million consideration paid for the acquisition of Hub and Spoke Innovations, net of cash acquired, partially offset by purchase price adjustments from business acquisitions of $5.5 million.
Net cash used in investing activities was $412.5 million for the year ended December 31, 2021, which consisted of $354.2 million consideration paid for our 2021 acquisitions, net of cash acquired, capital expenditures of $29.0 million for property and equipment, and $29.4 million for costs of software development for external use.
Financing Activities
Net cash used in financing activities was $21.0 million for the year ended December 31, 2022, primarily due to $52.2 million for repurchases of our stock and $13.5 million in employees’ taxes paid related to restricted stock unit vesting, partially offset by $40.2 million in proceeds from employee stock option exercises and ESPP purchases and a net increase in the customer funds balances of $4.6 million.
Net cash provided by financing activities was $47.4 million for the year ended December 31, 2021, primarily due to $67.3 million in proceeds from employee stock option exercises and ESPP purchases, partially offset by $16.3 million in employees’ taxes paid related to restricted stock unit vesting and a net decrease in the customer funds balances of $3.7 million.

Contractual Obligations
Contractual obligations as of December 31, 2022 were as follows:

	Payments Due By Period
	Total	2023	2024 - 2025	2026 - 2027	2028 and thereafter

	(In thousands)
Operating leases (1)	$57,842	$13,280	$21,486	$15,936	$7,140
Purchase obligations (2)	159,710	146,301	13,251	150	8
Convertible senior notes (3)	579,313	1,438	577,875	—	—
Total (4)	$796,865	$161,019	$612,612	$16,086	$7,148
_________________________________________________
(1)Commitments under operating leases relate primarily to leased office buildings, data centers, office equipment, and vehicles. Refer to Note 13, Lessee Leases, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information.
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
(3)We issued convertible senior notes in September 2020 that are due in September 2025. The obligations presented above include both principal and interest for these notes. Although these notes mature in 2025, they may be converted into cash and shares of our common stock prior to maturity if certain conditions are met. Any conversion prior to maturity can result in repayment of the principal amounts sooner than the scheduled repayment as indicated in the table above. Refer to Note 11, Convertible Senior Notes, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information.
(4)Refer to Note 14, Commitments and Contingencies, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks related to fluctuations in foreign currency exchange rates and interest rates.
Foreign Currency Exchange Risk
We operate in foreign countries which expose us to market risk associated with foreign currency exchange rate fluctuations between the U.S. dollar and various foreign currencies, the most significant of which are the British Pound and the Euro. In order to manage foreign currency risk, at times we enter into foreign exchange forward contracts to mitigate risks associated with changes in spot exchange rates of mainly non-functional currency denominated assets or liabilities of our foreign subsidiaries. In general, the market risk related to these contracts is offset by corresponding gains and losses on the hedged transactions. By working only with major banks and closely monitoring current market conditions, we seek to limit the risk that counterparties to these contracts may be unable to perform. We do not enter into derivative contracts for trading purposes. As of December 31, 2022, we did not have any outstanding foreign exchange forward contracts.
Interest Rate Fluctuation Risk
We are exposed to interest rate risk through our borrowing activities. As of December 31, 2022, there was no outstanding balance under the A&R Credit Agreement, and the net carrying amount under our convertible senior notes was $566.6 million. Although our convertible senior notes are based on a fixed rate, changes in interest rates could impact the fair value of such notes. As of December 31, 2022, the fair market value of our convertible senior notes was $501.4 million. Refer to Note 5, Fair Value of Financial Instruments, and Note 11, Convertible Senior Notes, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information.
We have used, and in the future we may use, interest rate swap agreements to protect against adverse fluctuations in interest rates by reducing our exposure to variability in cash flows relating to interest payments on a portion of our outstanding debt. We do not hold or issue any derivative financial instruments for speculative trading purposes. As of December 31, 2022, we did not have any outstanding interest rate swap agreements.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Report of Independent Auditors and Consolidated Financial Statements are included in Item 15 of this Annual Report on Form 10-K beginning on page F-1 and are incorporated herein by reference.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2022 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 using the criteria for effective internal control over financial reporting as described in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO Criteria). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2022.
Deloitte & Touche LLP, an independent registered public accounting firm, has issued its attestation report on our internal control over financial reporting as of December 31, 2022, which is included in Part IV, Item 15 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the year ended December 31, 2022.
ITEM 9B.    OTHER INFORMATION
None.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III
Certain information required by Part III is omitted from this Annual Report on Form 10-K because the registrant will file with the United States Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A in connection with the solicitation of proxies for Omnicell’s Annual Meeting of Stockholders expected to be held in May 2023 (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information included therein is incorporated herein by reference.
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
ITEM 16.    FORM 10-K SUMMARY
None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Omnicell, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Omnicell, Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2023, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
The Company records write-downs for excess and slow-moving inventory based on the Company’s estimate of demand for its products, potential obsolescence of technology, product life cycles, and whether pricing trends or forecasts indicate that the carrying value of inventory exceeds its estimated selling price. These estimates require management judgment and are impacted by market and economic conditions, technology changes, and new product introductions. The Company’s consolidated inventory balance is $147.5 million as of December 31, 2022.
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
•    We evaluated whether the excess and obsolete inventory may be understated by evaluating write-off activity of inventory subsequent to December 31, 2022.
Capitalized Software - Internal Software Development Costs — Refer to Notes 1 and 7 to the financial statements
Critical Audit Matter Description
The Company capitalizes certain costs related to computer software developed or obtained for internal use when costs are incurred in the application development phase and amortizes these costs over the estimated lives of the software. The determination of whether a project’s software development costs are capitalized or expensed could have a significant impact on the financial statements. The Company capitalized $33.0 million of costs related to the application development of enterprise-level software and its subscription and cloud-based offerings in the year ended December 31, 2022.
We identified management’s determination of internal capitalized software development costs to be a critical audit matter. Evaluating the Company’s determination of the project and related software development activities to be capitalized under relevant accounting guidance, including the extent to which software development costs incurred were capitalized, required subjective auditor judgment.
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
•    For a sample of software development projects, we tested the timing of software development cost recognition as either a capitalized or an expensed development cost. We also inquired of project managers and engineers regarding when application development was reached and observed the new features developed in the working model.
/s/ Deloitte & Touche LLP
San Jose, California
March 1, 2023
We have served as the Company’s auditor since 2014.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Omnicell, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Omnicell, Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated March 1, 2023, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP

San Jose, California
March 1, 2023

OMNICELL, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021

	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$330,362	$349,051
Accounts receivable and unbilled receivables, net of allowances of $5,153 and $5,272, respectively	299,469	240,894
Inventories	147,549	119,924
Prepaid expenses	27,070	22,499
Other current assets	77,362	48,334
Total current assets	881,812	780,702
Property and equipment, net	93,961	71,141
Long-term investment in sales-type leases, net	32,924	18,391
Operating lease right-of-use assets	38,052	48,549
Goodwill	734,274	738,900
Intangible assets, net	242,906	277,616
Long-term deferred tax assets	22,329	15,883
Prepaid commissions	59,483	63,795
Other long-term assets	105,017	127,519
Total assets	$2,210,758	$2,142,496

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$63,389	$71,513
Accrued compensation	73,455	71,130
Accrued liabilities	172,655	133,167
Deferred revenues, net	118,947	112,196
Convertible senior notes, net	—	488,152
Total current liabilities	428,446	876,158
Long-term deferred revenues	37,385	20,194
Long-term deferred tax liabilities	2,095	51,705
Long-term operating lease liabilities	39,405	39,911
Other long-term liabilities	6,719	7,839
Convertible senior notes, net	566,571	—
Total liabilities	1,080,621	995,807
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value, 100,000 shares authorized; 55,030 and 54,073 shares issued; 44,747 and 44,179 shares outstanding, respectively	55	54
Treasury stock at cost, 10,283 and 9,894 shares outstanding, respectively	(290,319)	(238,109)
Additional paid-in capital	1,046,760	1,024,580
Retained earnings	390,728	368,571
Accumulated other comprehensive loss	(17,087)	(8,407)
Total stockholders’ equity	1,130,137	1,146,689
Total liabilities and stockholders’ equity	$2,210,758	$2,142,496
The accompanying notes are an integral part of these Consolidated Financial Statements.

OMNICELL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2022	2021	2020

	(In thousands, except per share data)
Revenues:
Product revenues	$903,222	$812,512	$636,031
Services and other revenues	392,725	319,506	256,177
Total revenues	1,295,947	1,132,018	892,208
Cost of revenues:
Cost of product revenues	493,626	422,855	354,004
Cost of services and other revenues	213,334	154,510	124,912
Total cost of revenues	706,960	577,365	478,916
Gross profit	588,987	554,653	413,292
Operating expenses:
Research and development	104,969	75,716	70,161
Selling, general, and administrative	486,341	389,430	307,605
Total operating expenses	591,310	465,146	377,766
Income (loss) from operations	(2,323)	89,507	35,526
Interest and other income (expense), net	(130)	(23,500)	(6,177)
Income (loss) before provision for income taxes	(2,453)	66,007	29,349
Benefit from income taxes	(8,101)	(11,842)	(2,845)
Net income	$5,648	$77,849	$32,194
Net income per share:
Basic	$0.13	$1.79	$0.76
Diluted	$0.12	$1.62	$0.74
Weighted-average shares outstanding:
Basic	44,398	43,475	42,583
Diluted	45,891	47,943	43,743
The accompanying notes are an integral part of these Consolidated Financial Statements.

OMNICELL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2022	2021	2020

	(In thousands)
Net income	$5,648	$77,849	$32,194
Other comprehensive income (loss):
Foreign currency translation adjustments	(8,680)	(2,885)	3,924
Other comprehensive income (loss)	(8,680)	(2,885)	3,924
Comprehensive income (loss)	$(3,032)	$74,964	$36,118
The accompanying notes are an integral part of these Consolidated Financial Statements.

OMNICELL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
	Shares	Amount	Shares	Amount

	(In thousands)
Balances as of December 31, 2019	51,277	$51	(9,145)	$(185,074)	$780,931	$258,792	$(9,446)	$845,254
Net income	—	—	—	—	—	32,194	—	32,194
Other comprehensive income	—	—	—	—	—	—	3,924	3,924
Share-based compensation	—	—	—		44,697	—	—	44,697
Issuance of common stock under employee stock plans	1,400	2	—	—	54,268	—	—	54,270
Tax payments related to restricted stock units	—	—	—	—	(8,738)	—	—	(8,738)
Stock repurchases	—	—	(749)	(53,035)	—	—	—	(53,035)
Equity component of convertible senior note issuance, net of issuance costs	—	—	—	—	97,830	—	—	97,830
Purchase of convertible note hedge	—	—	—	—	(100,625)	—	—	(100,625)
Sale of warrants	—	—	—	—	51,290	—	—	51,290
Tax benefits related to convertible senior notes and convertible note hedge	—	—	—	—	706	—	—	706
Cumulative effect of a change in accounting principle related to credit losses	—	—	—	—	—	(264)	—	(264)
Balances as of December 31, 2020	52,677	53	(9,894)	(238,109)	920,359	290,722	(5,522)	967,503
Net income	—	—	—	—	—	77,849	—	77,849
Other comprehensive loss	—	—	—	—	—	—	(2,885)	(2,885)
Share-based compensation	—	—	—	—	53,160	—	—	53,160
Issuance of common stock under employee stock plans	1,396	1	—	—	67,347	—	—	67,348
Tax payments related to restricted stock units		—	—	—	(16,286)	—	—	(16,286)
Balances as of December 31, 2021	54,073	54	(9,894)	(238,109)	1,024,580	368,571	(8,407)	1,146,689
Net income	—	—	—	—	—	5,648	—	5,648
Other comprehensive loss	—	—	—	—	—	—	(8,680)	(8,680)
Stock repurchases	—	—	(389)	(52,210)	—	—	—	(52,210)
Share-based compensation	—	—	—	—	68,247	—	—	68,247
Issuance of common stock under employee stock plans	957	1	—	—	40,181	—	—	40,182
Tax payments related to restricted stock units	—	—	—	—	(13,506)	—	—	(13,506)
Cumulative effect of a change in accounting principle related to convertible debt	—	—	—	—	(72,742)	16,509	—	(56,233)
Balances as of December 31, 2022	55,030	$55	(10,283)	$(290,319)	$1,046,760	$390,728	$(17,087)	$1,130,137
The accompanying notes are an integral part of these Consolidated Financial Statements.

OMNICELL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021	2020

	(In thousands)
Operating Activities
Net income	$5,648	$77,849	$32,194
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	86,931	72,990	61,067
Loss on disposal of property and equipment	678	433	267
Share-based compensation expense	68,247	53,160	44,697
Deferred income taxes	(37,316)	(3,272)	(6,546)
Amortization of operating lease right-of-use assets	12,238	11,941	10,528
Impairment and abandonment of operating lease right-of-use assets related to facilities	9,382	—	—
Impairment of externally and internally developed capitalized software, net	1,275	—	—
Amortization of debt issuance costs	4,164	3,440	1,597
Amortization of discount on convertible senior notes	—	18,608	4,766
Changes in operating assets and liabilities:
Accounts receivable and unbilled receivables	(60,357)	(40,973)	36,842
Inventories	(30,115)	(25,695)	12,359
Prepaid expenses	(4,671)	(5,678)	(2,081)
Other current assets	6,360	2,801	(6,408)
Investment in sales-type leases	(15,354)	3,346	(2,882)
Prepaid commissions	4,312	(6,876)	(8,057)
Other long-term assets	5,027	(3,258)	(7,675)
Accounts payable	(7,754)	29,084	(6,300)
Accrued compensation	2,446	12,312	11,595
Accrued liabilities	16,651	34,859	4,374
Deferred revenues	24,469	24,179	7,620
Operating lease liabilities	(13,781)	(12,503)	(9,543)
Other long-term liabilities	(699)	(14,938)	7,456
Net cash provided by operating activities	77,781	231,809	185,870
Investing Activities
Software development for external use	(13,204)	(29,368)	(32,024)
Purchases of property and equipment	(47,536)	(28,967)	(22,842)
Business acquisitions, net of cash acquired	(3,392)	(354,163)	(225,000)
Purchase price adjustments from business acquisitions	5,463	—	—
Net cash used in investing activities	(58,669)	(412,498)	(279,866)
Financing Activities
Proceeds from revolving credit facility	—	—	150,000
Repayment of debt and revolving credit facility	—	—	(200,000)
Payments for debt issuance costs for revolving credit facility	—	—	(550)
Proceeds from issuance of convertible senior notes, net of issuance costs	—	—	559,665
Purchase of convertible note hedge	—	—	(100,625)
Proceeds from sale of warrants	—	—	51,290
Proceeds from issuances under stock-based compensation plans	40,182	67,348	54,270
Employees’ taxes paid related to restricted stock units	(13,506)	(16,286)	(8,738)
Stock repurchases	(52,210)	—	(53,035)
Change in customer funds, net	4,581	(3,699)	3,992
Net cash provided by (used in) financing activities	(20,953)	47,363	456,269
Effect of exchange rate changes on cash and cash equivalents	(944)	(974)	437
Net increase (decrease) in cash, cash equivalents, and restricted cash	(2,785)	(134,300)	362,710
Cash, cash equivalents, and restricted cash at beginning of period	355,620	489,920	127,210
Cash, cash equivalents, and restricted cash at end of period	$352,835	$355,620	$489,920
The accompanying notes are an integral part of these Consolidated Financial Statements.

OMNICELL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Year Ended December 31,
	2022	2021	2020

	(In thousands)
Reconciliation of cash, cash equivalents, and restricted cash to the Consolidated Balance Sheets:
Cash and cash equivalents	$330,362	$349,051	$485,928
Restricted cash included in other current assets	22,473	6,569	3,992
Cash, cash equivalents, and restricted cash at end of period	$352,835	$355,620	$489,920

Supplemental cash flow information
Cash paid for interest	$1,438	$1,917	$522
Income taxes paid (refunds received), net	$19,005	$(1,733)	$10,343

Supplemental disclosure of non-cash investing activities
Unpaid purchases of property and equipment	$892	$883	$405
Transfers between inventory and property and equipment, net	$314	$1,876	$—
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
Principles of Consolidation
The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
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
Use of Estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s Consolidated Financial Statements and accompanying Notes. These estimates are based on historical experience and various other assumptions that management believes to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact the Company in the future, actual results may be different from the estimates. The Company’s critical accounting policies are those that affect its financial statements materially and involve difficult, subjective, or complex judgments by management. Those policies are revenue recognition; allowance for credit losses for accounts receivable and unbilled receivables; notes receivable from investment in sales-type leases; operating lease right-of-use assets and liabilities; inventory valuation; capitalized software development costs for internal and external use; impairment of goodwill; purchased intangibles and long-lived assets; fair value of assets acquired and liabilities assumed in business combinations; share-based compensation; and accounting for income taxes. As of December 31, 2022, the Company is not aware of any events or circumstances that would require an update to its estimates, judgments, or revisions to the carrying value of its assets or liabilities.
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
Connected devices, software licenses, and other. Software-enabled connected devices and software licenses that manage and regulate the storage and dispensing of pharmaceuticals, consumables blister cards, and packaging equipment and other supplies. This revenue category is often sold through long-term, sole-source agreements. Solutions in this category include, but are not limited to, XT Series automated dispensing systems and products related to the Central Pharmacy Dispensing Service and IV Compounding Service.
Consumables. Medication adherence packaging, labeling, and other one-time use packaging including multimed adherence packaging and single dose blister cards, which are used by retail, community, and outpatient pharmacies, as well as by institutional pharmacies serving long-term care and other sites outside the acute care hospital, are designed to improve patient engagement and adherence to prescriptions.
Technical services. Post-installation technical support and other related services, including phone support, on-site service, parts, and access to unspecified software updates and enhancements, if and when available. This revenue category is often supported by multi-year or annual contractual agreements.
Advanced Services. Emerging software and service solutions which are offered on a subscription basis with fees typically based either on transaction volume or a fee over a specified period of time. Solutions in this category include, but are not limited to, EnlivenHealth, Specialty Pharmacy Services, 340B solutions, Inventory Optimization Service, other software solutions, and services related to the Central Pharmacy Dispensing Service and IV Compounding Service.
The following table summarizes revenue recognition for each revenue category:

Revenue Category	Timing of Revenue Recognition	Income Statement Classification
Connected devices, software licenses, and other	Point in time, as transfer of control occurs, generally upon installation and acceptance by the customer	Product
Consumables	Point in time, as transfer of control occurs, generally upon shipment to or receipt by customer	Product
Technical services	Over time, as services are provided, typically ratably over the service term	Service
Advanced Services	Over time, as services are provided	Service
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

It is probable the entity will collect the consideration to which it will be entitled in exchange for the goods or services that will be transferred to the customer. The Company performs a credit check for all significant customers or transactions and where collectability is not probable, payment in full or a substantial down payment prior to shipment is typically required to help ensure the full agreed upon contract price will be collected.
Distinct goods or services are identified as performance obligations. A series of distinct goods or services that are substantially the same and that have the same pattern of transfer to the customer are considered a single performance obligation. Where a good or service is determined not to be distinct, the Company combines the good or service with other promised goods or services until a bundle of goods or services that is distinct is identified. To identify its performance obligations, the Company considers all products or services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices. When performance obligations are included in separate contracts, the Company considers an entire customer arrangement to determine if separate contracts should be considered combined for the purposes of revenue recognition. Most of the Company’s sales, other than renewals of support and maintenance, contain multiple performance obligations, with a combination of hardware systems, software products, consumables, support and maintenance, and professional services.
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
The Company recognizes revenue when the performance obligation has been satisfied by transferring a promised good or service to a customer. The good or service is transferred when or as the customer obtains control of the good or service. Determining when control transfers requires management to make judgments that affect the timing of revenues recognized. Generally, for products requiring a complex implementation, control passes when the product is installed and ready for use. For all other products, control generally passes when product has been shipped and title has passed. For maintenance contracts and certain other services, including Advanced Services provided on a subscription basis, control passes to the customer over time, generally ratably over the service term as the Company provides a stand-ready service for the customer’s equipment. Time and material services transfer control to the customer at the time the services are provided. The portion of the transaction price allocated to the Company’s unsatisfied performance obligations recorded as deferred revenues, net of deferred cost of goods sold, at December 31, 2022 and 2021 were $156.3 million and $132.4 million, respectively, of which $118.9 million and $112.2 million, respectively, are expected to be completed within one year and are presented as current deferred revenues, net on the Consolidated Balance Sheets. Remaining performance obligations are primarily recognized ratably over the remaining term of the contract, generally not more than ten years.
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
A portion of the Company’s sales are made to customers who are members of Group Purchasing Organizations (“GPOs”), each of which functions as a purchasing agent on behalf of member hospitals and other healthcare providers. The Company also has a Federal Supply Schedule Contract with the Department of Veterans Affairs (the “GSA Contract”), allowing the Department of Veterans Affairs, the Department of Defense, and other Federal government customers to purchase the Company’s products. Pursuant to the terms of GPO agreements and the GSA Contract, each member or agency contracts directly with Omnicell and can purchase the Company’s products at pre-negotiated contract terms and pricing. GPOs are often fully or partially owned by the Company’s customers, and the Company pays fees to the GPO on completed contracts. The Company also pays the Industrial Funding Fee (“IFF”) to the Department of Veterans Affairs under the GSA Contract. The Company considers these fees consideration paid to customers and records them as reductions to revenue. Fees to GPOs and the IFF were $17.6 million, $17.5 million, and $9.7 million for the years ended December 31, 2022, 2021, and 2020, respectively. The accounts receivable balances are with individual members of the GPOs and Federal agencies that purchase under the GSA Contract, and therefore no significant concentration of credit risk exists. During the year ended December 31, 2022, sales to members of the ten largest GPOs and Federal agencies that purchase under the GSA Contract accounted for approximately 68% of the Company’s total consolidated revenues.
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
Significant changes in the contract assets and the contract liabilities balances during the period are the result of the issuance of invoices and recognition of deferred revenues in the normal course of business. The contract modifications entered into during the year ended December 31, 2022 did not have a significant impact on the Company’s contract assets or deferred revenues.
Contract Costs
The Company has determined that certain incentive portions of its sales commission plans require capitalization since these payments are directly related to sales achieved during a time period. These commissions are earned on the basis of: (i) the value of new bookings for connected devices, software products, and Advanced Services, provided that for Advanced Services a commission will only be paid on the amount that represents the minimum commitment and (ii) the value of new orders for consumables. Since there are no commensurate commissions earned on renewal of the service bookings, the Company concluded that the capitalized asset is related to services provided under both the initial contract and renewal periods. The Company applies a practical expedient to account for the incremental costs of obtaining a contract as part of a portfolio of contracts with similar characteristics as the Company expects the effect on the financial statements of applying the practical expedient would not differ materially from applying the accounting guidance to the individual contracts within the portfolio. A pool of contracts is defined as all contracts booked in a particular quarter. The amortization for the capitalized asset is an estimate of the pool’s original contract term, generally one to five years, plus an estimate of future customer renewal periods resulting in a total amortization period of ten years. Costs to obtain a contract are allocated amongst performance obligations and recognized as sales and marketing expense consistent with the pattern of revenue recognition. In accordance with GAAP, while certain compensation elements are expensed as incurred, a portion of the pool’s capitalized asset is recorded as an expense over the first seven quarters after booking, which represents the estimated period during which the product revenue associated with the contract is recorded. The remaining capitalized contract costs are recorded as expense ratably over the ten year estimated initial and renewal service periods. The Company recognized contract cost expense of $30.6 million, $25.8 million, and $22.1 million during the years ended December 31, 2022, 2021, and 2020, respectively. The commission expenses paid or due to be paid as of the consolidated balance sheet date to be recognized in future periods are recorded in long-term prepaid commissions on the Consolidated Balance Sheets. Capitalized costs are periodically reviewed for impairment. There was no impairment loss recorded related to capitalized prepaid commissions as of and for the year ended December 31, 2022.

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
The Company optimizes cash flows by selling a majority of its non-U.S. government sales-type leases, other than Advanced Services sales-type leases, to third-party leasing finance companies on a non-recourse basis. The Company has no obligation to the leasing company once the lease has been sold. Some of the Company’s sales-type leases, mostly those relating to U.S. government hospitals which comprise approximately 38% of the lease receivable balance, and those associated with financed service contracts related to certain Advanced Services products, including Central Pharmacy Dispensing Service and IV Compounding Service, are retained in-house.
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
The allowance for credit losses is presented in the Consolidated Balance Sheets as a deduction from the respective asset balance. As of December 31, 2022 and 2021, the allowance for credit losses for long-term unbilled receivables and net investment in sales-type leases were not material.
Funds Held for Customers and Customer Fund Liabilities
With the acquisition of the 340B Link Business and ReCept Holdings, Inc., (“ReCept”), which was subsequently renamed Omnicell Specialty Pharmacy Services, Inc., the Company offers certain products and services in which it is customary for pharmacies or insurance payors to owe funds to the Company which are collected on behalf of, and, after a short holding period, disbursed to, the Company’s customers. The Company presents amounts due from pharmacies and amounts due to be disbursed to customers on a gross basis within other current assets and accrued liabilities, respectively, in the Consolidated Balance Sheets, as such amounts are expected to be settled within one year. Generally, any funds received from the pharmacies or insurance payors that are held by the Company are segregated from its other corporate cash accounts. These funds are classified as restricted cash as the Company is contractually obligated to disburse these amounts to customers.
Sales of Accounts Receivable
The Company records the sale of its accounts receivables in accordance with accounting guidance for transfers and servicing of financial assets. The Company transferred non-recourse accounts receivable totaling $45.3 million, $46.7 million, and $58.8 million during the years ended December 31, 2022, 2021, and 2020, respectively, which approximated fair value, to leasing companies on a non-recourse basis. Accounts receivable balance included approximately $6.7 million and $5.6 million due from third-party leasing companies for transferred non-recourse accounts receivable as of December 31, 2022 and 2021, respectively.
Cash and Cash Equivalents
The Company classifies all highly-liquid investments with original maturities of three months or less as cash equivalents. The Company’s cash and cash equivalent balances include bank accounts and highly-liquid U.S. Government money market funds held in sweep and asset management accounts with financial institutions of high credit quality. The Company continuously monitors the credit worthiness of the financial institutions in which it invests. The Company has not experienced any credit losses from its cash equivalents. Cash and cash equivalents were $330.4 million and $349.1 million as of December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, cash equivalents were $301.0 million and $320.2 million, respectively, which consisted of money market funds held in sweep and asset management accounts.
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
The Company has a supply agreement with one primary supplier for construction and supply of several sub-assemblies and inventory management of sub-assemblies used in its hardware products. There are no minimum purchase requirements. The contract with the Company’s supplier may be terminated by either the supplier or by the Company without cause and at any time upon delivery of six months’ notice. Purchases from this supplier were $105.7 million, $103.2 million, and $76.3 million for the years ended December 31, 2022, 2021, and 2020, respectively.
Shipping Costs
Outbound freight billed to customers is recorded as product revenue. The related shipping and handling costs are expensed as part of selling, general, and administrative expense. Shipping and handling expenses were $24.5 million, $18.2 million, and $15.6 million for the years ended December 31, 2022, 2021, and 2020, respectively.
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
The Company capitalizes costs related to computer software developed or obtained for internal use in accordance with ASC 350-40, Internal-Use Software. Software developed or obtained for internal use includes certain costs for the development of the Company’s subscription and cloud-based offerings sold to its customers, as well as enterprise-level business and finance software that the Company customizes to meet its specific operational needs. Costs incurred in the application development phase are capitalized and amortized over their useful lives, which is generally five years. Costs recognized in the preliminary project phase and the post-implementation phase are expensed as incurred. The Company capitalized $33.0 million and $12.7 million of costs related to the application development of enterprise-level software and its subscription and cloud-based offerings, which were included in property and equipment during the years ended December 31, 2022 and 2021, respectively. Capitalized costs related to computer software developed or obtained for internal use were included in purchases of property and equipment in the Consolidated Statements of Cash Flows.
Software Development Costs for External Use
The Company capitalizes certain software development costs in accordance with ASC 985-20, Costs of Software to Be Sold, Leased, or Marketed, under which those costs incurred subsequent to the establishment of technological feasibility may be capitalized and amortized over the estimated lives of the related products. The Company establishes technological feasibility when it completes a detail program design or a working model. The Company amortizes development costs over the estimated lives of the related products, which is generally five years. All development costs prior to the completion of a detail program design or a working model are recognized as research and development expense. The Company capitalized software development costs of $13.2 million and $29.4 million, that were included in other long-term assets as of December 31, 2022 and 2021, respectively.
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
Certain building lease agreements include rental payments subject to change annually based on fluctuations in various indexes (i.e., Consumer Price Index (“CPI”), Retail Price Index, and other international indexes). Certain data center lease agreements include rental payments subject to change based on usage and CPI fluctuations. The changes based on usage and indexes are treated as variable lease costs and recognized in the period in which the obligation for those payments was incurred.
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
Goodwill and Acquired Intangible Assets
Goodwill
The Company assesses goodwill for impairment on an annual basis on the first day of the fourth quarter of each year at the reporting unit level. This assessment is also performed whenever there is a change in circumstances that indicates the carrying value of goodwill may be impaired. The Company has one reporting unit, which is the same as its operating segment. A qualitative assessment is initially made to determine whether it is necessary to perform quantitative testing. A qualitative assessment includes, among others, consideration of: (i) past, current, and projected future earnings and equity; (ii) recent trends and market conditions; and (iii) valuation metrics involving similar companies that are publicly-traded and acquisitions of similar companies, if available. If this qualitative assessment indicates that it is more likely than not that impairment exists, or if the Company decides to bypass this option, it proceeds to the quantitative assessment. The quantitative assessment involves a comparison between the estimated fair value of the Company’s reporting unit with its carrying amount including goodwill. If the carrying value exceeds estimated fair value, the Company will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill.
To determine the reporting unit’s fair value under the quantitative approach, the Company uses a combination of income and market approaches, such as estimated discounted future cash flows of the reporting unit, multiples of earnings or revenues, and analysis of recent sales or offerings of comparable entities. The Company also considers its market capitalization on the date of the analysis to ensure the reasonableness of its reporting unit’s fair value.
The Company elected to perform a quantitative impairment assessment analysis as of October 1, 2022 for its reporting unit. The Company determined that the fair value of the reporting unit exceeded the carrying value and thus no impairment was indicated. Based on the result of this analysis, an impairment does not exist as of December 31, 2022, and there were no accumulated impairment losses.

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
The Company assesses the impairment of identifiable intangible assets whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable. Recoverability of an asset is measured by the comparison of the carrying amount to the sum of the undiscounted estimated future cash flows the asset is expected to generate, offset by estimated future costs to dispose of the product to which the asset relates. If an asset is considered to be impaired, the amount of such impairment would be measured as the difference between the carrying amount of the asset and its fair value. The Company’s cash flow assumptions are based on historical and forecasted future revenue, operating costs, and other relevant factors. Assumptions and estimates about the remaining useful lives of the Company’s intangible assets are subjective and are affected by changes to its business strategies. If management’s estimates of future operating results change, or if there are changes to other assumptions, the estimate of the fair value of the Company’s assets could change significantly. Such change could result in impairment charges in future periods, which could have a significant impact on the Company’s operating results and financial condition. For the years ended December 31, 2022 and 2021, there were no events or changes in circumstances to indicate that intangible assets carrying amounts may not be recoverable.
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
Prior to the adoption of Accounting Standards Update (“ASU”) 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40), convertible debt instruments that could be settled in cash were required to be separated into liability and equity components. The allocation to the liability component was based on the fair value of a similar instrument that did not contain an equity conversion option. Based on this debt-to-equity ratio, debt issuance costs were then allocated to the liability and equity components in a similar manner. The difference between the principal amount of the convertible senior notes and the liability component, inclusive of issuance costs, represented the debt discount, which the Company amortized to interest expense over the term of the convertible senior notes. The determination of the discount rate required certain estimates and assumptions.
Upon adoption of ASU 2020-06, effective January 1, 2022, the convertible senior notes are no longer separated into liability and equity components, and are accounted for as a single liability, measured at amortized cost in the Consolidated Balance Sheets. Issuance costs are amortized using the effective interest method over the term of the convertible senior notes. Refer to “Recently Adopted Authoritative Guidance” section below for further information regarding the Company’s adoption of ASU 2020-06.
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
The fair value of restricted stock units (“RSUs”) and restricted stock awards (“RSAs”) is based on the stock price on the grant date. The RSUs and RSAs are subject to a service vesting condition and are recognized on a straight-line basis over the requisite service period.

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
Accounting for Income Taxes
The Company records an income tax provision for (benefit from) the anticipated tax consequences of the reported results of operations. In accordance with ASC 740, Income Taxes, the provision for (benefit from) income taxes is computed using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax bases of assets and liabilities and for operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the periods in which those tax assets and liabilities are expected to be realized or settled. In the event that these tax rates change, the Company will incur a benefit or detriment on its income tax expense in the period of enactment. If the Company were to determine that all or part of the net deferred tax assets are not realizable in the future, it will record a valuation allowance that would be charged to earnings in the period such determination is made.
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
Recently Adopted Authoritative Guidance
In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). The update simplifies the accounting for convertible debt instruments by reducing the number of accounting models and the number of embedded conversion features that could be recognized separately from the primary contract. ASU 2020-06 also enhances transparency and improves disclosures for convertible instruments and earnings per share guidance. ASU 2020-06 also requires the application of the if-converted method for calculating diluted earnings per share and the treasury stock method is no longer permitted for convertible instruments. This update permits the use of either the modified retrospective or fully retrospective method of transition. The Company adopted ASU 2020-06 on January 1, 2022, using the modified retrospective method of transition. Upon adoption of ASU 2020-06, the previously separated equity component and associated debt issuance costs for the Company’s outstanding convertible senior notes were reclassified to the liability component, thereby eliminating the subsequent amortization of the debt discount as interest expense. In addition, the Company derecognized the deferred tax liability related to the equity component.
The Company’s adoption of ASU 2020-06 impacted the Consolidated Balance Sheets at the beginning of the period of adoption as follows:

	January 1, 2022
	Pre-ASU 2020-06 Balances	ASU 2020-06 Adoption Impact	Post-ASU 2020-06 Balances

	(In thousands)
Long-term deferred tax assets	$15,883	$(452)	$15,431
Convertible senior notes, net	488,152	75,353	563,505
Long-term deferred tax liabilities	51,705	(19,572)	32,133
Additional paid-in capital	1,024,580	(72,742)	951,838
Retained earnings	368,571	16,509	385,080
Adoption of ASU 2020-06 did not have an impact on the Company’s Consolidated Statements of Operations or Consolidated Statements of Cash Flows as of January 1, 2022. Refer to Note 11, Convertible Senior Notes, for further information regarding the Company’s convertible senior notes.

Recently Issued Authoritative Guidance
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The update addresses diversity in practice by requiring that an acquirer recognize and measure contract assets and liabilities acquired in a business combination in accordance with ASC 606, Revenue from Contracts with Customers. The Company will apply the guidance prospectively to acquisitions occurring on or after the effective date. ASU 2021-08 will be effective for the Company beginning January 1, 2023. The Company does not anticipate that the adoption of ASU 2021-08 will have a material impact on its Consolidated Financial Statements.
No other recently issued and effective authoritative guidance is expected to have a material impact on the Company’s Consolidated Financial Statements through the reporting date.
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
The Company’s Consolidated Financial Statements include the results of operations of each acquired company, commencing as of their respective acquisition dates. Acquisition-related costs were expensed as incurred, and are included in selling, general, and administrative expenses in the Company’s Consolidated Statements of Operations.
2022 Acquisition
Hub and Spoke Innovations
On January 10, 2022, the Company completed the acquisition of all of the outstanding equity interests in Hub and Spoke Innovations pursuant to the terms and conditions of the Share Purchase Agreement, dated January 10, 2022, by and among Omnicell Limited (a wholly-owned subsidiary of the Company), Hub and Spoke Innovations Limited, and certain beneficial stockholders specified therein for a base purchase price of £2.5 million (approximately $3.4 million based on the exchange rate in effect at the acquisition date), prior to customary adjustments for closing cash, net working capital, and assumed indebtedness. The purchase price transferred for the transaction, net of cash acquired, was £2.5 million (approximately $3.4 million based on the exchange rate in effect at the acquisition date). Of the purchase price transferred, £1.9 million (approximately $2.5 million based on the exchange rate in effect at the acquisition date) was allocated to goodwill; £0.8 million (approximately $1.1 million based on the exchange rate in effect at the acquisition date) was allocated to intangible assets, which included customer relationships; and the remainder was allocated to net assets acquired. The Hub and Spoke Innovations acquisition is expected to complement Omnicell’s total solution technology portfolio for retail pharmacy in the United Kingdom to help pharmacies improve workflows, offer patients 24/7 access to their medications and provide enhanced patient care.
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
FDS Amplicare
On September 9, 2021, the Company completed the acquisition of all of the outstanding equity interests in RxInnovation, Inc., operating as FDS Amplicare® (“FDS Amplicare”), pursuant to the terms and conditions of the Agreement and Plan of Merger, dated July 25, 2021, by and among RxInnovation Inc., Omnicell, Inc., Fleming Acquisition Corp., and the representative of the securityholders for a base purchase price of $177.0 million, prior to customary adjustments for closing cash, net working capital, and assumed indebtedness. The FDS Amplicare acquisition adds a comprehensive and complementary suite of software-as-a-service (“SaaS”) financial management, analytics, and population health solutions to the Company’s EnlivenHealth offering.
The Company incurred approximately $7.0 million in acquisition-related costs related to the FDS Amplicare acquisition during the year ended December 31, 2021. Revenues and net losses from the FDS Amplicare operations since the acquisition date through December 31, 2021 were $11.3 million and $0.9 million, respectively.

The following tables represent the allocation of the respective purchase price to the assets acquired and the liabilities assumed by the Company as part of each acquisition included in the Company’s Consolidated Balance Sheets, and is reconciled to the respective purchase price transferred:

	FDS Amplicare (1)	ReCept (2) (3)	MarkeTouch Media (4)

	(In thousands)
Purchase price transferred:
Base purchase price	$177,000	$100,000	$82,000
Add: Closing cash	465	6,569	237
Add: Net working capital adjustment	1,654	(7,357)	147
Less: Assumed indebtedness	(653)	(1,973)	(15)
Total purchase price transferred	$178,466	$97,239	$82,369

	FDS Amplicare (1)	ReCept (2) (3)	MarkeTouch Media (4)
Fair value of assets acquired and liabilities assumed:
Cash and cash equivalents	$465	$—	$237
Accounts receivable and unbilled receivables	5,330	2,383	2,302
Prepaid expenses	506	192	96
Other current assets	45	12,223	—
Total current assets	6,346	14,798	2,635
Property and equipment	444	172	177
Operating lease right-of-use assets	2,252	773	602
Goodwill	117,784	77,644	42,273
Intangible assets	70,000	28,100	38,000
Other long-term assets	51	195	2,850
Total assets	196,877	121,682	86,537
Accounts payable	950	219	473
Accrued compensation	1,312	1,756	—
Accrued liabilities	1,497	18,249	292
Deferred revenues	1,916	222	347
Long-term deferred tax liabilities	11,686	3,383	—
Long-term operating lease liabilities	920	614	206
Other long-term liabilities	130	—	2,850
Total liabilities	18,411	24,443	4,168
Total purchase price	$178,466	$97,239	$82,369
Total purchase price, net of cash acquired	$178,001	$90,670	$82,132
_________________________________________________
(1)    During the year ended December 31, 2021, the Company recorded measurement period adjustments of $1.5 million to goodwill, consisting of an increase in intangible assets, accounts receivable and unbilled receivables, and long-term deferred tax liabilities of $0.4 million, $1.1 million, and $0.1 million, respectively, and a net working capital adjustment of $0.1 million. During the year ended December 31, 2022, the Company recorded a measurement period adjustments of $0.4 million to goodwill, consisting of an increase in long-term deferred tax liabilities and accrued liabilities of $0.3 million and $0.1 million, respectively.
(2)    Closing cash is included in other current assets due to its restrictive nature as cash held for customers.
(3)    During the year ended December 31, 2022, the Company recorded measurement period adjustments of $3.9 million to goodwill, consisting of a purchase price adjustment of $5.2 million, a decrease in long-term deferred tax liabilities of $0.2 million and a decrease in accrued liabilities of $0.3 million, partially offset by a decrease to other current assets of $1.7 million.
(4)    During the year ended December 31, 2022, the Company recorded a measurement period adjustment of $0.3 million to goodwill related to a purchase price adjustment.

The $117.8 million of goodwill arising from the FDS Amplicare acquisition is primarily attributed to future sales of SaaS solutions and FDS Amplicare’s assembled workforce. The $77.6 million of goodwill arising from the ReCept acquisition is primarily attributed to future sales of its offerings and services and ReCept’s assembled workforce. None of the FDS Amplicare and ReCept goodwill is expected to be deductible for tax purposes as these acquisitions were treated as stock acquisitions for U.S. tax purposes. The $42.3 million of goodwill arising from the MarkeTouch Media acquisition is primarily attributed to future sales of SaaS solutions and MarkeTouch Media’s assembled workforce. The full amount of the MarkeTouch Media goodwill is expected to be deductible for tax purposes as this acquisition was treated as an asset acquisition for U.S. tax purposes.
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
_________________________________________________
(1)    During the year ended December 31, 2021, the Company recorded a measurement period adjustment of $0.4 million in customer relationships.
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

The following table represents the allocation of the purchase price to the assets acquired and the liabilities assumed by the Company as part of the acquisition included in the Company’s Consolidated Balance Sheets, and is reconciled to the purchase price transferred:

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
The $160.3 million of goodwill arising from the 340B Link Business acquisition is primarily attributed to sales of future software-enabled services and solutions and the 340B Link Business’s assembled workforce. Approximately $93.7 million of the 340B Link Business goodwill is expected to be deductible for tax purposes. Tax deductible goodwill for U.S. tax purposes is attributable to the asset acquisition portion of the transaction.
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
Pro Forma Financial Information
The following table presents certain unaudited pro forma consolidated financial information for the years ended December 31, 2021 and 2020 as if the FDS Amplicare, ReCept, and MarkeTouch Media acquisitions had been completed on January 1, 2020 and the 340B Link Business acquisition had been completed on January 1, 2019. The pro forma effects of the Hub and Spoke Innovations acquisition were not material to the Company’s consolidated results of operations. The unaudited pro forma financial information is presented for informational purposes only, and is not indicative of what would have occurred had the acquisitions taken place on those respective dates. The unaudited pro forma financial information combines the historical results of the acquisitions with the Company’s consolidated historical results and includes certain adjustments including, but not limited to, amortization and depreciation of intangible assets and property and equipment acquired; imputed interest, interest expense, and amortization of debt issuance costs related to acquisitions, as applicable; and certain acquisition-related costs incurred.

	Year Ended December 31,
	2021	2020

	(In thousands)
Pro forma revenues	$1,195,473	$986,310
Pro forma net income	$79,981	$22,615
Note 3.    Revenues
Disaggregation of Revenues
The following table summarizes the Company’s revenues disaggregated by revenue type for the years ended December 31, 2022, 2021, and 2020:

	Year Ended December 31,
	2022	2021	2020

	(In thousands)
Connected devices, software licenses, and other	$827,917	$739,074	$560,368
Consumables	75,305	73,438	75,663
Technical services	206,687	206,989	202,383
Advanced Services	186,038	112,517	53,794
Total revenues	$1,295,947	$1,132,018	$892,208
The following table summarizes the Company’s revenues disaggregated by geographic region, which is determined based on customer location, for the years ended December 31, 2022, 2021, and 2020:

	Year Ended December 31,
	2022	2021	2020

	(In thousands)
United States	$1,168,202	$1,020,788	$797,602
Rest of world (1)	127,745	111,230	94,606
Total revenues	$1,295,947	$1,132,018	$892,208
_________________________________________________
(1)    No individual country represented more than 10% of total revenues.

Contract Assets and Contract Liabilities
The following table reflects the Company’s contract assets and contract liabilities:

	December 31,
	2022	2021

	(In thousands)
Short-term unbilled receivables, net (1)	$25,763	$17,208
Long-term unbilled receivables, net (2)	14,744	18,084
Total contract assets	$40,507	$35,292

Short-term deferred revenues, net	$118,947	$112,196
Long-term deferred revenues	37,385	20,194
Total contract liabilities	$156,332	$132,390
_________________________________________________
(1)     Included in accounts receivable and unbilled receivables in the Consolidated Balance Sheets.
(2)    Included in other long-term assets in the Consolidated Balance Sheets.
Short-term deferred revenues of $118.9 million and $112.2 million include deferred revenues from product sales and service contracts, net of deferred cost of sales of $15.8 million and $22.4 million, as of December 31, 2022 and 2021, respectively. The short-term deferred revenues from product sales relate to delivered and invoiced products, pending installation and acceptance, expected to occur within the next twelve months. During the year ended December 31, 2022, the Company recognized revenues of $112.6 million that were included in the corresponding gross short-term deferred revenues balance of $134.6 million as of December 31, 2021.
Long-term deferred revenues include deferred revenues from product and service contracts of $37.4 million and $20.2 million as of December 31, 2022 and 2021, respectively. Remaining performance obligations are primarily recognized ratably over the remaining term of the contract, generally not more than ten years.
Significant Customers
There were no customers that accounted for more than 10% of the Company’s total revenues for the years ended December 31, 2022, 2021, and 2020. Also, there were no customers that accounted for more than 10% of the Company’s accounts receivable balance as of December 31, 2022 and 2021.
Note 4.    Net Income Per Share
Basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted-average number of shares outstanding during the period. In periods of net loss, all potential common shares are anti-dilutive, so diluted net loss per share equals the basic net loss per share. In periods of net income, diluted net income per share is computed by dividing net income for the period by the basic weighted-average number of shares plus any dilutive potential common stock outstanding during the period, using the treasury stock method for share-based awards and warrants, and the if-converted method for convertible senior notes. Potential common stock includes the effect of outstanding dilutive stock options, restricted stock awards, and restricted stock units, as well as shares the Company could be obligated to issue from its convertible senior notes and warrants, as described in Note 11, Convertible Senior Notes. For periods prior to the adoption of ASU 2020-06 on January 1, 2022, the Company applied the treasury stock method to calculate the dilutive impact of the convertible senior notes. Upon adoption of ASU 2020-06, effective January 1, 2022, the Company applies the if-converted method for calculating the dilutive impact of the convertible senior notes. Refer to Note 1, Organization and Summary of Significant Accounting Policies, for further information. Following the Company’s irrevocable election in December 2021 to settle the principal portion of the convertible senior notes in cash with any conversion consideration in excess of the principal portion in cash and/or shares of the Company’s common stock at the Company’s option upon conversion, only the amounts expected to be settled in excess of the principal portion are considered dilutive in calculating earnings per share under the if-converted method. Any anti-dilutive weighted-average dilutive shares related to stock award plans, convertible senior notes, and warrants are excluded from the computation of the diluted net income per share.

The basic and diluted net income per share calculations for the years ended December 31, 2022, 2021, and 2020 were as follows:

	Year Ended December 31,
	2022	2021	2020

	(In thousands, except per share data)
Net income	$5,648	$77,849	$32,194
Weighted-average shares outstanding – basic	44,398	43,475	42,583
Effect of dilutive securities from stock award plans	1,019	2,136	1,160
Effect of convertible senior notes	474	2,044	—
Effect of warrants	—	288	—
Weighted-average shares outstanding – diluted	45,891	47,943	43,743
Net income per share – basic	$0.13	$1.79	$0.76
Net income per share – diluted	$0.12	$1.62	$0.74

Anti-dilutive weighted-average shares related to stock award plans	725	156	2,054
Anti-dilutive weighted-average shares related to convertible senior notes and warrants	5,908	—	11,816
Note 5.    Fair Value of Financial Instruments
The Company measures its financial instruments at fair value. The Company’s cash, cash equivalents, and restricted cash are classified within Level 1 of the fair value hierarchy as they are valued primarily using quoted market prices utilizing market observable inputs. The Company’s credit facility is classified within Level 2 as the valuation inputs are based on quoted prices or market observable data of similar instruments. The Company’s convertible senior notes are classified within Level 2 as the valuation inputs are based on quoted prices in an inactive market on the last day in the reporting period. As of December 31, 2022, the fair value of the convertible senior notes was $501.4 million, compared to their carrying value of $566.6 million, which is net of unamortized debt issuance costs (subsequent to the adoption of ASU 2020-06). As of December 31, 2021, the fair value of the convertible senior notes was $1.085 billion, compared to their carrying value of $488.2 million, which is net of unamortized discount and debt issuance costs and excludes amounts classified within additional paid-in capital (prior to the adoption of ASU 2020-06). Refer to Note 10, Debt and Credit Agreement, for further information regarding the Company’s credit facility and Note 11, Convertible Senior Notes, for further information regarding the Company’s convertible senior notes. Refer to Note 1, Organization and Summary of Significant Accounting Policies, for further information regarding the adoption of ASU 2020-06.

Note 6.    Balance Sheet Components
Balance sheet details as of December 31, 2022 and 2021 are presented in the tables below:

	December 31,
	2022	2021

	(In thousands)
Inventories:
Raw materials	$75,854	$48,215
Work in process	9,280	11,009
Finished goods	62,415	60,700
Total inventories	$147,549	$119,924

Other current assets:
Funds held for customers, including restricted cash (1)	$56,703	$20,405
Net investment in sales-type leases, current portion	11,486	10,665
Prepaid income taxes	1,702	6,656
Other current assets	7,471	10,608
Total other current assets	$77,362	$48,334

Other long-term assets:
Capitalized software, net	$80,760	$96,995
Unbilled receivables, net	14,744	18,084
Deferred debt issuance costs	2,058	3,156
Other long-term assets	7,455	9,284
Total other long-term assets	$105,017	$127,519

Accrued liabilities:
Operating lease liabilities, current portion	$10,761	$12,947
Customer fund liabilities	56,703	31,727
Advance payments from customers	11,556	8,191
Rebate liabilities	42,802	44,644
Group purchasing organization fees	7,723	7,115
Taxes payable	9,642	3,771
Other accrued liabilities	33,468	24,772
Total accrued liabilities	$172,655	$133,167
_________________________________________________
(1)    Includes restricted cash of $22.5 million and $6.6 million as of December 31, 2022 and 2021, respectively.
The following table summarizes the changes in accumulated balances of other comprehensive loss, which consisted of foreign currency translation adjustments, for the years ended December 31, 2022 and 2021:

(In thousands)
Balance as of December 31, 2020	$(5,522)
Other comprehensive loss	(2,885)
Balance as of December 31, 2021	(8,407)
Other comprehensive loss	(8,680)
Balance as of December 31, 2022	$(17,087)

Note 7.    Property and Equipment
The following table represents the property and equipment balances as of December 31, 2022 and 2021:

	December 31,
	2022	2021

	(In thousands)
Equipment	$91,391	$89,272
Furniture and fixtures	5,154	7,580
Leasehold improvements	19,510	20,623
Software	76,327	60,856
Construction in progress	28,223	14,757
Property and equipment, gross	220,605	193,088
Accumulated depreciation and amortization	(126,644)	(121,947)
Total property and equipment, net	$93,961	$71,141
Depreciation and amortization expense of property and equipment was $22.8 million, $20.1 million, and $18.3 million for the years ended December 31, 2022, 2021, and 2020, respectively.
The geographic location of the Company’s property and equipment, net, is based on the physical location in which it is located. The following table summarizes the geographic information for property and equipment, net, as of December 31, 2022 and 2021:

	December 31,
	2022	2021

	(In thousands)
United States	$89,989	$66,788
Rest of world (1)	3,972	4,353
Total property and equipment, net	$93,961	$71,141
_________________________________________________
(1)    No individual country represented more than 10% of total property and equipment, net.
Note 8.    Software Development Costs for External Use
The carrying amounts of capitalized software as of December 31, 2022 and 2021 were as follows:

	December 31,
	2022	2021

	(In thousands)
Gross carrying amount	$225,004	$214,362
Accumulated amortization	(144,244)	(117,367)
Capitalized software, net (1)	$80,760	$96,995
_________________________________________________
(1)     Included in other long-term assets in the Consolidated Balance Sheets.
The Company recorded $29.0 million, $26.4 million, and $23.1 million to cost of revenues for amortization of capitalized software development costs for the years ended December 31, 2022, 2021, and 2020, respectively.

The estimated future amortization expenses for capitalized software were as follows:

December 31, 2022

(In thousands)
2023	$28,600
2024	22,792
2025	15,404
2026	9,865
2027	3,910
Thereafter	189
Total	$80,760
Note 9.    Goodwill and Intangible Assets
Goodwill
The following table represents changes in the carrying amount of goodwill:

(In thousands)
Balance as of December 31, 2020	$499,309
Additions (1)	242,964
Measurement period adjustments (1)	(2,321)
Foreign currency exchange rate fluctuations	(1,052)
Balance as of December 31, 2021	738,900
Additions (1)	2,549
Measurement period adjustments (1)	(3,770)
Foreign currency exchange rate fluctuations	(3,405)
Balance as of December 31, 2022	$734,274
_________________________________________________
(1)     Refer to Note 2, Business Combinations, for further information.

Intangible Assets, Net
The carrying amounts and useful lives of intangible assets as of December 31, 2022 and 2021 were as follows:

	December 31, 2022
	Gross carrying amount (1)	Accumulated amortization	Foreign currency exchange rate fluctuations	Net carrying amount	Useful life (years)

	(In thousands, except for years)
Customer relationships	$311,089	$(99,177)	$(1,514)	$210,398	4 - 30
Acquired technology	92,066	(64,299)	—	27,767	4 - 20
Backlog	1,800	(900)	—	900	2
Trade names	9,200	(6,633)	—	2,567	5 - 12
Patents	2,430	(1,306)	—	1,124	2 - 20
Non-compete agreements	600	(450)	—	150	3
Total intangibles assets, net	$417,185	$(172,765)	$(1,514)	$242,906

	December 31, 2021
	Gross carrying amount (1)	Accumulated amortization	Foreign currency exchange rate fluctuations	Net carrying amount	Useful life (years)

	(In thousands, except for years)
Customer relationships	$309,989	$(78,093)	$(933)	$230,963	10 - 30
Acquired technology	95,466	(55,859)	6	39,613	4 - 20
Backlog	1,800	—	—	1,800	2
Trade names	9,200	(5,600)	14	3,614	5 - 12
Patents	2,462	(1,186)	—	1,276	2 - 20
Non-compete agreements	600	(250)	—	350	3
Total intangibles assets, net	$419,517	$(140,988)	$(913)	$277,616
_________________________________________________
(1)     The differences in gross carrying amounts between periods are primarily due to the write-off of certain fully amortized intangible assets, partially offset by additions of intangible assets in connection with the Hub and Spoke Innovations acquisition.
Amortization expense of intangible assets was $35.2 million, $26.5 million, and $19.7 million for the years ended December 31, 2022, 2021, and 2020, respectively.
The estimated future amortization expenses for amortizable intangible assets were as follows:

December 31, 2022

(In thousands)
2023	$31,467
2024	23,019
2025	21,035
2026	18,069
2027	16,384
Thereafter	132,932
Total	$242,906

Note 10.    Debt and Credit Agreement
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
Loans under the Revolving Credit Facility bear interest, at the Company’s option, at a rate equal to either (a) the LIBOR Rate, plus an applicable margin ranging from 1.25% to 2.00% per annum based on the Company’s Consolidated Total Net Leverage Ratio (as defined in the A&R Credit Agreement), or (b) an alternate base rate equal to the highest of (i) the prime rate, (ii) the federal funds rate plus 0.50%, and (iii) LIBOR for an interest period of one month plus 1.00%, plus an applicable margin ranging from 0.25% to 1.00% per annum based on the Company’s Consolidated Total Net Leverage Ratio. As of December 31, 2021, LIBOR has started being phased out and LIBOR is expected to be entirely discontinued on June 30, 2023. The A&R Credit Agreement provides that upon the occurrence of certain triggering events related to the end of LIBOR, the Company and the administrative agent will select an alternative benchmark rate to replace the LIBOR Rate. Upon the phasing out of LIBOR, the Company will work with its lenders to establish an alternative benchmark rate (such as the Secured Overnight Financing Rate) taking into account any relevant governmental body’s selection or recommendation of a replacement rate and/or the then-prevailing market convention for determining an alternative benchmark rate. The Company does not anticipate that the discontinuance or phasing out of the LIBOR Rate will materially impact its liquidity or financial position. Undrawn commitments under the Revolving Credit Facility are subject to a commitment fee ranging from 0.15% to 0.30% per annum based on the Company’s Consolidated Total Net Leverage Ratio on the average daily unused portion of the Revolving Credit Facility. The applicable margin for, and certain other terms of, any term loans under the Incremental Facility will be determined prior to the incurrence of such loans. The Company is permitted to make voluntary prepayments at any time without payment of a premium or penalty.
On September 22, 2020, the parties entered into an amendment to the A&R Credit Agreement to, among other changes, permit the issuance of the convertible senior notes and the purchase of the convertible note hedge transactions, as described in Note 11, Convertible Senior Notes, expand the Company’s flexibility to repurchase its common stock and make other restricted payments, and replace the total net leverage covenant with a new secured net leverage covenant that requires the Company to maintain a consolidated secured net leverage ratio not to exceed 3.50:1 for the calendar quarters ending September 30, 2020, December 31, 2020, and March 31, 2021 and 3.00:1 for the calendar quarters ending thereafter.
The A&R Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, dividends, and other distributions. The A&R Credit Agreement contains financial covenants that require the Company and its subsidiaries to not exceed a maximum total secured net leverage ratio (as described above) and maintain a minimum interest coverage ratio. In addition, the A&R Credit Agreement contains certain customary events of default including, but not limited to, failure to pay interest, principal, and fees, or other amounts when due, material misrepresentations or misstatements in any representation or warranty, covenant defaults, certain cross defaults to other material indebtedness, certain judgment defaults, and events of bankruptcy. The Company’s obligations under the A&R Credit Agreement and any swap obligations and banking services obligations owing to a lender (or an affiliate of a lender) are guaranteed by certain of its domestic subsidiaries and secured by substantially all of its and such subsidiary guarantors’ assets. In connection with entering into the A&R Credit Agreement, and as a condition precedent to borrowing loans thereunder, the Company and certain of the Company’s other direct and indirect subsidiaries have entered into certain ancillary agreements, including, but not limited to, a reaffirmation agreement, which amends certain terms of the existing collateral agreement and reaffirms their obligations under the existing guaranty agreement. The Company was in compliance with all covenants as of December 31, 2022.
As of December 31, 2022 and 2021, there was no outstanding balance for the Revolving Credit Facility.

Note 11.     Convertible Senior Notes
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
During the three months ended December 31, 2021, the conditional conversion feature of the Notes was triggered, based on the price of the Company’s common stock, as the last reported sale price of the Company’s common stock was greater than or equal to 130% of the then applicable conversion price for the Notes for at least 20 trading days during the period of 30 consecutive trading days ending on December 31, 2021, the last trading day of the respective fiscal quarter. Accordingly, the Notes were convertible during the first quarter of 2022 and were classified as a current liability in the Consolidated Financial Statements as of December 31, 2021. During the three months ended December 31, 2022, none of the conditional conversion features of the Notes were triggered, and therefore, the Notes are not convertible during the first quarter of 2023, commencing on January 1, 2023. Accordingly, the Company classified the Notes as a long-term liability in its Consolidated Financial Statements as of December 31, 2022. Whether the Notes will be convertible following the first fiscal quarter of 2023 will depend on the satisfaction of the conversion conditions in the future.
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
If the Company undergoes a fundamental change, holders may require, subject to certain exceptions, the Company to repurchase for cash all or any portion of their Notes at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. As of December 31, 2022, none of the criteria for a fundamental change or a conversion rate adjustment had been met.

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
As of December 31, 2022, the remaining life of the Notes and the related issuance cost accretion is approximately 2.7 years.
The maximum number of shares issuable upon conversion, including the effect of a fundamental change and subject to other conversion rate adjustments, would be 5.9 million shares. As of December 31, 2022, the if-converted value of the Notes did not exceed the principal amount.
The Notes consisted of the following balances reported in the Consolidated Balance Sheets as of December 31, 2022 and 2021:

	December 31,
	2022 (2)	2021

	(In thousands)
Liability:
Principal amount	$575,000	$575,000
Unamortized discount	—	(77,136)
Unamortized debt issuance costs	(8,429)	(9,712)
Convertible senior notes, liability component (1)	$566,571	$488,152
Convertible senior notes, equity component	$—	$72,732
_________________________________________________
(1)    Classified as a long-term liability as of December 31, 2022, and a current liability as of December 31, 2021, in the Consolidated Balance Sheets.
(2)    Refer to Note 1, Organization and Summary of Significant Accounting Policies, for further information regarding the impact of the adoption of ASU 2020-06, effective January 1, 2022.

The following table summarizes the components of interest expense resulting from the Notes recognized in interest and other income (expense), net in the Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022 (1)	2021	2020

	(In thousands)
Contractual coupon interest	$1,438	$1,438	$379
Amortization of discount	$—	$18,608	$4,766
Amortization of debt issuance costs	$3,066	$2,343	$600
_________________________________________________
(1)    Refer to Note 1, Organization and Summary of Significant Accounting Policies, for further information regarding the impact of the adoption of ASU 2020-06, effective January 1, 2022.
Convertible Note Hedge and Warrant Transactions
In connection with the issuance of the Notes in September 2020, the Company entered into convertible note hedge and warrant transactions with an affiliate of one of the initial purchasers of the Notes and certain other financial institutions (the “option counterparties”) with respect to the Company’s common stock.
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
Note 12.     Lessor Leases
Sales-Type Leases
On a recurring basis, the Company enters into multi-year, sales-type lease agreements with the majority of such leases varying in length from one to five years. The following table presents the Company’s income recognized from sales-type leases for the years ended December 31, 2022, 2021, and 2020:

	Year Ended December 31,
	2022	2021	2020

	(In thousands)
Sales-type lease revenues	$38,959	$21,887	$26,040
Cost of sales-type lease revenues	(19,359)	(8,918)	(10,624)
Selling profit on sales-type lease revenues	$19,600	$12,969	$15,416

Interest income on sales-type lease receivables	$2,106	$1,869	$1,933

The receivables as a result of these types of transactions are collateralized by the underlying equipment leased and consist of the following components at December 31, 2022 and 2021:

	December 31,
	2022	2021

	(In thousands)
Net minimum lease payments to be received	$50,755	$31,444
Less: Unearned interest income portion	(6,345)	(2,388)
Net investment in sales-type leases	44,410	29,056
Less: Current portion (1)	(11,486)	(10,665)
Long-term investment in sales-type leases, net	$32,924	$18,391
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
The maturity schedule of future minimum lease payments under sales-type leases retained in-house and the reconciliation to the net investment in sales-type leases reported on the Consolidated Balance Sheets was as follows:

December 31, 2022

(In thousands)
2023	$13,296
2024	10,343
2025	8,465
2026	6,684
2027	5,718
Thereafter	6,249
Total future minimum sales-type lease payments	50,755
Present value adjustment	(6,345)
Total net investment in sales-type leases	$44,410
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
The following table represents the Company’s income recognized from operating leases for the years ended December 31, 2022, 2021, and 2020:

	Year Ended December 31,
	2022	2021	2020

	(In thousands)
Rental income	$9,460	$10,467	$11,668

The maturity schedule of future minimum lease payments under operating leases was as follows:

December 31, 2022

(In thousands)
2023	$5,091
2024	866
2025	256
2026	89
2027	—
Thereafter	—
Total future minimum operating lease payments	$6,302
Note 13.     Lessee Leases
The Company has operating leases for office buildings, data centers, office equipment, and vehicles. The Company’s leases have initial terms of one to 12 years. As of December 31, 2022, the Company did not have any additional material operating leases that were entered into, but not yet commenced.
The maturity schedule of future minimum lease payments under operating leases and the reconciliation to the operating lease liabilities reported on the Consolidated Balance Sheets was as follows:

December 31, 2022

(In thousands)
2023	$13,280
2024	12,136
2025	9,350
2026	8,769
2027	7,167
Thereafter	7,140
Total operating lease payments	57,842
Present value adjustment	(7,676)
Total operating lease liabilities (1)	$50,166
_________________________________________________
(1)    Amount consists of a current and long-term portion of operating lease liabilities of $10.8 million and $39.4 million, respectively. The current portion of the operating lease liabilities is included in accrued liabilities in the Consolidated Balance Sheets.
Operating lease costs were $18.9 million, $15.0 million, and $14.3 million for the years ended December 31, 2022, 2021, and 2020, respectively. Short-term lease costs and variable lease costs were not material for the years ended December 31, 2022, 2021, and 2020. During the year ended December 31, 2022, the Company recorded impairment and abandonment charges to operating lease right-of-use assets of $9.4 million, in connection with restructuring activities for optimization of certain leased facilities. The impairment and abandonment charges were recorded to selling, general, and administrative expenses on the Company’s Consolidated Statements of Operations.
The following table summarizes supplemental cash flow information related to the Company’s operating leases for the years ended December 31, 2022, 2021, and 2020:

	Year Ended December 31,
	2022	2021	2020

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities	$16,452	$15,625	$14,490
Right-of-use assets obtained in exchange for new lease liabilities	$12,372	$5,503	$10,025

The following table summarizes the weighted-average remaining lease term and weighted-average discount rate related to the Company’s operating leases as of December 31, 2022 and 2021:

	December 31,
	2022	2021
Weighted-average remaining lease term, years	5.0	5.2
Weighted-average discount rate, %	5.7%	5.5%
Note 14.     Commitments and Contingencies
Purchase Obligations
In the ordinary course of business, the Company issues purchase orders based on its current manufacturing needs. As of December 31, 2022, the Company had non-cancelable purchase commitments of $159.7 million, of which $146.3 million are expected to be paid within the next twelve months.
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
During the year ended December 31, 2022, the Company incurred $13.6 million of expenses related to the ransomware incident, partially offset by $11.1 million of expected insurance recoveries. Expenses include costs to investigate and remediate the ransomware incident, as well as legal and other professional services, all of which were expensed as incurred. For the year ended December 31, 2022, the Company included net expenses related to the ransomware incident in cost of revenues of $0.3 million, in research and development of $0.2 million, and in selling general and administrative expenses of $2.0 million, in the Company’s Consolidated Statements of Operations.
Legal Proceedings
The Company is currently involved in various legal proceedings.
A class action lawsuit was filed against the Company, on June 5, 2019, in the Circuit Court of Cook County, Illinois, Chancery Division, captioned Corey Heard, individually and on behalf of all others similarly situated v. Omnicell, Inc., Case No. 2019-CH-06817 (the “Heard Action”). The complaint seeks class certification, monetary damages in the form of statutory damages for willful and/or reckless or, in the alternative, negligent violation of the Illinois Biometric Information Privacy Act (“BIPA”), and certain declaratory, injunctive, and other relief based on causes of action directed to allegations of violation of BIPA by the Company. The complaint was served on the Company on June 13, 2019. On July 31, 2019, the Company filed a motion to stay or consolidate the case with the action Yana Mazya, et al. v. Northwestern Lake Forest Hospital, et al., Case No. 2018-CH-07161, pending in the Circuit Court of Cook County, Illinois, Chancery Division (the “Mazya Action”). The Court subsequently, on October 10, 2019, denied the motion, without prejudice, as being moot in view of the dismissal of the claims against the Company in the Mazya Action. The Company filed a motion to dismiss the complaint in the Heard Action on October 31, 2019. The hearing on the Company’s motion to dismiss was held on September 2, 2020. The Court ruled from the bench and dismissed the complaint without prejudice giving plaintiff leave to file an amended complaint by September 30, 2020. Plaintiff filed an amended complaint on September 30, 2020 and the Company subsequently filed a motion to dismiss the amended complaint on October 28, 2020, which was fully briefed, but the Court had not heard oral argument on the motion. The parties entered into a settlement agreement on January 25, 2022, (the “Settlement Agreement”). On February 1, 2022, the Court granted preliminary approval of the settlement. Following preliminary approval, plaintiff conducted discovery to identify class members and to determine the class size. Pursuant to the terms of the Settlement Agreement, and following class size discovery, the parties participated in non-binding mediation on November 21, 2022. A settlement was reached at the mediation and the parties executed an addendum to the Settlement Agreement (the “Addendum”) reflecting the changes to the original settlement terms. On November 30, 2022, the Court granted preliminary approval of the settlement including the Addendum. The hearing on final approval of the settlement is currently set for April 6, 2023. Subject to final approval of the settlement, the Company intends to defend the lawsuit vigorously.
As required under ASC 450, Contingencies, the Company accrues for contingencies when it believes that a loss is probable and that it can reasonably estimate the amount of any such loss. The Company has not recorded any material accrual for contingent liabilities associated with the legal proceeding described above based on its belief that any potential material loss, while reasonably possible, is not probable. Further, the estimated range of loss in this matter is not deemed material. The

Company believes that it has valid defenses with respect to the legal proceeding pending against it. However, litigation is inherently unpredictable, and it is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of the legal proceeding or because of the diversion of management’s attention and the creation of significant expenses.
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
In addition, the Company has in the past and may in the future warrant to its customers that its products will conform to functional specifications for a limited period of time following the date of installation (generally not exceeding 30 days) or that its software media is free from material defects. Sales contracts for certain of the Company’s medication packaging systems may have in the past and may in the future include limited warranties for up to six months, but the periodic activity and ending warranty balances the Company records have historically not been material.
From time to time, the Company may also warrant that its professional services will be performed in a good and workmanlike manner or in a professional manner consistent with industry standards. The Company generally seeks to disclaim most warranties, including any implied or statutory warranties such as warranties of merchantability, fitness for a particular purpose, title, quality, and non-infringement, as well as any liability with respect to incidental, consequential, special, exemplary, punitive, or similar damages. In some states, such disclaimers may not be enforceable. If necessary, the Company would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history. The Company has not been subject to any significant claims for such losses and has not incurred any material costs in defending or settling claims related to these indemnification obligations. Accordingly, the Company believes it is unlikely that the Company will be required to pay any material amounts pursuant to these indemnification obligations or potential warranty claims and, therefore, no material liabilities have been recorded for such indemnification obligations as of December 31, 2022 and 2021.
Note 15.     Employee Benefits and Share-Based Compensation
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
There was a total of 0.6 million shares reserved for future issuance under the ESPP as of December 31, 2022.

Stock Award Plans
2009 Equity Incentive Plan
The 2009 Equity Incentive Plan (“2009 Plan”), as amended, provides for the issuance of incentive stock options, RSAs, RSUs, PSUs, and other stock awards to the Company’s employees, directors, and consultants. There were 5.1 million shares of common stock reserved for future issuance under the 2009 Plan as of December 31, 2022.
Options granted under the 2009 Plan generally become exercisable over periods of up to four years, with one-fourth of the shares vesting one year from the vesting commencement date with respect to initial grants, and the remaining shares vesting in 36 equal monthly installments thereafter. The exercise prices of the options is the fair market value of common stock on the date of grant. RSUs generally vest over periods of up to four years, with one-fourth of the shares vesting one year from the vesting commencement date with respect to initial grants, and the remaining shares vesting in 12 equal quarterly installments thereafter. Awards of restricted stock to non-employee directors are granted on the date of the annual meeting of stockholders and vest in full on the date of the next annual meeting of stockholders, provided such non-employee director remains a director on such date. The fair value of the awards on the date of issuance is amortized to expense from the date of grant to the date of vesting and are expensed ratably on a straight-line basis over the vesting period. PSUs granted to the Company’s executives may include performance and market conditions. PSUs become eligible for vesting when certain market or performance conditions are met.

Share-Based Compensation Expense
The following table sets forth the total share-based compensation expense recognized in the Company’s Consolidated Statements of Operations:

	Year Ended December 31,
	2022	2021	2020

	(In thousands)
Cost of product and service revenues	$9,067	$7,994	$7,469
Research and development	11,368	7,663	6,497
Selling, general, and administrative	47,812	37,503	30,731
Total share-based compensation expense	$68,247	$53,160	$44,697
The Company did not capitalize any material share-based compensation amounts to inventory, capitalized software, or internal-use software for the years ended December 31, 2022 and 2021. Income tax benefits realized from share-based compensation were $5.2 million, $26.6 million, and $10.3 million, for the years ended December 31, 2022, 2021, and 2020, respectively.
Employee Stock Purchase Plan (“ESPP”)
The following assumptions were used to value shares granted under the ESPP for the years ended December 31, 2022, 2021, and 2020:

Year Ended December 31,
	2022	2021	2020
Expected life, years	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Expected volatility, %	28.8% - 45.6%	27.4% - 53.5%	30.4% - 53.5%
Risk-free interest rate, %	0.1% - 3.2%	0.1% - 2.6%	0.1% - 2.7%
Dividend yield, %	—%	—%	—%
For the years ended December 31, 2022 and 2021, employees purchased approximately 316,000 and 287,000 shares of common stock, respectively, under the ESPP at a weighted-average price of $67.63 and $62.14, respectively. As of December 31, 2022, the unrecognized compensation cost related to the shares to be purchased under the ESPP was approximately $2.5 million and is expected to be recognized over a weighted-average period of 1.3 years.
Stock Options
The following assumptions were used to value stock options granted pursuant to the 2009 Plan for the years ended December 31, 2021 and 2020. There were no stock options granted during the year ended December 31, 2022:

	Year Ended December 31,
	2021	2020
Expected life, years	4.9	4.7
Expected volatility, %	31.5%	39.4%
Risk-free interest rate, %	0.9%	0.7%
Estimated forfeiture rate, %	7.9%	5.7%
Dividend yield, %	—%	—%

The following table summarizes the stock option activity under the 2009 Plan during the year ended December 31, 2022:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Years	Aggregate Intrinsic Value

	(In thousands, except per share data)
Outstanding at December 31, 2021	2,954	$67.35	6.9	$334,119
Granted	—	—
Exercised	(367)	51.20
Expired	(35)	86.92
Forfeited	(118)	84.92
Outstanding at December 31, 2022	2,434	$68.65	6.1	$7,887
Exercisable at December 31, 2022	1,866	$63.81	5.8	$7,887
Vested and expected to vest at December 31, 2022 and thereafter	2,396	$68.35	6.1	$7,887
The weighted-average fair value per share of options granted during the years ended December 31, 2021 and 2020 was $35.17 and $26.48, respectively. The intrinsic value of options exercised during the years ended December 31, 2022, 2021, and 2020 was $23.9 million, $88.0 million, and $39.8 million, respectively. The tax benefit realized from stock options exercised was $4.4 million, $18.3 million, and $7.1 million, for the years ended December 31, 2022, 2021, and 2020, respectively.
As of December 31, 2022, total unrecognized compensation cost related to unvested stock options was $16.4 million, which is expected to be recognized over a weighted-average vesting period of 1.4 years.
Restricted Stock Units (“RSUs”)
The following table summarizes the RSU activity under the 2009 Plan during the year ended December 31, 2022:

	Number of Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Years	Aggregate Intrinsic Value

	(In thousands, except per share data)
Outstanding at December 31, 2021	763	$119.93	1.6	$137,696
Granted (Awarded)	746	111.12
Vested (Released)	(276)	111.17
Forfeited	(116)	124.29
Outstanding and unvested at December 31, 2022	1,117	$115.75	1.6	$56,297
The weighted-average grant date fair value per share of RSUs granted during the years ended December 31, 2022, 2021, and 2020 was $111.12, $149.65, and $74.52, respectively. The total fair value of RSUs that vested in the years ended December 31, 2022, 2021, and 2020 was $30.7 million, $16.7 million, and $11.2 million, respectively.
As of December 31, 2022, total unrecognized compensation cost related to RSUs was $104.7 million, which is expected to be recognized over the remaining weighted-average vesting period of 3.1 years.

Restricted Stock Awards (“RSAs”)
The following table summarizes the RSA activity under the 2009 Plan during the year ended December 31, 2022:

	Number of Shares	Weighted-Average Grant Date Fair Value

	(In thousands, except per share data)
Outstanding at December 31, 2021	11	$137.36
Granted (Awarded)	13	109.39
Vested (Released)	(11)	137.36
Outstanding and unvested at December 31, 2022	13	$109.39
The weighted-average grant date fair value per share of RSAs granted during the years ended December 31, 2022, 2021, and 2020 was $109.39, $137.36, and $68.11, respectively. The total fair value of RSAs that vested in the years ended December 31, 2022, 2021, and 2020 was $1.6 million, $1.4 million, and $1.4 million, respectively.
As of December 31, 2022, total unrecognized compensation cost related to RSAs was $0.5 million, which is expected to be recognized over the remaining weighted-average vesting period of 0.4 years.
Performance-Based Stock Unit Awards (“PSUs”)
During the year ended December 31, 2021, the Company granted 51,110 PSUs to its executive officers, all of which became eligible for vesting upon the achievement of a certain level of shareholder return. During the year ended December 31, 2022, the Company granted 56,237 PSUs to its executive officers, of which 0% to 200% may become eligible for vesting depending on the level of shareholder return for the period from March 1, 2022 through March 1, 2023.
The number of shares that vest at the end of the performance period depends on the percentile ranking of the total shareholder return for Omnicell stock over the performance period relative to the total shareholder return of each of the other companies in the NASDAQ Health Care Index. Stock price appreciation is calculated based on the trailing 20-day average stock price just prior to the first trading day of March in the grant year, compared to the trailing 20-day average stock price just prior to the first trading day of March in the year subsequent to the grant year. The fair value of PSU awards to executive officers is determined using a Monte Carlo simulation model.
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
The following table summarizes the PSU activity under the 2009 Plan during the year ended December 31, 2022:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Unit

	(In thousands, except per share data)
Outstanding at December 31, 2021	144	$118.71
Granted	78	155.27
Additional granted based on performance achievement	51	156.79
Vested	(123)	122.50
Forfeited	(15)	148.79
Outstanding and unvested at December 31, 2022	135	$147.42
The weighted-average grant date fair value per share of PSUs granted during the years ended December 31, 2022, 2021, and 2020 was $155.27, $162.16, and $82.17, respectively. The total fair value of PSUs that vested in the years ended December 31, 2022, 2021, and 2020 was $15.0 million, $4.4 million, and $3.7 million, respectively.

As of December 31, 2022, total unrecognized compensation cost related to PSUs was approximately $5.8 million, which is expected to be recognized over the remaining weighted-average vesting period of 1.1 years.
Summary of Shares Reserved for Future Issuance under Equity Incentive Plans
The Company had the following ordinary shares reserved for future issuance under its equity incentive plans as of December 31, 2022:

Number of Shares

(In thousands)
Share options outstanding	2,434
Non-vested restricted stock awards	1,265
Shares authorized for future issuance	1,359
ESPP shares available for future issuance	603
Total shares reserved for future issuance	5,661
401(k) Plan
The Company has established a pre-tax savings plan under Section 401(k) of the Internal Revenue Code of 1986, as amended. The 401(k) Plan allows eligible employees in the United States to voluntarily contribute a portion of their pre-tax salary, subject to a maximum limit specified in the Internal Revenue Code. The Company generally matches 50% of employee contributions up to $3,000, annually. The Company’s contributions under this plan were $8.1 million, $6.8 million, and $5.7 million in the years ended December 31, 2022, 2021, and 2020, respectively.
Note 16.    Stock Repurchase Programs
On August 2, 2016, the Company’s Board of Directors (the “Board”) authorized a stock repurchase program providing for the repurchase of up to $50.0 million of the Company’s common stock (the “2016 Repurchase Program”). The 2016 Repurchase Program is in addition to the stock repurchase program approved by the Board on November 4, 2014 providing for the repurchase of up to $50.0 million of the Company’s common stock (the “2014 Repurchase Program”). During the year ended December 31, 2022, the 2014 Repurchase Program was completed, and as of December 31, 2022, the maximum dollar value of shares that may yet be purchased under the 2016 Repurchase Program was $2.7 million.
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
On September 17, 2020, the Board authorized a one-time stock repurchase transaction providing for the repurchase of up to $75.0 million of the Company’s common stock in privately negotiated transactions concurrently with the issuance of the Notes, described in Note 11, Convertible Senior Notes. In September 2020, the Company repurchased 749,300 shares of its common stock from purchasers of the Notes in the offering in privately negotiated transactions effected through one of the initial purchasers or its affiliate at an average price of $70.78 per share for an aggregate purchase price of approximately $53.0 million. There will be no further repurchases under this one-time authorization.
During the year ended December 31, 2022, the Company repurchased approximately 389,300 shares of its common stock under the repurchase programs at an average price of $134.11 per share for an aggregate purchase price of approximately $52.2 million. During the years ended December 31, 2021 and 2020, the Company did not repurchase any of its outstanding common stock under the repurchase programs other than the separately-authorized one-time stock repurchase concurrent with the offering of the Notes in September 2020.

Note 17.     Income Taxes
The following is a geographical breakdown of income (loss) before the provision for income taxes:

	Year Ended December 31,
	2022	2021	2020

	(In thousands)
Domestic	$369	$67,103	$34,714
Foreign	(2,822)	(1,096)	(5,365)
Income (loss) before provision for income taxes	$(2,453)	$66,007	$29,349
The benefit from income taxes consisted of the following:

	Year Ended December 31,
	2022	2021	2020

	(In thousands)
Current:
Federal	$17,973	$(7,841)	$1,874
State	8,024	187	1,733
Foreign	192	(234)	647
Total current income taxes	26,189	(7,888)	4,254
Deferred:
Federal	(25,753)	(2,708)	(3,868)
State	(7,976)	(1,217)	(2,494)
Foreign	(561)	(29)	(737)
Total deferred income taxes	(34,290)	(3,954)	(7,099)
Total benefit from income taxes	$(8,101)	$(11,842)	$(2,845)

The benefit from income taxes differs from the amount computed by applying the statutory federal tax rate as follows:

	Year Ended December 31,
	2022	2021	2020

	(In thousands)
U.S. federal tax provision at statutory rate	$(515)	$13,861	$6,163
State taxes	38	(814)	(601)
Section 162(m) limitation	3,071	6,382	2,550
Non-deductible expenses	102	363	325
Uncertain tax positions	(776)	(835)	(394)
Share-based compensation tax benefit	(3,264)	(20,717)	(6,929)
Research tax credits	(6,948)	(5,170)	(4,038)
Restructuring impact	—	(6,116)	—
Foreign derived intangible income deduction	(753)	(68)	(204)
Global intangible low-taxed income inclusion	960	195	157
Foreign rate differential	186	17	(102)
Foreign branch taxes	(51)	(9)	288
Transaction cost	68	1,097	422
Other	(219)	(28)	(482)
Total benefit from income taxes	$(8,101)	$(11,842)	$(2,845)
The Company has executed various global operational centralization activities and legal entity rationalization in recent years. During the year ended December 31, 2022, the Company underwent legal entity rationalization through tax free reorganizations. During the year ended December 31, 2021, the Company recognized a benefit on the release of previously recorded uncertain tax positions related to the sale of certain intellectual property rights by Aesynt B.V. to Omnicell, Inc. and a gain on the transfer of certain assets to Omnicell Pty Ltd, which resulted in a tax benefit, net of tax expense, of $6.1 million.
On August 16, 2022, the Inflation Reduction Act of 2022, (the “IRA”), was signed into law. Among other things, the IRA imposes a 15% corporate alternative minimum tax for tax years beginning after December 31, 2022, levies a 1% excise tax on net stock repurchases after December 31, 2022, and provides tax incentives to promote clean energy. The Company is in the process of analyzing the potential impacts of the IRA’s provisions on its business. However, these provisions are not currently expected to have a material impact on the Company’s results of operations or financial position.
On March 11, 2021, the President of the United States signed into law the “American Rescue Plan Act of 2021” (the “ARP Act”), which provides additional economic stimulus and tax credits, including the expansion and modification of the employee retention tax credit enacted by the Coronavirus Aid, Relief and Economic Security Act and the refundable tax credits for COVID-related paid sick and family leave enacted by the Family First Act. The ARP Act further expands the “covered employees” definition for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended, used in determining the limitation on the deduction for excessive employee remuneration rules to be applicable for taxable years beginning after December 31, 2026. The provisions of the ARP Act did not have a material impact on the Company’s income taxes.

Significant components of the Company’s deferred tax assets (liabilities) were as follows:

	December 31,
	2022	2021

	(In thousands)
Deferred tax assets (liabilities):
Deferred revenues	$13,514	$6,892
Share-based compensation	12,064	9,265
Inventory-related items	4,567	4,834
Tax credit carryforwards	12,173	15,311
Reserves and accruals	6,244	8,699
Loss carryforwards	10,255	14,451
Lease liability	12,884	13,179
Convertible debt	15,037	543
Capitalized research and development	30,881	—
Other, net	1,557	1,281
Gross deferred tax assets	119,176	74,455
Valuation allowance	—	—
Total net deferred tax assets	119,176	74,455

Intangibles	(36,357)	(41,158)
Depreciation and amortization	(37,286)	(38,924)
Prepaid expenses	(15,574)	(17,775)
Right-of-use assets	(9,725)	(12,039)
Other, net	—	(381)
Total deferred tax liabilities	(98,942)	(110,277)

Net deferred tax assets (liabilities)	$20,234	$(35,822)
Deferred income tax assets (liabilities) are provided for temporary differences that will result in future tax deductions or future taxable income, as well as the future benefit of tax credit carryforwards. The Company recognizes deferred tax assets to the extent that it believes these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing temporary differences, projected future taxable income, tax planning strategies, and results of recent operations. As of December 31, 2022 and 2021, the Company does not have a valuation allowance against any of its deferred tax assets.
As of December 31, 2022, the Company had $10.9 million of federal net operating losses and $15.0 million of state net operating loss carryforwards expiring at various dates beginning in 2024, and $22.2 million of foreign net operating losses carried forward indefinitely. For income tax purposes, the Company has no federal research tax credit carryforward and a California research tax credit carryforward of $20.0 million. California credits are carried forward indefinitely to reduce cash taxes payable.
It is the Company’s practice and intention to reinvest the earnings of its non-U.S. subsidiaries in those operations. As of December 31, 2022, the Company has not made a provision for U.S. federal income, withholding, and state income taxes on the outside basis difference related to certain foreign subsidiaries because earnings are intended to be indefinitely reinvested in operations outside the U.S.
The Company files income tax returns in the United States and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examinations by taxing authorities, including major jurisdictions such as the United States, Germany, Italy, France, and the United Kingdom. With few exceptions, as of December 31, 2022, the Company was no longer subject to U.S., state, and foreign tax examinations for years before 2019, 2018, and 2018, respectively.

The aggregate change in the balance of gross unrecognized tax benefit, which excludes interest and penalties, for the years ended December 31, 2022, 2021, and 2020:

(In thousands)
Balance as of December 31, 2019	$16,775
Increases related to tax positions taken during a prior period	88
Decreases related to tax positions taken during the prior period	—
Increases related to tax positions taken during the current period	2,294
Decreases related to settlements	—
Decreases related to expiration of statute of limitations	(911)
Balance as of December 31, 2020	18,246
Increases related to tax positions taken during a prior period	40
Decreases related to tax positions taken during the prior period	(8,908)
Increases related to tax positions taken during the current period	1,219
Decreases related to settlements	—
Decreases related to expiration of statute of limitations	(1,636)
Balance as of December 31, 2021	8,961
Increases related to tax positions taken during a prior period	3
Decreases related to tax positions taken during the prior period	(59)
Increases related to tax positions taken during the current period	1,629
Decreases related to settlements	—
Decreases related to expiration of statute of limitations	(1,238)
Balance as of December 31, 2022	$9,296
The total amount of gross unrecognized tax benefit that, if realized, would favorably affect the Company’s effective income tax rate in future periods, was $9.3 million and $9.0 million as of December 31, 2022 and 2021, respectively. The Company recognizes interest and penalties related to uncertain tax positions in interest and other income (expense), net in the Consolidated Statements of Operations, accruing $0.2 million, $0.3 million, and $0.4 million for the years ended December 31, 2022, 2021, and 2020, respectively. Accrued interest and penalties are included within other long-term liabilities on the Consolidated Balance Sheets. The combined amount of cumulative accrued interest and penalties was approximately $0.2 million, $0.6 million, and $1.4 million for the years ended December 31, 2022, 2021, and 2020, respectively. The Company does not believe there will be any significant changes in its unrecognized tax positions over the next twelve months.
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
During the first quarter of 2022, the Company initiated certain domestic and international restructuring initiatives in order to enhance and streamline certain engineering functions for its domestic operations and to realign its international sales organization to better serve its customers in various international markets. During the third quarter of 2022, the Company initiated restructuring initiatives associated with the integration and functionalization of certain acquisitions, primarily the 340B Link business acquisition, to further accelerate the expansion of the Company’s pharmacy inventory management capabilities. On November 23, 2022, the Company committed to a plan to reduce the Company’s headcount as part of the Company’s expense containment efforts being implemented due to ongoing macroeconomic headwinds, primarily consisting of employee severance and benefits costs.
During the year ended December 31, 2022, the restructuring plans incurred $22.8 million of employee severance costs and related expenses. As of December 31, 2022, the unpaid balance related to these restructuring plans was $18.2 million.

Refer to Note 13, Lessee Leases for information regarding the Company’s restructuring activities for optimization of certain leased facilities.
The following table summarizes the total restructuring expenses recognized in the Company’s Consolidated Statements of Operations for the years ended December 31, 2022, 2021, and 2020:

	Year Ended December 31,
	2022	2021	2020

	(In thousands)
Cost of product and service revenues	$8,018	$389	$2,564
Research and development	3,615	105	3,716
Selling, general, and administrative	11,170	1,526	3,681
Total restructuring expense	$22,803	$2,020	$9,961
Note 19.    Subsequent Events
As previously disclosed, on November 23, 2022, the Company committed to a plan to reduce the Company’s headcount (the “Plan”), as part of the Company’s expense containment efforts being implemented due to ongoing macroeconomic headwinds. As a result of continued exploration of expense containment measures, on February 28, 2023, the Company committed to further reduce its headcount as part of the Plan. The Company expects to further reduce its workforce across many of its functions affecting approximately 60 additional employees. As part of the Plan, on February 28, 2023, the Company also committed to reduce its real estate footprint to align with its broader hybrid work strategy and in an effort to further reduce costs.
The Company estimates that the additional headcount reductions and office closures will result in additional incremental nonrecurring restructuring and related charges of approximately $13.0 million in 2023.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period (1)	Charged (Credited) to Costs and Expenses (2)	Amounts Written Off (3)	Other Adjustments (4)	Balance at End of Period (1)

	(In thousands)
Year ended December 31, 2020
Accounts receivable and unbilled receivables	$3,227	$1,095	$(535)	$499	$4,286
Long-term unbilled receivables	—	—	—	30	30
Net investment in sales-type leases	225	40	—	—	265
Total allowances deducted from assets	$3,452	$1,135	$(535)	$529	$4,581

Year ended December 31, 2021
Accounts receivable and unbilled receivables	$4,286	$2,130	$(2,079)	$935	$5,272
Long-term unbilled receivables	30	(4)	—	—	26
Net investment in sales-type leases	265	(37)	—	—	228
Total allowances deducted from assets	$4,581	$2,089	$(2,079)	$935	$5,526

Year ended December 31, 2022
Accounts receivable and unbilled receivables	$5,272	$2,658	$(2,551)	$(226)	$5,153
Long-term unbilled receivables	26	9	—		35
Net investment in sales-type leases	228	80	—	—	308
Total allowances deducted from assets	$5,526	$2,747	$(2,551)	$(226)	$5,496
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

INDEX TO EXHIBITS

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

2.1	Securities Purchase Agreement, dated October 29, 2015, by and among Omnicell International, Inc., Omnicell, Inc., Aesynt Holding, L.P., Aesynt, Ltd., and Aesynt Holding Coöperatief U.A.	8-K	2.1	10/29/2015

2.2	Stock Purchase Agreement, dated November 28, 2016, among Omnicell, Inc., Ateb, Inc., Ateb Canada Ltd., the related stockholders and optionholders, and the stockholders’ agent	8-K	2.1	11/29/2016

2.3	Equity Purchase Agreement, dated August 11, 2020, by and among Omnicell, Inc., PSGH, LLC, BW Apothecary Holdings, LLC, the sellers identified therein and the sellers’ representative	8-K	2.1	8/12/2020

2.4	Amendment No. 1, dated October 1, 2020, to Equity Purchase Agreement, by and among Omnicell, Inc. and the sellers’ representative	10-Q	2.2	10/30/2020

3.1	Amended and Restated Certificate of Incorporation of Omnicell, Inc.	8-K	3.1	9/20/2001

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Omnicell, Inc.	10-Q	3.2	8/9/2010

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock	10-K	3.2	3/28/2003

3.4	Third Amended and Restated Bylaws of Omnicell, Inc.	8-K	3.1	10/21/2022

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, and 3.4

4.2	Form of Common Stock Certificate	S-1/A	4.1	7/24/2001

4.3	Description of Omnicell, Inc.’s Securities Registered Pursuant to Section 12 of the Exchange Act	10-K	4.7	2/26/2020

4.4	Indenture, dated as of September 25, 2020, by and between Omnicell, Inc. and U.S. Bank National Association, as Trustee	8-K	4.1	9/25/2020

4.5	Form of Global Note, representing Omnicell, Inc.’s 0.25% Convertible Senior Notes due 2025 (included as Exhibit A to the Indenture filed as Exhibit 4.4)	8-K	4.2	9/25/2020

10.1*	Amended and Restated 1997 Employee Stock Purchase Plan, as amended	S-8	99.2	7/2/2015

10.2*	Omnicell, Inc. 2009 Equity Incentive Plan, as amended	S-8	99.1	6/22/2022

10.3*	Form of Restricted Stock Unit Award Agreement for the 2009 Equity Incentive Plan, as amended	10-Q	10.4	8/9/2012

10.4*	Form of Performance Cash Award Grant Notice and Form of Performance Cash Award Agreement for the 2009 Equity Incentive Plan, as amended	10-Q	10.5	8/9/2012

10.5*	Form of Restricted Stock Bonus Grant Notice and Form of Restricted Stock Bonus Agreement for 2009 Equity Incentive Plan, as amended	S-8	99.4	5/24/2018

10.6*	Form of Option Grant Notice and Form of Option Agreement for 2009 Equity Incentive Plan, as amended	8-K	10.1	3/8/2019

10.7*	Form of Option Grant Notice and Form of Global Option Agreement for 2009 Equity Incentive Plan, as amended	10-Q	10.1	7/31/2020

10.8*	Form of Restricted Stock Unit Grant Notice and Form of Global Restricted Stock Unit Award Agreement for 2009 Equity Incentive Plan, as amended (July 2020)	10-K	10.9	2/24/2021

10.9*	Form of Restricted Stock Unit Grant Notice and Form of Global Restricted Stock Unit Award Agreement for 2009 Equity Incentive Plan, as amended (February 2021)	10-K	10.10	2/24/2021

10.10*	Omnicell, Inc. 2010 Quarterly Executive Bonus Plan	8-K	10.1	3/17/2010

10.11*	Omnicell, Inc. Amended and Restated Severance Benefit Plan effective as of March 7, 2017	10-Q	10.1	5/5/2017

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

10.12*	Form of Director and Officer Indemnity Agreement	S-1	10.12	3/14/2001

10.13*	Amended and Restated Executive Officer Change of Control Agreement	10-Q	10.4	11/6/2015

10.14*	Employment Agreement, dated October 31, 2003, between Omnicell, Inc. and Dan S. Johnston	10-K	10.26	3/8/2004

10.15*	Addendum to Offer Letter, dated December 30, 2010, between Omnicell, Inc. and Dan S. Johnston	10-K	10.14	3/11/2011

10.16*	Offer letter between Omnicell, Inc. and Peter J. Kuipers dated August 11, 2015	10-Q	10.3	11/6/2015

10.17*	Offer Letter between Omnicell, Inc. and Scott P. Seidelmann, dated March 29, 2018	10-K	10.41	2/27/2019

10.18	Offer letter between Omnicell, Inc. and Christine Mellon dated February 12, 2021	10-K	10.32	2/25/2022

10.19	Lease Agreement, dated December 21, 2001, by and between TC Northeast Metro, Inc. and Aesynt Incorporated (formerly McKesson Automation Inc.)	10-Q	10.3	5/6/2016

10.20	First Amendment to Lease, dated April 8, 2005, by and between Multi-Employer Property Trust and Aesynt Incorporated (formerly McKesson Automation Inc.)	10-K	10.24	2/24/2021

10.21	Second Amendment to Lease, dated April 21, 2008, by and between NewTower Trust Company Multi-Employer Property Trust and Aesynt Incorporated (formerly McKesson Automation Inc.)	10-K	10.25	2/24/2021

10.22	Third Amendment to Lease, dated January 11, 2011, between Cranberry Cochran Road, L.P., et al. and Aesynt Incorporated (formerly McKesson Automation Inc.)	10-K	10.26	2/24/2021

10.23	Fourth Amendment to Lease, dated October 29, 2013, between McKnight Cranberry III, L.P. and Aesynt Incorporated (formerly McKesson Automation Inc.)	10-K	10.27	2/24/2021

10.24	Fifth Amendment to Lease, dated April 28, 2017, between McKnight Cranberry III, L.P. and Aesynt Incorporated	10-Q	10.3	5/5/2017

10.25	Sixth Amendment to Lease, dated November 11, 2019, between McKnight Cranberry III, L.P. and Aesynt Incorporated	10-K	10.39	2/26/2020

10.26	Amended and Restated Credit Agreement, dated as of November 15, 2019, by and among Omnicell, Inc., the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent	8-K	10.1	11/18/2019

10.27	First Amendment to Amended and Restated Credit Agreement, dated as of September 22, 2020, by and among Omnicell, Inc., the subsidiary guarantors party thereto, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent	8-K	10.1	9/22/2020

10.28	Form of Convertible Note Hedge Confirmation	8-K	10.1	9/25/2020

10.29*	Form of Warrant Confirmation	8-K	10.2	9/25/2020

10.30*	Letter Agreement between Omnicell, Inc. and Dan S. Johnston, dated July 29, 2022	10-Q	10.2	8/9/2022

10.31*+	Promotion letter between Omnicell, Inc. and Corey J. Manley dated May 18, 2022

21.1+	Subsidiaries of the Registrant

23.1+	Consent of Independent Registered Public Accounting Firm

24.1+	Power of Attorney (included on the signature pages hereto)

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

31.1+	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

31.2+	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

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

OMNICELL, INC.
Date:	March 1, 2023	By:	/s/ PETER J. KUIPERS
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

Signature	Title	Date

/s/ RANDALL A. LIPPS	Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)	March 1, 2023
Randall A. Lipps

/s/ PETER J. KUIPERS	Executive Vice President & Chief Financial Officer (Principal Financial Officer)	March 1, 2023
Peter J. Kuipers

/s/ JOSEPH B. SPEARS	Senior Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	March 1, 2023
Joseph B. Spears

/s/ JOANNE B. BAUER		March 1, 2023
Joanne B. Bauer	Director

/s/ EDWARD P. BOUSA		March 1, 2023
Edward P. Bousa	Director

/s/ MARY A. GARRETT		March 1, 2023
Mary A. Garrett	Director

/s/ VANCE B. MOORE		March 1, 2023
Vance B. Moore	Director

/s/ MARK W. PARRISH		March 1, 2023
Mark W. Parrish	Director

/s/ BRUCE E. SCOTT		March 1, 2023
Bruce E. Scott	Director

/s/ ROBIN G. SEIM		March 1, 2023
Robin G. Seim	Director

/s/ SARA J. WHITE		March 1, 2023
Sara J. White	Director
S-1