Form 10-Q
period 2023-06-30
OMNICELL, INC.
filed 2023-08-04
CIK 926326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of July 28, 2023, there were 45,212,042 shares of the registrant’s common stock, $0.001 par value, outstanding.

OMNICELL, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
OMNICELL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2023	December 31, 2022

	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$399,464	$330,362
Accounts receivable and unbilled receivables, net of allowances of $5,766 and $5,153, respectively	273,899	299,469
Inventories	130,577	147,549
Prepaid expenses	23,514	27,070
Other current assets	53,907	77,362
Total current assets	881,361	881,812
Property and equipment, net	103,212	93,961
Long-term investment in sales-type leases, net	35,039	32,924
Operating lease right-of-use assets	27,698	38,052
Goodwill	735,523	734,274
Intangible assets, net	226,707	242,906
Long-term deferred tax assets	32,764	22,329
Prepaid commissions	54,777	59,483
Other long-term assets	96,791	105,017
Total assets	$2,193,872	$2,210,758

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$47,192	$63,389
Accrued compensation	52,475	73,455
Accrued liabilities	145,888	172,655
Deferred revenues, net	124,602	118,947
Total current liabilities	370,157	428,446
Long-term deferred revenues	48,750	37,385
Long-term deferred tax liabilities	1,511	2,095
Long-term operating lease liabilities	35,510	39,405
Other long-term liabilities	6,265	6,719
Convertible senior notes, net	568,114	566,571
Total liabilities	1,030,307	1,080,621
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value, 100,000 shares authorized; 55,488 and 55,030 shares issued; 45,205 and 44,747 shares outstanding, respectively	56	55
Treasury stock at cost, 10,283 shares outstanding, respectively	(290,319)	(290,319)
Additional paid-in capital	1,088,825	1,046,760
Retained earnings	379,179	390,728
Accumulated other comprehensive loss	(14,176)	(17,087)
Total stockholders’ equity	1,163,565	1,130,137
Total liabilities and stockholders’ equity	$2,193,872	$2,210,758
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(In thousands, except per share data)
Revenues:
Product revenues	$188,436	$233,806	$374,151	$459,681
Services and other revenues	110,537	97,580	215,451	190,533
Total revenues	298,973	331,386	589,602	650,214
Cost of revenues:
Cost of product revenues	107,962	121,814	217,489	240,152
Cost of services and other revenues	56,568	51,480	112,641	101,923
Total cost of revenues	164,530	173,294	330,130	342,075
Gross profit	134,443	158,092	259,472	308,139
Operating expenses:
Research and development	23,137	26,355	46,015	51,385
Selling, general, and administrative	103,558	119,252	228,672	239,185
Total operating expenses	126,695	145,607	274,687	290,570
Income (loss) from operations	7,748	12,485	(15,215)	17,569
Interest and other income (expense), net	4,461	(1,711)	6,242	(1,825)
Income (loss) before income taxes	12,209	10,774	(8,973)	15,744
Provision for (benefit from) income taxes	8,758	1,705	2,576	(1,538)
Net income (loss)	$3,451	$9,069	$(11,549)	$17,282
Net income (loss) per share:
Basic	$0.08	$0.21	$(0.26)	$0.39
Diluted	$0.08	$0.20	$(0.26)	$0.37
Weighted-average shares outstanding:
Basic	45,125	44,219	45,007	44,234
Diluted	45,472	46,260	45,007	47,121
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(In thousands)
Net income (loss)	$3,451	$9,069	$(11,549)	$17,282
Other comprehensive income (loss):
Foreign currency translation adjustments	1,432	(6,410)	2,911	(8,965)
Other comprehensive income (loss)	1,432	(6,410)	2,911	(8,965)
Comprehensive income (loss)	$4,883	$2,659	$(8,638)	$8,317
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
	Shares	Amount	Shares	Amount

	(In thousands)
Balances as of December 31, 2022	55,030	$55	(10,283)	$(290,319)	$1,046,760	$390,728	$(17,087)	$1,130,137
Net loss	—	—	—	—	—	(15,000)	—	(15,000)
Other comprehensive income	—	—	—	—	—	—	1,479	1,479
Share-based compensation	—	—	—	—	15,180	—	—	15,180
Issuance of common stock under employee stock plans	322	—	—	—	12,114	—	—	12,114
Tax payments related to restricted stock units	—	—	—	—	(1,369)	—	—	(1,369)
Balances as of March 31, 2023	55,352	55	(10,283)	(290,319)	1,072,685	375,728	(15,608)	1,142,541
Net income	—	—	—	—	—	3,451	—	3,451
Other comprehensive income	—	—	—	—	—	—	1,432	1,432
Share-based compensation	—	—	—	—	15,148	—	—	15,148
Issuance of common stock under employee stock plans	136	1	—	—	3,088	—	—	3,089
Tax payments related to restricted stock units	—	—	—	—	(2,096)	—	—	(2,096)
Balances as of June 30, 2023	55,488	$56	(10,283)	$(290,319)	$1,088,825	$379,179	$(14,176)	$1,163,565
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED) - CONTINUED

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
	Shares	Amount	Shares	Amount

	(In thousands)
Balances as of December 31, 2021	54,073	$54	(9,894)	$(238,109)	$1,024,580	$368,571	$(8,407)	$1,146,689
Net income	—	—	—	—	—	8,213	—	8,213
Other comprehensive loss	—	—	—	—	—	—	(2,555)	(2,555)
Share-based compensation	—	—	—	—	16,208	—	—	16,208
Issuance of common stock under employee stock plans	384	—	—	—	18,951	—	—	18,951
Tax payments related to restricted stock units	—	—	—	—	(4,322)	—	—	(4,322)
Stock repurchases	—	—	(389)	(52,210)	—	—	—	(52,210)
Cumulative effect of a change in accounting principle related to convertible debt	—	—	—	—	(72,742)	16,509	—	(56,233)
Balances as of March 31, 2022	54,457	54	(10,283)	(290,319)	982,675	393,293	(10,962)	1,074,741
Net income	—	—	—	—	—	9,069	—	9,069
Other comprehensive loss	—	—	—	—	—	—	(6,410)	(6,410)
Share-based compensation	—	—	—	—	17,213	—	—	17,213
Issuance of common stock under employee stock plans	114	1	—	—	2,171	—	—	2,172
Tax payments related to restricted stock units	—	—	—	—	(4,148)	—	—	(4,148)
Balances as of June 30, 2022	54,571	$55	(10,283)	$(290,319)	$997,911	$402,362	$(17,372)	$1,092,637
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2023	2022

	(In thousands)
Operating Activities
Net income (loss)	$(11,549)	$17,282
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	44,054	43,017
Loss on disposal of property and equipment	993	—
Share-based compensation expense	28,131	33,421
Deferred income taxes	(11,019)	(9,506)
Amortization of operating lease right-of-use assets	4,225	6,801
Impairment and abandonment of operating lease right-of-use assets related to facilities	7,815	5,093
Amortization of debt issuance costs	2,091	2,079
Changes in operating assets and liabilities:
Accounts receivable and unbilled receivables	26,463	(71,418)
Inventories	17,820	(32,625)
Prepaid expenses	3,576	1,660
Other current assets	773	(1,996)
Investment in sales-type leases	(1,707)	(12,465)
Prepaid commissions	4,706	6,033
Other long-term assets	43	1,455
Accounts payable	(15,806)	(3,130)
Accrued compensation	(20,980)	(11,118)
Accrued liabilities	(4,646)	4,682
Deferred revenues	16,540	1,395
Operating lease liabilities	(5,396)	(7,176)
Other long-term liabilities	(454)	969
Net cash provided by (used in) operating activities	85,673	(25,547)
Investing Activities
External-use software development costs	(6,685)	(6,543)
Purchases of property and equipment	(21,772)	(21,099)
Business acquisition, net of cash acquired	—	(3,392)
Purchase price adjustments from business acquisitions	—	5,484
Net cash used in investing activities	(28,457)	(25,550)
Financing Activities
Proceeds from issuances under stock-based compensation plans	15,203	21,123
Employees’ taxes paid related to restricted stock units	(3,465)	(8,470)
Change in customer funds, net	(4,273)	5,986
Stock repurchases	—	(52,210)
Net cash provided by (used in) financing activities	7,465	(33,571)
Effect of exchange rate changes on cash and cash equivalents	148	(2,123)
Net increase (decrease) in cash, cash equivalents, and restricted cash	64,829	(86,791)
Cash, cash equivalents, and restricted cash at beginning of period	352,835	355,620
Cash, cash equivalents, and restricted cash at end of period	$417,664	$268,829
Reconciliation of cash, cash equivalents, and restricted cash to the Condensed Consolidated Balance Sheets:
Cash and cash equivalents	$399,464	$244,953
Restricted cash included in other current assets	18,200	23,876
Cash, cash equivalents, and restricted cash at end of period	$417,664	$268,829
Supplemental disclosure of non-cash investing activities
Unpaid purchases of property and equipment	$464	$1,444
Transfers between inventory and property and equipment, net	$—	$314
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
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the financial position of the Company as of June 30, 2023 and December 31, 2022, the results of operations and comprehensive income (loss) for the three and six months ended June 30, 2023 and 2022, and cash flows for the six months ended June 30, 2023 and 2022. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) have been condensed or omitted in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 1, 2023, except as discussed in the section entitled “Recently Adopted Authoritative Guidance” below. The Company’s results of operations and comprehensive income (loss) for the three and six months ended June 30, 2023, and cash flows for the six months ended June 30, 2023 are not necessarily indicative of results that may be expected for the year ending December 31, 2023, or for any future period.
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
The Company’s critical accounting policies are those that affect its financial statements materially and involve difficult, subjective, or complex judgments by management. As of June 30, 2023, the Company is not aware of any events or circumstances that would require an update to its estimates, judgments, or revisions to the carrying value of its assets or liabilities.
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
A portion of the Company’s sales are made to customers who are members of Group Purchasing Organizations (“GPOs”) and Federal agencies that purchase under a Federal Supply Schedule Contract with the Department of Veterans Affairs (the “GSA Contract”). GPOs are often fully or partially owned by the Company’s customers, and the Company pays fees to the GPO on completed contracts. The Company also pays the Industrial Funding Fee (“IFF”) to the Department of Veterans Affairs under the GSA Contract. The Company considers these fees consideration paid to customers and records them as reductions to revenue. Fees to GPOs and the IFF were $2.8 million and $4.0 million for the three months ended June 30, 2023 and 2022, respectively, and $5.9 million and $8.5 million for the six months ended June 30, 2023 and 2022, respectively.

Disaggregation of Revenues
The following table summarizes the Company’s revenues disaggregated by revenue type for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(In thousands)
Connected devices, software licenses, and other	$167,475	$215,632	$332,622	$423,710
Consumables	20,961	18,174	41,529	35,971
Technical services	57,191	53,303	110,548	102,472
Advanced Services	53,346	44,277	104,903	88,061
Total revenues	$298,973	$331,386	$589,602	$650,214
The following table summarizes the Company’s revenues disaggregated by geographic region, which is determined based on customer location, for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(In thousands)
United States	$257,202	$294,937	$513,145	$582,514
Rest of world (1)	41,771	36,449	76,457	67,700
Total revenues	$298,973	$331,386	$589,602	$650,214
_________________________________________________
(1)    No individual country represented more than 10% of total revenues.
Contract Assets and Contract Liabilities
The following table reflects the Company’s contract assets and contract liabilities:

	June 30, 2023	December 31, 2022

	(In thousands)
Short-term unbilled receivables, net (1)	$22,111	$25,763
Long-term unbilled receivables, net (2)	15,132	14,744
Total contract assets	$37,243	$40,507

Short-term deferred revenues, net	$124,602	$118,947
Long-term deferred revenues	48,750	37,385
Total contract liabilities	$173,352	$156,332
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
Short-term deferred revenues of $124.6 million and $118.9 million include deferred revenues from product sales and service contracts, net of deferred cost of sales of $13.6 million and $15.8 million, as of June 30, 2023 and December 31, 2022, respectively. During the three and six months ended June 30, 2023, the Company recognized revenues of $30.6 million and $86.1 million, respectively, that were included in the corresponding gross short-term deferred revenues balance of $134.7 million as of December 31, 2022. Long-term deferred revenues include deferred revenues from product sales and service contracts of $48.8 million and $37.4 million as of June 30, 2023 and December 31, 2022, respectively. Deferred revenues from product sales primarily relate to delivered and invoiced products, pending installation and acceptance. Deferred revenues from service contracts primarily relate to services that have been invoiced, where services have not yet been provided. Short-term deferred revenues are expected to be recognized within the next twelve months. Long-term deferred revenues substantially consist of deferred revenues on long-term service contracts which have been invoiced and are expected to be recognized as revenue beyond twelve months, generally not more than ten years. The Company generally invoices customers for products upon shipment. Invoicing associated with the service portion of agreements is generally periodic and is billed on a monthly, quarterly, or annual basis, and in certain circumstances, multiple years are billed at one time.
In addition, the Company has remaining performance obligations associated with contracts for which the associated products have been accepted or associated services have started, but where invoicing has not yet occurred and therefore are not reflected in deferred revenue. These remaining performance obligations are comprised of the non-variable portions of technical services and Advanced Services provided under non-cancellable contracts with minimum commitments. Remaining performance obligations which are not included in deferred revenues are $288.7 million as of June 30, 2023. Remaining performance obligations are expected to be recognized ratably over the remaining term of the contract, which is generally not more than ten years. Remaining performance obligations do not include product obligations, services where the associated product has not been accepted, services which have not yet started, variable portions of services, and certain other obligations.
Significant Customers
There were no customers that accounted for more than 10% of the Company’s total revenues for the three and six months ended June 30, 2023 and 2022. Also, there were no customers that accounted for more than 10% of the Company’s accounts receivable balance as of June 30, 2023 and December 31, 2022.
Note 3. Net Income (Loss) Per Share
The basic and diluted net income (loss) per share calculations for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(In thousands, except per share data)
Net income (loss)	$3,451	$9,069	$(11,549)	$17,282
Weighted-average shares outstanding – basic	45,125	44,219	45,007	44,234
Effect of dilutive securities from stock award plans	347	1,142	—	1,421
Effect of convertible senior notes	—	899	—	1,466
Weighted-average shares outstanding – diluted	45,472	46,260	45,007	47,121

Net income (loss) per share – basic	$0.08	$0.21	$(0.26)	$0.39
Net income (loss) per share – diluted	$0.08	$0.20	$(0.26)	$0.37

Anti-dilutive weighted-average shares related to stock award plans	2,512	865	3,530	473
Anti-dilutive weighted-average shares related to convertible senior notes and warrants	11,816	5,908	11,816	5,908
Note 4. Cash and Cash Equivalents and Fair Value of Financial Instruments
Cash and cash equivalents of $399.5 million and $330.4 million as of June 30, 2023 and December 31, 2022, respectively, consisted of bank accounts and highly-liquid U.S. Government money market funds held in sweep and asset management accounts with financial institutions of high credit quality. As of June 30, 2023 and December 31, 2022, cash equivalents were $382.1 million and $301.0 million, respectively, which consisted of money market funds held in sweep and asset management accounts.
Fair Value Hierarchy
The Company measures its financial instruments at fair value. The Company’s cash, cash equivalents, and restricted cash are classified within Level 1 of the fair value hierarchy as they are valued primarily using quoted market prices utilizing market observable inputs. The Company’s credit facility is classified within Level 2 as the valuation inputs are based on quoted prices or market observable data of similar instruments. The Company’s convertible senior notes are classified within Level 2 as the valuation inputs are based on quoted prices in an inactive market on the last day in the reporting period. As of June 30, 2023 and December 31, 2022, the fair value of the convertible senior notes was $581.6 million and $501.4 million, respectively, compared to their carrying values of $568.1 million and $566.6 million, respectively, which are net of unamortized debt issuance costs. Refer to Note 9, Debt and Credit Agreement, for further information regarding the Company’s credit facility and Note 10, Convertible Senior Notes, for further information regarding the Company’s convertible senior notes.
Note 5. Balance Sheet Components
Balance sheet details as of June 30, 2023 and December 31, 2022 are presented in the tables below:

	June 30, 2023	December 31, 2022

	(In thousands)
Inventories:
Raw materials	$62,757	$75,854
Work in process	1,331	9,280
Finished goods	66,489	62,415
Total inventories	$130,577	$147,549

Other current assets:
Funds held for customers, including restricted cash (1)	$34,429	$56,703
Net investment in sales-type leases, current portion	11,078	11,486
Prepaid income taxes	63	1,702
Other current assets	8,337	7,471
Total other current assets	$53,907	$77,362

Other long-term assets:
External-use software development costs, net	$73,125	$80,760
Unbilled receivables, net	15,132	14,744
Deferred debt issuance costs	1,510	2,058
Other long-term assets	7,024	7,455
Total other long-term assets	$96,791	$105,017

Accrued liabilities:
Operating lease liabilities, current portion	$10,951	$10,761
Customer fund liabilities	34,429	56,703
Advance payments from customers	11,547	11,556
Rebate liabilities	46,680	42,802
Group purchasing organization fees	5,428	7,723
Taxes payable	12,337	9,642
Other accrued liabilities	24,516	33,468
Total accrued liabilities	$145,888	$172,655
_________________________________________________
(1)    Includes restricted cash of $18.2 million and $22.5 million as of June 30, 2023 and December 31, 2022, respectively.

The following table summarizes the changes in accumulated balances of other comprehensive income (loss), which consisted of foreign currency translation adjustments, for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(In thousands)
Beginning balance	$(15,608)	$(10,962)	$(17,087)	$(8,407)
Other comprehensive income (loss)	1,432	(6,410)	2,911	(8,965)
Ending balance	$(14,176)	$(17,372)	$(14,176)	$(17,372)
Note 6. Property and Equipment
The following table represents the property and equipment balances as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022

	(In thousands)
Equipment	$97,048	$91,391
Furniture and fixtures	4,915	5,154
Leasehold improvements	18,841	19,510
Purchased software and internal-use software development costs	93,396	76,327
Construction in progress	27,564	28,223
Property and equipment, gross	241,764	220,605
Accumulated depreciation and amortization	(138,552)	(126,644)
Total property and equipment, net	$103,212	$93,961
Depreciation and amortization expense of property and equipment was $6.6 million and $5.6 million for the three months ended June 30, 2023 and 2022, respectively, and $12.9 million and $10.9 million for the six months ended June 30, 2023 and 2022, respectively.
The geographic location of the Company’s property and equipment, net, is based on the physical location in which it is located. The following table summarizes the geographic information for property and equipment, net, as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022

	(In thousands)
United States	$99,383	$89,989
Rest of world (1)	3,829	3,972
Total property and equipment, net	$103,212	$93,961
_________________________________________________
(1)    No individual country represented more than 10% of total property and equipment, net.

Note 7. External-Use Software Development Costs
The carrying amounts of external-use software development costs as of June 30, 2023 and December 31, 2022 were as follows:

	June 30, 2023	December 31, 2022

	(In thousands)
Gross carrying amount	$232,199	$225,004
Accumulated amortization	(159,074)	(144,244)
External-use software development costs, net (1)	$73,125	$80,760
_________________________________________________
(1)     Included in other long-term assets in the Condensed Consolidated Balance Sheets.
The Company recorded $7.4 million and $7.5 million to cost of revenues for amortization of external-use software development costs for the three months ended June 30, 2023 and 2022, respectively, and $14.8 million and $14.2 million for the six months ended June 30, 2023 and 2022, respectively.
The estimated future amortization expenses for external-use software development costs were as follows:

June 30, 2023

(In thousands)
Remaining six months of 2023	$14,090
2024	24,219
2025	16,843
2026	11,304
2027	5,349
Thereafter	1,320
Total	$73,125
Note 8. Goodwill and Intangible Assets
Goodwill
The following table represents changes in the carrying amount of goodwill:

(In thousands)
Balance as of December 31, 2022	$734,274
Foreign currency exchange rate fluctuations	1,249
Balance as of June 30, 2023	$735,523

Intangible Assets, Net
The carrying amounts and useful lives of intangible assets as of June 30, 2023 and December 31, 2022 were as follows:

	June 30, 2023
	Gross carrying amount	Accumulated amortization	Foreign currency exchange rate fluctuations	Net carrying amount	Useful life (years)

	(In thousands, except for years)
Customer relationships	$311,089	$(109,038)	$(1,350)	$200,701	4 - 30
Acquired technology	92,066	(69,641)	—	22,425	4 - 20
Backlog	1,800	(1,350)	—	450	2
Trade names	9,200	(7,156)	—	2,044	5 - 12
Patents	2,430	(1,393)	—	1,037	2 - 20
Non-compete agreements	600	(550)	—	50	3
Total intangibles assets, net	$417,185	$(189,128)	$(1,350)	$226,707

	December 31, 2022
	Gross carrying amount	Accumulated amortization	Foreign currency exchange rate fluctuations	Net carrying amount	Useful life (years)

	(In thousands, except for years)
Customer relationships	$311,089	$(99,177)	$(1,514)	$210,398	4 - 30
Acquired technology	92,066	(64,299)	—	27,767	4 - 20
Backlog	1,800	(900)	—	900	2
Trade names	9,200	(6,633)	—	2,567	5 - 12
Patents	2,430	(1,306)	—	1,124	2 - 20
Non-compete agreements	600	(450)	—	150	3
Total intangibles assets, net	$417,185	$(172,765)	$(1,514)	$242,906
Amortization expense of intangible assets was $8.1 million and $8.9 million for the three months ended June 30, 2023 and 2022, respectively, and $16.4 million and $18.0 million for the six months ended June 30, 2023 and 2022, respectively.
The estimated future amortization expenses for amortizable intangible assets were as follows:

June 30, 2023

(In thousands)
Remaining six months of 2023	$15,194
2024	23,086
2025	21,062
2026	18,077
2027	16,800
Thereafter	132,488
Total	$226,707
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
On September 22, 2020, the parties entered into a first amendment to the A&R Credit Agreement to, among other changes, permit the issuance of the convertible senior notes and the purchase of the convertible note hedge transactions, as described in Note 10, Convertible Senior Notes, expand the Company’s flexibility to repurchase its common stock and make other restricted payments, and replace the total net leverage covenant with a new secured net leverage covenant that requires the Company to maintain a consolidated secured net leverage ratio not to exceed 3.50:1 for the calendar quarters ending September 30, 2020, December 31, 2020, and March 31, 2021 and 3.00:1 for the calendar quarters ending thereafter. The availability of funds under the Revolving Credit Facility may be subject to reduction in order to maintain compliance with the financial covenants under the A&R Credit Agreement.
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
The A&R Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, dividends, and other distributions. The A&R Credit Agreement contains financial covenants that require the Company and its subsidiaries to not exceed a maximum total secured net leverage ratio (as described above) and maintain a minimum interest coverage ratio. In addition, the A&R Credit Agreement contains certain customary events of default including, but not limited to, failure to pay interest, principal, and fees, or other amounts when due, material misrepresentations or misstatements in any representation or warranty, covenant defaults, certain cross defaults to other material indebtedness, certain judgment defaults, and events of bankruptcy. The Company’s obligations under the A&R Credit Agreement and any swap obligations and banking services obligations owing to a lender (or an affiliate of a lender) are guaranteed by certain of its domestic subsidiaries and secured by substantially all of its and such subsidiary guarantors’ assets. In connection with entering into the A&R Credit Agreement, and as a condition precedent to borrowing loans thereunder, the Company and certain of the Company’s other direct and indirect subsidiaries have entered into certain ancillary agreements, including, but not limited to, a reaffirmation agreement, which amends certain terms of the existing collateral agreement and reaffirms their obligations under the existing guaranty agreement. The Company was in compliance with all covenants as of June 30, 2023.
As of June 30, 2023 and December 31, 2022, the Company had $417.7 million and $500.0 million of funds available under the Revolving Credit Facility, respectively. As of June 30, 2023 and December 31, 2022, the Company had no outstanding balance under the Revolving Credit Facility.

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
During the three months ended June 30, 2023 and December 31, 2022, none of the conditional conversion features of the Notes were triggered, and therefore, the Notes are not convertible during the third quarter of 2023, commencing on July 1, 2023, and were not convertible during the first quarter of 2023, commencing on January 1, 2023, respectively. Accordingly, the Company classified the Notes as a long-term liability in its Condensed Consolidated Financial Statements as of both June 30, 2023 and December 31, 2022. Whether the Notes will be convertible following the third fiscal quarter of 2023 will depend on the satisfaction of the conversion conditions in the future.
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
If the Company undergoes a fundamental change, holders may require, subject to certain exceptions, the Company to repurchase for cash all or any portion of their Notes at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. As of June 30, 2023, none of the criteria for a fundamental change or a conversion rate adjustment had been met.
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
The debt issuance costs associated with the Notes are being amortized to interest expense over the term of the Notes using an effective interest rate of 0.80%. As of June 30, 2023, the remaining life of the Notes and the related issuance cost accretion is approximately 2.2 years.
The maximum number of shares issuable upon conversion, including the effect of a fundamental change and subject to other conversion rate adjustments, would be 5.9 million shares. As of June 30, 2023, the if-converted value of the Notes did not exceed the principal amount.
The Notes consisted of the following balances reported in the Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022

	(In thousands)
Principal amount	$575,000	$575,000
Unamortized debt issuance costs	(6,886)	(8,429)
Convertible senior notes, net	$568,114	$566,571
The following table summarizes the components of interest expense resulting from the Notes recognized in interest and other income (expense), net in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(In thousands)
Contractual coupon interest	$359	$359	$719	$719
Amortization of debt issuance costs	$772	$766	$1,543	$1,530
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

Note 11. Lessor Leases
Sales-Type Leases
The Company enters into multi-year, sales-type lease agreements, with the leases varying in length from one to ten years. The Company optimizes cash flows by selling a majority of its non-U.S. government sales-type leases, other than Advanced Services sales-type leases, to third-party leasing finance companies on a non-recourse basis. The Company has no obligation to the leasing company once the lease has been sold. Some of the Company’s sales-type leases, mostly those relating to U.S. government hospitals which comprised approximately 26% of the lease receivable balance as of June 30, 2023, and those associated with financed service contracts related to certain Advanced Services products, including Central Pharmacy Dispensing Service and IV Compounding Service, are retained in-house by the Company.
The following table presents the Company’s income recognized from sales-type leases for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(In thousands)
Sales-type lease revenues	$7,856	$17,413	$13,572	$23,918
Cost of sales-type lease revenues	(4,380)	(8,528)	(7,042)	(11,606)
Selling profit on sales-type lease revenues	$3,476	$8,885	$6,530	$12,312
The receivables as a result of these types of transactions are collateralized by the underlying equipment leased and consist of the following components at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022

	(In thousands)
Net minimum lease payments to be received	$53,675	$50,755
Less: Unearned interest income portion	(7,558)	(6,345)
Net investment in sales-type leases	46,117	44,410
Less: Current portion (1)	(11,078)	(11,486)
Long-term investment in sales-type leases, net	$35,039	$32,924
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
The maturity schedule of future minimum lease payments under sales-type leases retained in-house and the reconciliation to the net investment in sales-type leases reported on the Condensed Consolidated Balance Sheets was as follows:

June 30, 2023

(In thousands)
Remaining six months of 2023	$6,956
2024	11,780
2025	9,360
2026	7,727
2027	6,280
Thereafter	11,572
Total future minimum sales-type lease payments	53,675
Present value adjustment	(7,558)
Total net investment in sales-type leases	$46,117

Operating Leases
The following table represents the Company’s income recognized from operating leases for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(In thousands)
Rental income	$1,870	$2,421	$4,129	$4,893
Note 12. Lessee Leases
The Company has operating leases for office buildings, data centers, office equipment, and vehicles. The Company’s leases have initial terms of one to twelve years. As of June 30, 2023, the Company did not have any additional material operating leases that were entered into, but not yet commenced.
The maturity schedule of future minimum lease payments under operating leases and the reconciliation to the operating lease liabilities reported on the Condensed Consolidated Balance Sheets was as follows:

June 30, 2023

(In thousands)
Remaining six months of 2023	$6,721
2024	12,388
2025	9,664
2026	8,996
2027	7,340
Thereafter	8,084
Total operating lease payments	53,193
Present value adjustment	(6,732)
Total operating lease liabilities (1)	$46,461
_________________________________________________
(1)    Amount consists of a current and long-term portion of operating lease liabilities of $11.0 million and $35.5 million, respectively. The current portion of the operating lease liabilities is included in accrued liabilities in the Condensed Consolidated Balance Sheets.
Operating lease costs were $2.6 million and $4.7 million for the three months ended June 30, 2023 and 2022, respectively, and $5.6 million and $8.8 million for the six months ended June 30, 2023 and 2022, respectively. Short-term lease costs and variable lease costs were not material for the three and six months ended June 30, 2023 and 2022. The Company recorded impairment and abandonment charges to operating lease right-of-use assets of $7.8 million during the six months ended June 30, 2023, and $3.3 million and $5.1 million during the three and six months ended June 30, 2022, respectively, in connection with restructuring activities to reduce its real estate footprint and for optimization of certain leased facilities. The impairment and abandonment charges were recorded to selling, general, and administrative expenses on the Company’s Condensed Consolidated Statements of Operations. Refer to Note 16, Restructuring Expenses, for additional information regarding the Company’s restructuring activities.
The following table summarizes supplemental cash flow information related to the Company’s operating leases for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities	$6,725	$8,607
Right-of-use assets obtained in exchange for new lease liabilities	$1,608	$10,685

The following table summarizes the weighted-average remaining lease term and weighted-average discount rate related to the Company’s operating leases as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Weighted-average remaining lease term, years	4.8	5.0
Weighted-average discount rate, %	5.7%	5.7%
Note 13. Commitments and Contingencies
Purchase Obligations
In the ordinary course of business, the Company issues purchase orders based on its current manufacturing needs. As of June 30, 2023, the Company had non-cancelable purchase commitments of $127.1 million, of which $106.9 million are expected to be paid within the year ending December 31, 2023.
Ransomware Incident
During the six months ended June 30, 2023, the Company did not incur any material expenses related to the previously disclosed ransomware incident. During the three months ended June 30, 2022, the Company incurred $12.5 million of expenses related to the ransomware incident, partially offset by $11.1 million of expected insurance recoveries. Expenses include costs to investigate and remediate the ransomware incident, as well as legal and other professional services, all of which were expensed as incurred. For the three months ended June 30, 2022, the Company included net expenses of $0.2 million in cost of revenues and $1.2 million in selling, general, and administrative expenses in the Company’s Condensed Consolidated Statements of Operations.
As of June 30, 2023, the Company has incurred $13.6 million of cumulative expenses related to the ransomware incident since it was detected, partially offset by $11.1 million of insurance recoveries, of which $10.9 million have been received as of June 30, 2023.
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
Note 14. Income Taxes
The Company generally provides for income taxes in interim periods based on the estimated annual effective tax rate for the year, adjusting for discrete items in the quarter in which they arise. For the six months ended June 30, 2023, the Company recorded a provision for income taxes of $2.6 million by applying its estimated annual effective tax rate of 1.7% to its year-to-date measure of ordinary income and adjusted for $2.7 million of discrete income tax expense primarily from equity compensation. Benefit from income taxes for the six months ended June 30, 2022 was $1.5 million by applying its estimated annual effective tax rate of 24.1% to its year-to-date measure of ordinary income and included a net discrete income tax benefit of $5.3 million, primarily due to a tax benefit from equity compensation.
The 2023 annual effective tax rate before discrete items differed from the statutory rate of 21% primarily due to the favorable benefit of the research and development credits and a foreign-derived intangible income (“FDII”) benefit deduction, partially offset by unfavorable impact of the non-deductible compensation and equity charges and Global Intangible Low-Taxed Income (“GILTI”) tax inclusion. The 2022 annual effective tax rate before discrete items differed from the statutory rate of 21% primarily due to the unfavorable impact of state income taxes, non-deductible compensation and equity charges, and GILTI tax inclusion, partially offset by the favorable impact of research and development credits and an FDII deduction.
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into law and introduced a 15% corporate alternative minimum tax for tax years beginning after December 31, 2022 and levies a 1% excise tax on net stock repurchases after December 31, 2022. These provisions did not have an impact on the Company’s provision for income taxes for the six months ended June 30, 2023.
As of June 30, 2023 and December 31, 2022, the Company had gross unrecognized tax benefits of $10.0 million and $9.3 million, respectively. The Company recognizes interest and penalties related to uncertain tax positions in interest and other income (expense), net in the Condensed Consolidated Statements of Operations. Accrued interest and penalties are included within other long-term liabilities on the Condensed Consolidated Balance Sheets. As of June 30, 2023 and December 31, 2022, the amount of accrued interest and penalties was $0.3 million and $0.2 million, respectively.
The Company files income tax returns in the United States and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examinations by taxing authorities, including major jurisdictions such as the United States, Germany, Italy, France, and the United Kingdom. With few exceptions, as of June 30, 2023, the Company was no longer subject to U.S., state, and foreign tax examinations for years before 2019, 2018, and 2018, respectively.
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
Note 15. Employee Benefits and Share-Based Compensation
Share-Based Compensation Expense
The following table sets forth the total share-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(In thousands)
Cost of product and service revenues	$2,268	$2,160	$4,276	$4,404
Research and development	1,697	2,594	3,303	4,858
Selling, general, and administrative	10,124	12,459	20,552	24,159
Total share-based compensation expense	$14,089	$17,213	$28,131	$33,421

During the three and six months ended June 30, 2023, the Company capitalized approximately $1.1 million and $2.2 million, respectively, of non-cash share-based compensation expense to internal-use and external-use software development costs related to internal labor. The Company did not capitalize any material non-cash share-based compensation expense to inventory during the three and six months ended June 30, 2023 and 2022, or any material non-cash share-based compensation expense to internal-use and external-use software development costs during the three and six months ended June 30, 2022.
Employee Stock Purchase Plan (“ESPP”)
The following assumptions were used to value shares under the ESPP for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Expected life, years	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Expected volatility, %	31.7% - 63.9%	28.8% - 45.6%	31.7% - 63.9%	28.8% - 45.6%
Risk-free interest rate, %	0.1% - 5.1%	0.1% - 1.5%	0.1% - 5.1%	0.1% - 1.5%
Dividend yield, %	—%	—%	—%	—%
For the six months ended June 30, 2023 and 2022, employees purchased approximately 209,000 and 175,000 shares of common stock, respectively, under the ESPP at a weighted-average price of $46.96 and $66.81, respectively. As of June 30, 2023, the unrecognized compensation cost related to the shares to be purchased under the ESPP was approximately $2.6 million and is expected to be recognized over a weighted-average period of 1.4 years.
Stock Options
The following assumptions were used to value stock options granted pursuant to the Company’s 2009 Equity Incentive Plan, as amended, (the “2009 Plan”) for the six months ended June 30, 2023. There were no stock options granted during the three months ended June 30, 2023, and the three and six months ended June 30, 2022.

Six Months Ended June 30,
2023
Expected life, years	3.2
Expected volatility, %	44.8%
Risk-free interest rate, %	3.7%
Estimated forfeiture rate, %	10.0%
Dividend yield, %	—%
The following table summarizes the stock option activity under the 2009 Plan during the six months ended June 30, 2023:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Years	Aggregate Intrinsic Value

	(In thousands, except per share data)
Outstanding at December 31, 2022	2,434	$68.65	6.1	$7,887
Granted	200	55.60
Exercised	(130)	41.54
Expired	(72)	77.54
Forfeited	(119)	80.50
Outstanding at June 30, 2023	2,313	$68.16	5.3	$26,912
Exercisable at June 30, 2023	1,863	$66.78	5.1	$23,098
Vested and expected to vest at June 30, 2023 and thereafter	2,282	$68.10	5.3	$26,591

The weighted-average fair value per share of options granted during the six months ended June 30, 2023 was $19.48. The intrinsic value of options exercised during the three months ended June 30, 2023 and 2022 was $1.3 million and $2.8 million, respectively, and during the six months ended June 30, 2023 and 2022 was $2.6 million and $15.5 million, respectively.
As of June 30, 2023, total unrecognized compensation cost related to unvested stock options was $12.6 million, which is expected to be recognized over a weighted-average vesting period of 1.1 years.
Restricted Stock Units (“RSUs”)
The following table summarizes the RSU activity under the 2009 Plan during the six months ended June 30, 2023:

	Number of Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Years	Aggregate Intrinsic Value

	(In thousands, except per share data)
Outstanding at December 31, 2022	1,117	$115.75	1.6	$56,297
Granted (Awarded)	244	67.10
Vested (Released)	(129)	124.31
Forfeited	(237)	114.73
Outstanding and unvested at June 30, 2023	995	$103.00	1.5	$73,319
As of June 30, 2023, total unrecognized compensation cost related to RSUs was $95.4 million, which is expected to be recognized over the remaining weighted-average vesting period of 2.9 years.
Restricted Stock Awards (“RSAs”)
The following table summarizes the RSA activity under the 2009 Plan during the six months ended June 30, 2023:

	Number of Shares	Weighted-Average Grant Date Fair Value

	(In thousands, except per share data)
Outstanding at December 31, 2022	13	$109.39
Granted (Awarded)	21	72.02
Vested (Released)	(13)	109.39
Outstanding and unvested at June 30, 2023	21	$72.02
As of June 30, 2023, total unrecognized compensation cost related to RSAs was $1.2 million, which is expected to be recognized over the remaining weighted-average vesting period of 0.9 years.
Performance-Based Stock Unit Awards (“PSUs”)
The following table summarizes the PSU activity under the 2009 Plan during the six months ended June 30, 2023:

	Number of Shares	Weighted-Average Grant Date Fair Value

	(In thousands, except per share data)
Outstanding at December 31, 2022	135	$147.42
Granted	65	122.29
Vested	(30)	139.58
Forfeited	(63)	153.89
Outstanding and unvested at June 30, 2023	107	$130.59
As of June 30, 2023, total unrecognized compensation cost related to PSUs was approximately $8.7 million, which is expected to be recognized over the remaining weighted-average vesting period of 1.6 years.

Summary of Shares Reserved for Future Issuance under Equity Incentive Plans
The Company had the following ordinary shares reserved for future issuance under its equity incentive plans as of June 30, 2023:

Number of Shares

(In thousands)
Stock options outstanding	2,313
Non-vested restricted stock awards	1,123
Shares authorized for future issuance	2,932
ESPP shares available for future issuance	3,394
Total shares reserved for future issuance	9,762
Stock Repurchase Programs
On August 2, 2016, the Company’s Board of Directors (the “Board”) authorized a stock repurchase program providing for the repurchase of up to $50.0 million of the Company’s common stock (the “2016 Repurchase Program”). The 2016 Repurchase Program is in addition to the stock repurchase program approved by the Board on November 4, 2014 providing for the repurchase of up to $50.0 million of the Company’s common stock (the “2014 Repurchase Program”). During the first quarter of 2022, the 2014 Repurchase Program was completed, and as of June 30, 2023, the maximum dollar value of shares that may yet be purchased under the 2016 Repurchase Program was $2.7 million. The 2016 Repurchase Program does not obligate the Company to repurchase any specific number of shares, and the Company may terminate or suspend the 2016 Repurchase Program at any time.
During the six months ended June 30, 2022, the Company repurchased approximately 389,300 shares of its common stock under the repurchase programs at an average price of $134.11 per share for an aggregate purchase price of approximately $52.2 million. During the three and six months ended June 30, 2023 and the three months ended June 30, 2022, the Company did not repurchase any of its outstanding common stock under the 2016 Repurchase Program.
Note 16. Restructuring Expenses
During the first quarter of 2022, the Company initiated certain domestic and international restructuring initiatives, in order to enhance and streamline certain engineering functions for its domestic operations, and to realign its international sales organization to better serve its customers in various international markets. During the six months ended June 30, 2022, the Company incurred $3.5 million of employee severance costs and related expenses in connection with this restructuring plan. As of June 30, 2023, there was no material unpaid balance related to this restructuring plan.
On November 23, 2022, the Company committed to a plan to reduce the Company’s headcount (the “Plan”), as part of the Company’s expense containment efforts being implemented due to ongoing macroeconomic headwinds. During the first quarter of 2023, as a result of continued exploration of expense containment measures, the Company committed to further reduce its headcount across many of its functions, and also committed to reduce its real estate footprint to align with its broader hybrid work strategy and in an effort to further reduce costs. During the three and six months ended June 30, 2023, the Company incurred $0.7 million and $6.0 million, respectively, of employee severance costs and related expenses in connection with the Plan. As of June 30, 2023, the Company has incurred $23.5 million of cumulative restructuring expense related to employee severance costs and related expenses since the inception of the Plan. As of June 30, 2023 and December 31, 2022, the unpaid balance related to the Plan was $2.8 million and $18.2 million, respectively.
Refer to Note 12, Lessee Leases, for information regarding the Company’s restructuring activities for the reduction of its real estate footprint and optimization of certain leased facilities.

The following table summarizes the total employee-related restructuring expense recognized in the Company’s Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(In thousands)
Cost of product and service revenues	$238	$—	$382	$156
Research and development	7	—	492	1,594
Selling, general, and administrative	476	—	5,161	1,777
Total restructuring expense	$721	$—	$6,035	$3,527
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
•our ability to generate cash from operations and our estimates regarding the sufficiency of our cash resources; and
•our expectations about the impact of epidemics, pandemics, or other major public health crises, such as the COVID-19 pandemic, and the associated containment measures, on our workforce and operations as well as those of our customers and suppliers, and the effect on our business, operating results, cash flow, or financial condition.
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
Facilities worldwide use our automation and analytics solutions to increase operational efficiency, reduce medication errors, deliver actionable intelligence, and improve patient safety. Institutional and retail pharmacies across North America and the United Kingdom leverage our innovative medication adherence and population health solutions to improve patient engagement and adherence to prescriptions, helping to reduce costly hospital readmissions. We sell our product and consumable solutions together with related service offerings. Revenues generated in the United States represented 86% and

89% of our total revenues for the three months ended June 30, 2023 and 2022, respectively, and 87% and 90% for the six months ended June 30, 2023 and 2022, respectively.
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
Our full-time employee headcount was approximately 3,780 and 4,230 on June 30, 2023 and December 31, 2022, respectively. The decrease in employee headcount reflects the impact of the restructuring plan announced in November 2022.
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
•Business combinations;
•Share-based compensation; and
•Accounting for income taxes.
There were no material changes in the matters for which we make critical accounting estimates in the preparation of our Condensed Consolidated Financial Statements during the six months ended June 30, 2023 as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2022, except as discussed in “Recently Adopted Authoritative Guidance” in Note 1, Organization and Summary of Significant Accounting Policies, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
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

RESULTS OF OPERATIONS
Total Revenues

	Three Months Ended June 30,
			Change in
	2023	2022	$	%

	(Dollars in thousands)
Product revenues	$188,436	$233,806	$(45,370)	(19)%
Percentage of total revenues	63%	71%
Services and other revenues	110,537	97,580	12,957	13%
Percentage of total revenues	37%	29%
Total revenues	$298,973	$331,386	$(32,413)	(10)%
Product revenues represented 63% and 71% of total revenues for the three months ended June 30, 2023 and 2022, respectively. Product revenues decreased by $45.4 million, primarily due to lower revenues from our automated dispensing systems business primarily as a result of ongoing health systems capital budget and labor constraints.
Services and other revenues represented 37% and 29% of total revenues for the three months ended June 30, 2023 and 2022, respectively. Services and other revenues include revenues from technical services and Advanced Services offerings. Services and other revenues increased by $13.0 million, primarily due to increased customer demand for our Advanced Services and continued growth in our installed customer base as well as the impact of pricing actions.
Our international sales represented 14% and 11% of total revenues for the three months ended June 30, 2023 and 2022, respectively, and are expected to be affected by foreign currency exchange rate fluctuations. We are unable to predict the extent to which revenues in future periods will be impacted by changes in foreign currency exchange rates.

	Six Months Ended June 30,
			Change in
	2023	2022	$	%

	(Dollars in thousands)
Product revenues	$374,151	$459,681	$(85,530)	(19)%
Percentage of total revenues	63%	71%
Services and other revenues	215,451	190,533	24,918	13%
Percentage of total revenues	37%	29%
Total revenues	$589,602	$650,214	$(60,612)	(9)%
Product revenues represented 63% and 71% of total revenues for the six months ended June 30, 2023 and 2022, respectively. Product revenues decreased by $85.5 million, primarily due to lower revenues from our automated dispensing systems business primarily as a result of ongoing health systems capital budget and labor constraints, partially offset by an increase of $5.6 million in revenues from consumables.
Services and other revenues represented 37% and 29% of total revenues for the six months ended June 30, 2023 and 2022, respectively. Services and other revenues include revenues from technical services and Advanced Services offerings. Services and other revenues increased by $24.9 million, primarily due to increased customer demand for our Advanced Services and continued growth in our installed customer base as well as the impact of pricing actions.
Our international sales represented 13% and 10% of total revenues for the six months ended June 30, 2023 and 2022, respectively, and are expected to be affected by foreign currency exchange rate fluctuations. We are unable to predict the extent to which revenues in future periods will be impacted by changes in foreign currency exchange rates.
Our ability to grow revenues is dependent on our ability to continue to obtain orders from customers, which may be dependent upon customers’ capital equipment budgets and/or capital equipment approval cycles, our ability to produce quality products and consumables to fulfill customer demand, the volume of installations we are able to complete, our ability to meet customer needs by providing a quality installation experience, our ability to develop new or enhance existing solutions, and our flexibility in workforce allocations among customers to complete installations on a timely basis. The timing of our product revenues for equipment is primarily dependent on when our customers’ schedules and/or staffing levels allow for installations.
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

	Three Months Ended June 30,
			Change in
	2023	2022	$	%

	(Dollars in thousands)
Cost of revenues:
Cost of product revenues	$107,962	$121,814	$(13,852)	(11)%
As a percentage of related revenues	57%	52%
Cost of services and other revenues	56,568	51,480	5,088	10%
As a percentage of related revenues	51%	53%
Total cost of revenues	$164,530	$173,294	$(8,764)	(5)%
As a percentage of total revenues	55%	52%

Gross profit	$134,443	$158,092	$(23,649)	(15)%
Gross margin	45%	48%
Cost of revenues for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 decreased by $8.8 million, primarily driven by a $13.9 million decrease in cost of product revenues, partially offset by a $5.1 million increase in cost of services and other revenues.
The decrease in cost of product revenues was primarily driven by the decrease in product revenues of $45.4 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The decrease in cost of product revenues has not decreased proportionally with the decrease in product revenues for the three months ended June 30, 2023, primarily due to certain fixed costs, such as labor and overhead. In addition, the decrease in cost of product revenues was also driven by lower inventory-related costs as pricing for semiconductors, steel, freight, and other costs has decreased from the prior period. The increase in cost of services and other revenues was primarily driven by the increase in services and other revenues of $13.0 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022.
The overall decrease in gross margin primarily relates to lower product revenues for the three months ended June 30, 2023 whereas the decrease in cost of product revenues has not decreased proportionally with the decrease in product revenues, primarily due to certain fixed costs, such as labor and overhead. The decrease is partially offset by continued growth in our services and other revenues, as well as lower inventory-related costs. Our gross profit for the three months ended June 30, 2023 was $134.4 million, as compared to $158.1 million for the three months ended June 30, 2022.

	Six Months Ended June 30,
			Change in
	2023	2022	$	%

	(Dollars in thousands)
Cost of revenues:
Cost of product revenues	$217,489	$240,152	$(22,663)	(9)%
As a percentage of related revenues	58%	52%
Cost of services and other revenues	112,641	101,923	10,718	11%
As a percentage of related revenues	52%	53%
Total cost of revenues	$330,130	$342,075	$(11,945)	(3)%
As a percentage of total revenues	56%	53%

Gross profit	$259,472	$308,139	$(48,667)	(16)%
Gross margin	44%	47%
Cost of revenues for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 decreased by $11.9 million, primarily driven by a $22.7 million decrease in cost of product revenues, partially offset by a $10.7 million increase in cost of services and other revenues.
The decrease in cost of product revenues was primarily driven by the decrease in product revenues of $85.5 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The decrease in cost of product revenues has not decreased proportionally with the decrease in product revenues for the six months ended June 30, 2023, primarily due to certain fixed costs, such as labor and overhead. The increase in cost of services and other revenues was primarily driven by the increase in services and other revenues of $24.9 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022.
The overall decrease in gross margin primarily relates to lower product revenues for the six months ended June 30, 2023 whereas the decrease in cost of product revenues has not decreased proportionally with the decrease in product revenues, primarily due to certain fixed costs, such as labor and overhead. The decrease is partially offset by continued growth in our services and other revenues. Our gross profit for the six months ended June 30, 2023 was $259.5 million, as compared to $308.1 million for the six months ended June 30, 2022.
Operating Expenses and Interest and Other Income (Expense), Net

	Three Months Ended June 30,
			Change in
	2023	2022	$	%

	(Dollars in thousands)
Operating expenses:
Research and development	$23,137	$26,355	$(3,218)	(12)%
As a percentage of total revenues	8%	8%
Selling, general, and administrative	103,558	119,252	(15,694)	(13)%
As a percentage of total revenues	35%	36%
Total operating expenses	$126,695	$145,607	$(18,912)	(13)%
As a percentage of total revenues	42%	44%

Interest and other income (expense), net	$4,461	$(1,711)	$6,172	(361)%
Research and Development. Research and development expenses decreased by $3.2 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The decrease was primarily driven by a decrease in consulting expenses of $2.0 million.
Selling, General, and Administrative. Selling, general, and administrative expenses decreased by $15.7 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The decrease was primarily due to a decrease of $5.8 million in employee-related expenses due to lower headcount, as well as decreases in commission expenses of $1.7 million and consulting expenses of $1.7 million. The decrease is also driven by $3.3 million for impairment and abandonment charges of operating lease right-of-use and other assets in connection with restructuring activities of certain leased facilities and $1.2 million of ransomware-related expenses, net of insurance recoveries, incurred during the three months ended June 30, 2022.
Interest and Other Income (Expense), Net. Interest and other income (expense), net changed by $6.2 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, primarily driven by a $5.7 million increase in other income and a $0.5 million decrease in other expense. The increase in other income during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 is primarily attributable to higher interest income received due to higher interest rates and higher cash balances.

	Six Months Ended June 30,
			Change in
	2023	2022	$	%

	(Dollars in thousands)
Operating expenses:
Research and development	$46,015	$51,385	$(5,370)	(10)%
As a percentage of total revenues	8%	8%
Selling, general, and administrative	228,672	239,185	(10,513)	(4)%
As a percentage of total revenues	39%	37%
Total operating expenses	$274,687	$290,570	$(15,883)	(5)%
As a percentage of total revenues	47%	45%

Interest and other income (expense), net	$6,242	$(1,825)	$8,067	(442)%
Research and Development. Research and development expenses decreased by $5.4 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The decrease was primarily attributed to a decrease of $1.1 million in employee-related expenses for restructuring initiatives and a decrease in consulting expenses of $3.1 million.
Selling, General, and Administrative. Selling, general, and administrative expenses decreased by $10.5 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The decrease was primarily due to a decrease of $6.5 million in employee-related expenses due to lower headcount, as well as decreases in commission expenses of $3.1 million, consulting expenses of $1.7 million, and travel expenses of $2.4 million. The decrease is also driven by $1.2 million of ransomware-related expenses, net of insurance recoveries, incurred during the six months ended June 30, 2022. The decrease is partially offset by an increase of $3.4 million in employee-related expenses for restructuring initiatives, as well as an increase of $2.7 million for impairment and abandonment charges of operating lease right-of-use and other assets in connection with restructuring activities of certain leased facilities.
Interest and Other Income (Expense), Net. Interest and other income (expense), net changed by $8.1 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily driven by a $7.6 million increase in other income and a $0.5 million decrease in other expense. The increase in other income during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 is primarily attributable to higher interest income received due to higher interest rates and higher cash balances.

Provision for (Benefit from) Income Taxes

	Three Months Ended June 30,
			Change in
	2023	2022	$	%

	(Dollars in thousands)
Benefit from income taxes	$8,758	$1,705	$7,053	414%

	Six Months Ended June 30,
			Change in
	2023	2022	$	%

	(Dollars in thousands)
Provision for (benefit from) income taxes	$2,576	$(1,538)	$4,114	(267)%
For the six months ended June 30, 2023, we recorded a provision for income taxes of $2.6 million by applying our estimated annual effective tax rate to our year-to-date measure of ordinary income and adjusted for $2.7 million of discrete income tax expense primarily from equity compensation. Benefit from income taxes for the six months ended June 30, 2022 was $1.5 million and included a net discrete income tax benefit of $5.3 million, primarily due to a $5.1 million tax benefit from equity compensation. The change in the provision for income taxes for the six months ended June 30, 2023 compared to the benefit from income taxes for the same period in 2022 was primarily due to a decrease in excess tax benefit from equity compensation.
Refer to Note 14, Income Taxes, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information.
LIQUIDITY AND CAPITAL RESOURCES
We had cash and cash equivalents of $399.5 million at June 30, 2023 compared to $330.4 million at December 31, 2022. All of our cash and cash equivalents are invested in bank accounts and money market funds held in sweep and asset management accounts with major financial institutions of high credit quality.
Our cash position and working capital at June 30, 2023 and December 31, 2022 were as follows:

	June 30, 2023	December 31, 2022

	(In thousands)
Cash and cash equivalents	$399,464	$330,362
Working capital	$511,204	$453,366
Our ratio of current assets to current liabilities was 2.4:1 and 2.1:1 at June 30, 2023 and December 31, 2022, respectively.
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
On September 22, 2020, the parties entered into a first amendment to the A&R Credit Agreement to, among other changes, permit the issuance of the convertible senior notes and the purchase of the convertible note hedge transactions described below, expand our flexibility to repurchase our common stock and make other restricted payments, and replace the total net leverage covenant with a new secured net leverage covenant that required us to maintain a consolidated secured net leverage ratio not to exceed 3.50:1 for the calendar quarters ending September 30, 2020, December 31, 2020, and March 31, 2021 and requires us to maintain a consolidated secured net leverage ratio not to exceed 3.00:1 for the calendar quarters ending thereafter. The availability of funds under the Revolving Credit Facility may be subject to reduction in order to maintain compliance with the financial covenants under the A&R Credit Agreement.
On March 29, 2023, the parties entered into a second amendment to the A&R Credit Agreement to remove and replace the interest rate benchmark based on the London interbank offered rate (“LIBOR”) and related LIBOR-based mechanics applicable to borrowings under the A&R Credit Agreement with an interest rate benchmark based on the secured overnight financing rate (“SOFR”) as administered by the Federal Reserve Bank of New York (including a customary credit spread adjustment of 0.10% per annum) and related SOFR-based mechanics. The replacement of LIBOR did not, and we do not anticipate that it will, materially impact our liquidity or financial position.
As of June 30, 2023, we had $417.7 million of funds available and no outstanding balance under the Revolving Credit Facility. As of June 30, 2023, we were in compliance with all covenants under the A&R Credit Agreement. Refer to Note 9, Debt and Credit Agreement, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information. We expect to use future loans under the Revolving Credit Facility, if any, for working capital, potential acquisitions, and other general corporate purposes.
Uses of Cash
Our future uses of cash are expected to be primarily for working capital, capital expenditures, and other contractual obligations. We also expect a continued use of cash for potential acquisitions and acquisition-related activities, as well as repurchases of our common stock.
The 2016 Repurchase Program has a total of $2.7 million remaining for future repurchases as of June 30, 2023, which may result in additional use of cash. There were no stock repurchases during the six months ended June 30, 2023. Refer to “Stock Repurchase Programs” under Note 15, Employee Benefits and Share-Based Compensation, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information.
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
Cash Flows
The following table summarizes, for the periods indicated, selected items in our Condensed Consolidated Statements of Cash Flows:

	Six Months Ended June 30,
	2023	2022

	(In thousands)
Net cash provided by (used in):
Operating activities	$85,673	$(25,547)
Investing activities	(28,457)	(25,550)
Financing activities	7,465	(33,571)
Effect of exchange rate changes on cash and cash equivalents	148	(2,123)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$64,829	$(86,791)
Operating Activities
We expect cash from our operating activities to fluctuate in future periods as a result of a number of factors, including the timing of our billings and collections, our operating results, and the timing of other liability payments.
Net cash provided by operating activities was $85.7 million for the six months ended June 30, 2023, primarily consisting of a net loss of $11.5 million adjusted for non-cash items of $76.3 million and changes in assets and liabilities of $20.9 million. The non-cash items primarily consisted of depreciation and amortization expense of $44.1 million, share-based compensation expense of $28.1 million, impairment and abandonment of operating lease right-of-use assets related to facilities of $7.8 million, amortization of operating lease right-of-use assets of $4.2 million, amortization of debt issuance costs of $2.1 million, and a change in deferred income taxes of $11.0 million. Changes in assets and liabilities include cash inflows primarily from (i) a decrease in accounts receivable and unbilled receivables of $26.5 million primarily due to the timing of billings, shipments, and collections, (ii) a decrease in inventories of $17.8 million primarily due to management of inventory levels to align with the current forecasted demand, (iii) an increase in deferred revenues of $16.5 million primarily due to an increase in billings for certain service and subscription offerings, (iv) a decrease in prepaid commissions of $4.7 million, and (v) a decrease in prepaid expenses of $3.6 million. These cash inflows were partially offset by (i) a decrease in accrued compensation of $21.0 million primarily due to a decrease in the accrual for restructuring initiatives, lower commissions, as well as timing of payroll and ESPP purchases, (ii) a decrease in accounts payable of $15.8 million primarily due to an overall decrease in spending, as well as timing of payments, (iii) a decrease in operating lease liabilities of $5.4 million, (iv) a decrease in accrued liabilities of $4.6 million, and (v) an increase in investment in sales-type leases of $1.7 million.
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
Investing Activities
Net cash used in investing activities was $28.5 million for the six months ended June 30, 2023, which consisted of capital expenditures of $21.8 million for property and equipment, and $6.7 million for external-use software development costs.
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
Financing Activities
Net cash provided by financing activities was $7.5 million for the six months ended June 30, 2023, primarily due to $15.2 million in proceeds from employee stock option exercises and ESPP purchases, partially offset by $3.5 million in employees’ taxes paid related to restricted stock unit vesting and a net change in the customer funds balances of $4.3 million.
Net cash used in financing activities was $33.6 million for the six months ended June 30, 2022, primarily due to $52.2 million for repurchases of our stock and $8.5 million in employees’ taxes paid related to restricted stock unit vesting, partially offset by $21.1 million in proceeds from employee stock option exercises and ESPP purchases, and a net change in the customer funds balances of $6.0 million.
Contractual Obligations
There have been no significant changes during the six months ended June 30, 2023 to the contractual obligations disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” set forth in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2022.

Contractual obligations as of June 30, 2023 were as follows:

	Payments Due By Period
	Total	Remainder of 2023	2024 - 2025	2026 - 2027	2028 and thereafter

	(In thousands)
Operating leases (1)	$53,193	$6,721	$22,052	$16,336	$8,084
Purchase obligations (2)	127,138	106,935	19,893	310	—
Convertible senior notes (3)	578,594	719	577,875	—	—
Total (4)	$758,925	$114,375	$619,820	$16,646	$8,084
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
Foreign Currency Exchange Risk
We operate in foreign countries which expose us to market risk associated with foreign currency exchange rate fluctuations between the U.S. dollar and various foreign currencies, the most significant of which are the British Pound and the Euro. In order to manage foreign currency risk, at times we enter into foreign exchange forward contracts to mitigate risks associated with changes in spot exchange rates of mainly non-functional currency denominated assets or liabilities of our foreign subsidiaries. In general, the market risk related to these contracts is offset by corresponding gains and losses on the hedged transactions. By working only with major banks and closely monitoring current market conditions, we seek to limit the risk that counterparties to these contracts may be unable to perform. We do not enter into derivative contracts for trading purposes. As of June 30, 2023, we did not have any outstanding foreign exchange forward contracts.
Interest Rate Fluctuation Risk
We are exposed to interest rate risk through our borrowing activities. As of June 30, 2023, there was no outstanding balance under the A&R Credit Agreement, and the net carrying amount under our convertible senior notes was $568.1 million. Although our convertible senior notes are based on a fixed rate, changes in interest rates could impact the fair value of such notes. As of June 30, 2023, the fair market value of our convertible senior notes was $581.6 million. Refer to Note 4, Cash and Cash Equivalents and Fair Value of Financial Instruments, and Note 10, Convertible Senior Notes, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information.
We have used, and in the future we may use, interest rate swap agreements to protect against adverse fluctuations in interest rates by reducing our exposure to variability in cash flows relating to interest payments on a portion of our outstanding debt. We do not hold or issue any derivative financial instruments for speculative trading purposes. As of June 30, 2023, we did not have any outstanding interest rate swap agreements.
There were no significant changes in our market risk exposures during the six months ended June 30, 2023 as compared to the market risk exposures disclosed in “Quantitative and Qualitative Disclosures About Market Risk,” set forth in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 1, 2023.

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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended June 30, 2023.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
During the three months ended June 30, 2023, we did not repurchase any shares of our common stock under our repurchase program. Refer to “Stock Repurchase Programs” under Note 15, Employee Benefits and Share-Based Compensation, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Officers
During the three months ended June 30, 2023, none of our directors or officers adopted or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408(a) of Regulation S-K).
Remaining Performance Obligations
During the preparation of the condensed consolidated financial statements for the three and six months ended June 30, 2023, the Company identified approximately $87.6 million in remaining performance obligations that were inadvertently excluded from the remaining performance obligations previously reported as of March 31, 2023, which would have increased the balance as of March 31, 2023 to $286.8 million.

ITEM 6. EXHIBITS

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

10.1*	Omnicell, Inc. Amended and Restated 1997 Employee Stock Purchase Plan, as amended	S-8	99.1	5/26/2023

10.2*	Omnicell, Inc. 2009 Equity Incentive Plan, as amended	S-8	99.2	5/26/2023

10.3+*	Offer Letter between Omnicell, Inc. and Nchacha E. Etta dated April 30, 2023

10.4+*	Form of Option Grant Notice and Form of Global Option Agreement for 2009 Equity Incentive Plan, as amended (May 2023)

10.5+*	Form of Restricted Stock Unit Notice and Form of Global Restricted Stock Unit Award Agreement for 2009 Equity Incentive Plan, as amended (May 2023)

31.1+	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

31.2+	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

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

OMNICELL, INC.
Date:	August 4, 2023	By:	/s/ Nchacha E. Etta
Nchacha E. Etta, Executive Vice President & Chief Financial Officer (principal financial officer and duly authorized officer)