Form 10-Q
period 2023-09-30
OMNICELL, INC.
filed 2023-11-03
CIK 926326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of October 27, 2023, there were 45,469,376 shares of the registrant’s common stock, $0.001 par value, outstanding.

OMNICELL, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
OMNICELL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2023	December 31, 2022

	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$446,840	$330,362
Accounts receivable and unbilled receivables, net of allowances of $5,522 and $5,153, respectively	272,584	299,469
Inventories	116,144	147,549
Prepaid expenses	27,947	27,070
Other current assets	50,236	77,362
Total current assets	913,751	881,812
Property and equipment, net	106,880	93,961
Long-term investment in sales-type leases, net	41,631	32,924
Operating lease right-of-use assets	25,444	38,052
Goodwill	734,328	734,274
Intangible assets, net	218,861	242,906
Long-term deferred tax assets	35,964	22,329
Prepaid commissions	53,950	59,483
Other long-term assets	90,766	105,017
Total assets	$2,221,575	$2,210,758

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$49,920	$63,389
Accrued compensation	44,065	73,455
Accrued liabilities	150,385	172,655
Deferred revenues, net	124,991	118,947
Total current liabilities	369,361	428,446
Long-term deferred revenues	55,053	37,385
Long-term deferred tax liabilities	1,565	2,095
Long-term operating lease liabilities	32,845	39,405
Other long-term liabilities	6,428	6,719
Convertible senior notes, net	568,887	566,571
Total liabilities	1,034,139	1,080,621
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value, 100,000 shares authorized; 55,746 and 55,030 shares issued; 45,463 and 44,747 shares outstanding, respectively	56	55
Treasury stock at cost, 10,283 shares outstanding, respectively	(290,319)	(290,319)
Additional paid-in capital	1,110,096	1,046,760
Retained earnings	384,732	390,728
Accumulated other comprehensive loss	(17,129)	(17,087)
Total stockholders’ equity	1,187,436	1,130,137
Total liabilities and stockholders’ equity	$2,221,575	$2,210,758
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In thousands, except per share data)
Revenues:
Product revenues	$188,755	$246,565	$562,906	$706,246
Services and other revenues	109,908	101,494	325,359	292,027
Total revenues	298,663	348,059	888,265	998,273
Cost of revenues:
Cost of product revenues	106,311	134,023	323,800	374,175
Cost of services and other revenues	60,388	54,941	173,029	156,864
Total cost of revenues	166,699	188,964	496,829	531,039
Gross profit	131,964	159,095	391,436	467,234
Operating expenses:
Research and development	24,281	25,171	70,296	76,556
Selling, general, and administrative	103,971	115,459	332,643	354,644
Total operating expenses	128,252	140,630	402,939	431,200
Income (loss) from operations	3,712	18,465	(11,503)	36,034
Interest and other income (expense), net	3,670	(1,148)	9,912	(2,973)
Income (loss) before income taxes	7,382	17,317	(1,591)	33,061
Provision for (benefit from) income taxes	1,829	543	4,405	(995)
Net income (loss)	$5,553	$16,774	$(5,996)	$34,056
Net income (loss) per share:
Basic	$0.12	$0.38	$(0.13)	$0.77
Diluted	$0.12	$0.37	$(0.13)	$0.73
Weighted-average shares outstanding:
Basic	45,333	44,441	45,117	44,304
Diluted	45,595	45,819	45,117	46,759
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In thousands)
Net income (loss)	$5,553	$16,774	$(5,996)	$34,056
Other comprehensive loss:
Foreign currency translation adjustments	(2,953)	(6,770)	(42)	(15,735)
Other comprehensive loss	(2,953)	(6,770)	(42)	(15,735)
Comprehensive income (loss)	$2,600	$10,004	$(6,038)	$18,321
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
	Shares	Amount	Shares	Amount

	(In thousands)
Balances as of December 31, 2022	55,030	$55	(10,283)	$(290,319)	$1,046,760	$390,728	$(17,087)	$1,130,137
Net loss	—	—	—	—	—	(15,000)	—	(15,000)
Other comprehensive income	—	—	—	—	—	—	1,479	1,479
Share-based compensation	—	—	—	—	15,180	—	—	15,180
Issuance of common stock under employee stock plans	322	—	—	—	12,114	—	—	12,114
Tax payments related to restricted stock units	—	—	—	—	(1,369)	—	—	(1,369)
Balances as of March 31, 2023	55,352	55	(10,283)	(290,319)	1,072,685	375,728	(15,608)	1,142,541
Net income	—	—	—	—	—	3,451	—	3,451
Other comprehensive income	—	—	—	—	—	—	1,432	1,432
Share-based compensation	—	—	—	—	15,148	—	—	15,148
Issuance of common stock under employee stock plans	136	1	—	—	3,088	—	—	3,089
Tax payments related to restricted stock units	—	—	—	—	(2,096)	—	—	(2,096)
Balances as of June 30, 2023	55,488	56	(10,283)	(290,319)	1,088,825	379,179	(14,176)	1,163,565
Net income	—	—	—	—	—	5,553	—	5,553
Other comprehensive loss	—	—	—	—	—	—	(2,953)	(2,953)
Share-based compensation	—	—	—	—	16,104	—	—	16,104
Issuance of common stock under employee stock plans	258	—	—	—	7,832	—	—	7,832
Tax payments related to restricted stock units	—	—	—	—	(2,665)	—	—	(2,665)
Balances as of September 30, 2023	55,746	$56	(10,283)	$(290,319)	$1,110,096	$384,732	$(17,129)	$1,187,436
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED) - CONTINUED

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
	Shares	Amount	Shares	Amount

	(In thousands)
Balances as of December 31, 2021	54,073	$54	(9,894)	$(238,109)	$1,024,580	$368,571	$(8,407)	$1,146,689
Net income	—	—	—	—	—	8,213	—	8,213
Other comprehensive loss	—	—	—	—	—	—	(2,555)	(2,555)
Share-based compensation	—	—	—	—	16,208	—	—	16,208
Issuance of common stock under employee stock plans	384	—	—	—	18,951	—	—	18,951
Tax payments related to restricted stock units	—	—	—	—	(4,322)	—	—	(4,322)
Stock repurchases	—	—	(389)	(52,210)	—	—	—	(52,210)
Cumulative effect of a change in accounting principle related to convertible debt	—	—	—	—	(72,742)	16,509	—	(56,233)
Balances as of March 31, 2022	54,457	54	(10,283)	(290,319)	982,675	393,293	(10,962)	1,074,741
Net income	—	—	—	—	—	9,069	—	9,069
Other comprehensive loss	—	—	—	—	—	—	(6,410)	(6,410)
Share-based compensation	—	—	—	—	17,213	—	—	17,213
Issuance of common stock under employee stock plans	114	1	—	—	2,171	—	—	2,172
Tax payments related to restricted stock units	—	—	—	—	(4,148)	—	—	(4,148)
Balances as of June 30, 2022	54,571	55	(10,283)	(290,319)	997,911	402,362	(17,372)	1,092,637
Net income	—	—	—	—	—	16,774	—	16,774
Other comprehensive loss	—	—	—	—	—	—	(6,770)	(6,770)
Share-based compensation	—	—	—	—	17,310	—	—	17,310
Issuance of common stock under employee stock plans	358	—	—	—	18,416	—	—	18,416
Tax payments related to restricted stock units	—	—	—	—	(2,972)	—	—	(2,972)
Balances as of September 30, 2022	54,929	$55	(10,283)	$(290,319)	$1,030,665	$419,136	$(24,142)	$1,135,395
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2023	2022

	(In thousands)
Operating Activities
Net income (loss)	$(5,996)	$34,056
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	65,596	64,843
Loss on disposal of property and equipment	2,110	331
Share-based compensation expense	43,113	50,731
Deferred income taxes	(14,165)	(17,061)
Amortization of operating lease right-of-use assets	6,238	9,709
Impairment and abandonment of operating lease right-of-use assets related to facilities	7,815	5,390
Amortization of debt issuance costs	3,139	3,121
Changes in operating assets and liabilities:
Accounts receivable and unbilled receivables	27,050	(116,895)
Inventories	31,690	(32,269)
Prepaid expenses	(857)	(2,602)
Other current assets	1,521	6,692
Investment in sales-type leases	(8,839)	(17,336)
Prepaid commissions	5,533	8,801
Other long-term assets	2,539	4,189
Accounts payable	(13,358)	2,043
Accrued compensation	(29,390)	(27,940)
Accrued liabilities	3,749	11,678
Deferred revenues	23,628	17,667
Operating lease liabilities	(8,145)	(10,966)
Other long-term liabilities	(291)	1,446
Net cash provided by (used in) operating activities	142,680	(4,372)
Investing Activities
External-use software development costs	(10,240)	(9,648)
Purchases of property and equipment	(32,404)	(33,861)
Business acquisition, net of cash acquired	—	(3,392)
Purchase price adjustments from business acquisitions	—	5,484
Net cash used in investing activities	(42,644)	(41,417)
Financing Activities
Proceeds from issuances under stock-based compensation plans	23,035	39,539
Employees’ taxes paid related to restricted stock units	(6,130)	(11,442)
Change in customer funds, net	(6,615)	(402)
Stock repurchases	—	(52,210)
Net cash provided by (used in) financing activities	10,290	(24,515)
Effect of exchange rate changes on cash and cash equivalents	(464)	(1,425)
Net increase (decrease) in cash, cash equivalents, and restricted cash	109,862	(71,729)
Cash, cash equivalents, and restricted cash at beginning of period	352,835	355,620
Cash, cash equivalents, and restricted cash at end of period	$462,697	$283,891
Reconciliation of cash, cash equivalents, and restricted cash to the Condensed Consolidated Balance Sheets:
Cash and cash equivalents	$446,840	$266,402
Restricted cash included in other current assets	15,857	17,489
Cash, cash equivalents, and restricted cash at end of period	$462,697	$283,891
Supplemental disclosure of non-cash investing activities
Unpaid purchases of property and equipment	$642	$1,473
Transfers between inventory and property and equipment, net	$—	$314
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
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the financial position of the Company as of September 30, 2023 and December 31, 2022, the results of operations and comprehensive income (loss) for the three and nine months ended September 30, 2023 and 2022, and cash flows for the nine months ended September 30, 2023 and 2022. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) have been condensed or omitted in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 1, 2023, except as discussed in the section entitled “Recently Adopted Authoritative Guidance” below. The Company’s results of operations and comprehensive income (loss) for the three and nine months ended September 30, 2023, and cash flows for the nine months ended September 30, 2023 are not necessarily indicative of results that may be expected for the year ending December 31, 2023, or for any future period.
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
The Company’s critical accounting policies are those that affect its financial statements materially and involve difficult, subjective, or complex judgments by management. As of September 30, 2023, the Company is not aware of any events or circumstances that would require an update to its estimates, judgments, or revisions to the carrying value of its assets or liabilities.
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
A portion of the Company’s sales are made to customers who are members of Group Purchasing Organizations (“GPOs”) and Federal agencies that purchase under a Federal Supply Schedule Contract with the Department of Veterans Affairs (the “GSA Contract”). GPOs are often fully or partially owned by the Company’s customers, and the Company pays fees to the GPO on completed contracts. The Company also pays the Industrial Funding Fee (“IFF”) to the Department of Veterans Affairs under the GSA Contract. The Company considers these fees consideration paid to customers and records them as reductions to revenue. Fees to GPOs and the IFF were $3.6 million and $4.8 million for the three months ended September 30, 2023 and 2022, respectively, and $9.5 million and $13.3 million for the nine months ended September 30, 2023 and 2022, respectively.

Disaggregation of Revenues
The following table summarizes the Company’s revenues disaggregated by revenue type for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In thousands)
Connected devices, software licenses, and other	$167,560	$226,415	$500,182	$650,125
Consumables	21,195	20,150	62,724	56,121
Technical services	57,303	53,914	167,851	156,386
Advanced Services	52,605	47,580	157,508	135,641
Total revenues	$298,663	$348,059	$888,265	$998,273
The following table summarizes the Company’s revenues disaggregated by geographic region, which is determined based on customer location, for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In thousands)
United States	$272,649	$315,755	$785,794	$898,269
Rest of world (1)	26,014	32,304	102,471	100,004
Total revenues	$298,663	$348,059	$888,265	$998,273
_________________________________________________
(1)    No individual country represented more than 10% of total revenues.
Contract Assets and Contract Liabilities
The following table reflects the Company’s contract assets and contract liabilities:

	September 30, 2023	December 31, 2022

	(In thousands)
Short-term unbilled receivables, net (1)	$20,275	$25,763
Long-term unbilled receivables, net (2)	13,159	14,744
Total contract assets	$33,434	$40,507

Short-term deferred revenues, net	$124,991	$118,947
Long-term deferred revenues	55,053	37,385
Total contract liabilities	$180,044	$156,332
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
Short-term deferred revenues of $125.0 million and $118.9 million include deferred revenues from product sales and service contracts, net of deferred cost of sales of $12.4 million and $15.8 million, as of September 30, 2023 and December 31, 2022, respectively. During the three and nine months ended September 30, 2023, the Company recognized revenues of $20.1 million and $106.2 million, respectively, that were included in the corresponding gross short-term deferred revenues balance of $134.7 million as of December 31, 2022. Long-term deferred revenues include deferred revenues from product sales and service contracts of $55.1 million and $37.4 million as of September 30, 2023 and December 31, 2022, respectively. Deferred revenues from product sales primarily relate to delivered and invoiced products, pending installation and acceptance. Deferred revenues from service contracts primarily relate to services that have been invoiced, where services have not yet been provided.

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
In addition, the Company has remaining performance obligations associated with contracts for which the associated products have been accepted or associated services have started, but where invoicing has not yet occurred and therefore are not reflected in deferred revenue. These remaining performance obligations are comprised of the non-variable portions of technical services and Advanced Services provided under non-cancellable contracts with minimum commitments. Remaining performance obligations which are not included in deferred revenues are $344.8 million as of September 30, 2023. Remaining performance obligations are expected to be recognized ratably over the remaining terms of the associated contracts, which terms vary but are generally not more than ten years. Remaining performance obligations do not include product obligations, services where the associated product has not been accepted, services which have not yet started, variable portions of services, and certain other obligations.
Significant Customers
There were no customers that accounted for more than 10% of the Company’s total revenues for the three and nine months ended September 30, 2023 and 2022. Also, there were no customers that accounted for more than 10% of the Company’s accounts receivable balance as of September 30, 2023 and December 31, 2022.
Note 3. Net Income (Loss) Per Share
The basic and diluted net income (loss) per share calculations for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In thousands, except per share data)
Net income (loss)	$5,553	$16,774	$(5,996)	$34,056
Weighted-average shares outstanding – basic	45,333	44,441	45,117	44,304
Effect of dilutive securities from stock award plans	262	943	—	1,293
Effect of convertible senior notes	—	435	—	1,162
Weighted-average shares outstanding – diluted	45,595	45,819	45,117	46,759

Net income (loss) per share – basic	$0.12	$0.38	$(0.13)	$0.77
Net income (loss) per share – diluted	$0.12	$0.37	$(0.13)	$0.73

Anti-dilutive weighted-average shares related to stock award plans	2,727	810	3,536	689
Anti-dilutive weighted-average shares related to convertible senior notes and warrants	11,816	5,908	11,816	5,908
Note 4. Cash and Cash Equivalents and Fair Value of Financial Instruments
Cash and cash equivalents of $446.8 million and $330.4 million as of September 30, 2023 and December 31, 2022, respectively, consisted of bank accounts and highly-liquid U.S. Government money market funds held in sweep and asset management accounts with financial institutions of high credit quality. As of September 30, 2023 and December 31, 2022, cash equivalents were $429.7 million and $301.0 million, respectively, which consisted of money market funds held in sweep and asset management accounts.
Fair Value Hierarchy
The Company measures its financial instruments at fair value. The Company’s cash, cash equivalents, and restricted cash are classified within Level 1 of the fair value hierarchy as they are valued primarily using quoted market prices utilizing market observable inputs. The Company’s credit facility is classified within Level 2 as the valuation inputs are based on quoted prices or market observable data of similar instruments. The Company’s convertible senior notes are classified within Level 2 as the valuation inputs are based on quoted prices in an inactive market on the last day in the reporting period. As of

September 30, 2023 and December 31, 2022, the fair value of the convertible senior notes was $518.6 million and $501.4 million, respectively, compared to their carrying values of $568.9 million and $566.6 million, respectively, which are net of unamortized debt issuance costs. Refer to Note 9, Debt and Credit Agreement, for further information regarding the Company’s credit facility and Note 10, Convertible Senior Notes, for further information regarding the Company’s convertible senior notes.
Note 5. Balance Sheet Components
Balance sheet details as of September 30, 2023 and December 31, 2022 are presented in the tables below:

	September 30, 2023	December 31, 2022

	(In thousands)
Inventories:
Raw materials	$56,566	$75,854
Work in process	2,738	9,280
Finished goods	56,840	62,415
Total inventories	$116,144	$147,549

Other current assets:
Funds held for customers, including restricted cash (1)	$30,967	$56,703
Net investment in sales-type leases, current portion	11,618	11,486
Prepaid income taxes	125	1,702
Other current assets	7,526	7,471
Total other current assets	$50,236	$77,362

Other long-term assets:
External-use software development costs, net	$69,872	$80,760
Unbilled receivables, net	13,159	14,744
Deferred debt issuance costs	1,235	2,058
Other long-term assets	6,500	7,455
Total other long-term assets	$90,766	$105,017

Accrued liabilities:
Operating lease liabilities, current portion	$10,617	$10,761
Customer fund liabilities	30,967	56,703
Advance payments from customers	10,549	11,556
Rebate liabilities	50,878	42,802
Group purchasing organization fees	5,290	7,723
Taxes payable	14,178	9,642
Other accrued liabilities	27,906	33,468
Total accrued liabilities	$150,385	$172,655
_________________________________________________
(1)    Includes restricted cash of $15.9 million and $22.5 million as of September 30, 2023 and December 31, 2022, respectively.

The following table summarizes the changes in accumulated balances of other comprehensive income (loss), which consisted of foreign currency translation adjustments, for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In thousands)
Beginning balance	$(14,176)	$(17,372)	$(17,087)	$(8,407)
Other comprehensive loss	(2,953)	(6,770)	(42)	(15,735)
Ending balance	$(17,129)	$(24,142)	$(17,129)	$(24,142)
Note 6. Property and Equipment
The following table represents the property and equipment balances as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022

	(In thousands)
Equipment	$95,891	$91,391
Furniture and fixtures	4,898	5,154
Leasehold improvements	17,821	19,510
Purchased software and internal-use software development costs	97,860	76,327
Construction in progress	28,369	28,223
Property and equipment, gross	244,839	220,605
Accumulated depreciation and amortization	(137,959)	(126,644)
Total property and equipment, net	$106,880	$93,961
Depreciation and amortization expense of property and equipment was $6.7 million and $5.8 million for the three months ended September 30, 2023 and 2022, respectively, and $19.6 million and $16.7 million for the nine months ended September 30, 2023 and 2022, respectively.
The geographic location of the Company’s property and equipment, net, is based on the physical location in which it is located. The following table summarizes the geographic information for property and equipment, net, as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022

	(In thousands)
United States	$102,729	$89,989
Rest of world (1)	4,151	3,972
Total property and equipment, net	$106,880	$93,961
_________________________________________________
(1)    No individual country represented more than 10% of total property and equipment, net.

Note 7. External-Use Software Development Costs
The carrying amounts of external-use software development costs as of September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023	December 31, 2022

	(In thousands)
Gross carrying amount	$236,024	$225,004
Accumulated amortization	(166,152)	(144,244)
External-use software development costs, net (1)	$69,872	$80,760
_________________________________________________
(1)     Included in other long-term assets in the Condensed Consolidated Balance Sheets.
The Company recorded $7.1 million and $7.3 million to cost of revenues for amortization of external-use software development costs for the three months ended September 30, 2023 and 2022, respectively, and $21.9 million and $21.5 million for the nine months ended September 30, 2023 and 2022, respectively.
The estimated future amortization expenses for external-use software development costs were as follows:

September 30, 2023

(In thousands)
Remaining three months of 2023	$6,787
2024	24,747
2025	17,608
2026	12,069
2027	6,114
Thereafter	2,547
Total	$69,872
Note 8. Goodwill and Intangible Assets
Goodwill
The following table represents changes in the carrying amount of goodwill:

(In thousands)
Balance as of December 31, 2022	$734,274
Foreign currency exchange rate fluctuations	54
Balance as of September 30, 2023	$734,328

Intangible Assets, Net
The carrying amounts and useful lives of intangible assets as of September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023
	Gross carrying amount	Accumulated amortization	Foreign currency exchange rate fluctuations	Net carrying amount	Useful life (years)

	(In thousands, except for years)
Customer relationships	$311,089	$(113,844)	$(1,482)	$195,763	4 - 30
Acquired technology	84,876	(64,792)	—	20,084	4 - 20
Backlog	1,800	(1,575)	—	225	2
Trade names	9,200	(7,418)	—	1,782	5 - 12
Patents	2,430	(1,423)	—	1,007	2 - 20
Non-compete agreements	600	(600)	—	—	3
Total intangibles assets, net	$409,995	$(189,652)	$(1,482)	$218,861

	December 31, 2022
	Gross carrying amount	Accumulated amortization	Foreign currency exchange rate fluctuations	Net carrying amount	Useful life (years)

	(In thousands, except for years)
Customer relationships	$311,089	$(99,177)	$(1,514)	$210,398	4 - 30
Acquired technology	92,066	(64,299)	—	27,767	4 - 20
Backlog	1,800	(900)	—	900	2
Trade names	9,200	(6,633)	—	2,567	5 - 12
Patents	2,430	(1,306)	—	1,124	2 - 20
Non-compete agreements	600	(450)	—	150	3
Total intangibles assets, net	$417,185	$(172,765)	$(1,514)	$242,906
Amortization expense of intangible assets was $7.7 million and $8.7 million for the three months ended September 30, 2023 and 2022, respectively, and $24.1 million and $26.7 million for the nine months ended September 30, 2023 and 2022, respectively.
The estimated future amortization expenses for amortizable intangible assets were as follows:

September 30, 2023

(In thousands)
Remaining three months of 2023	$7,483
2024	23,093
2025	21,056
2026	18,061
2027	16,754
Thereafter	132,414
Total	$218,861
Note 9. Debt and Credit Agreement
On November 15, 2019, the Company entered into an Amended and Restated Credit Agreement (as amended, the “Prior A&R Credit Agreement”) with the lenders from time to time party thereto, Wells Fargo Securities, LLC, Citizens Bank, N.A., and JPMorgan Chase Bank, N.A., as joint lead arrangers, and Wells Fargo Bank, National Association, as administrative agent. The Prior A&R Credit Agreement provided for (a) a five-year revolving credit facility of $500.0 million (the “Prior Revolving Credit Facility”) and (b) an uncommitted incremental loan facility of up to $250.0 million (the “Prior Incremental Facility”). In addition, the Prior A&R Credit Agreement included a letter of credit sub-limit of up to $15.0 million and a swing line loan sub-limit of up to $25.0 million. The Prior A&R Credit Agreement had an expiration date of November 15, 2024, upon which date all remaining outstanding borrowings would be due and payable.
On September 22, 2020 and March 29, 2023, the Company entered into amendments to the Prior A&R Credit Agreement to, among other changes, permit the issuance of the convertible senior notes and the purchase of the convertible note hedge transactions, as described in Note 10, Convertible Senior Notes, expand the Company’s flexibility to repurchase its common stock and make other restricted payments, and replace the total net leverage covenant with a new secured net leverage covenant that requires the Company to maintain a consolidated secured net leverage ratio not to exceed 3.50:1 for the calendar quarters ending September 30, 2020, December 31, 2020, and March 31, 2021 and 3.00:1 for the calendar quarters ending thereafter, as well as to remove and replace the interest rate benchmark based on the London interbank offered rate (“LIBOR”) and related LIBOR-based mechanics applicable to borrowings under the A&R Credit Agreement with an interest rate benchmark based on the secured overnight financing rate (“SOFR”) as administered by the Federal Reserve Bank of New York and related SOFR-based mechanics.
Loans under the Prior Revolving Credit Facility bore interest, at the Company’s option, at a rate equal to either (a) the Adjusted Term SOFR (as defined in the Prior A&R Credit Agreement), plus an applicable margin ranging from 1.25% to 2.00% per annum based on the Company’s Consolidated Total Net Leverage Ratio (as defined in the Prior A&R Credit Agreement), or (b) an alternate base rate equal to the highest of (i) the prime rate, (ii) the federal funds rate plus 0.50%, and (iii) Adjusted Term SOFR for a one month tenor plus 1.00%, plus an applicable margin ranging from 0.25% to 1.00% per annum based on the Company’s Consolidated Total Net Leverage Ratio. Undrawn commitments under the Prior Revolving Credit Facility were subject to a commitment fee ranging from 0.15% to 0.30% per annum based on the Company’s Consolidated Total Net Leverage Ratio on the average daily unused portion of the Prior Revolving Credit Facility. The applicable margin for, and certain other terms of, any term loans under the Prior Incremental Facility would be determined prior to the incurrence of such loans. The Company was permitted to make voluntary prepayments at any time without payment of a premium or penalty.
The Prior A&R Credit Agreement contained customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, dividends, and other distributions. The Prior A&R Credit Agreement also contained financial covenants that required the Company and its subsidiaries to not exceed a maximum total secured net leverage ratio (as described above) and maintain a minimum interest coverage ratio. In addition, the Prior A&R Credit Agreement contained certain customary events of default including, but not limited to, failure to pay interest, principal, and fees, or other amounts when due, material misrepresentations or misstatements in any representation or warranty, covenant defaults, certain cross defaults to other material indebtedness, certain judgment defaults, and events of bankruptcy.
Subsequent to the quarter ended September 30, 2023, the Company entered into a Second Amended and Restated Credit Agreement (the “Second A&R Credit Agreement”) on October 10, 2023, with the lenders from time to time party thereto, Wells Fargo Securities, LLC, JPMorgan Chase Bank, N.A., PNC Capital Markets LLC and TD Securities (USA) LLC as joint lead arrangers and Wells Fargo Bank, National Association, as administrative agent. The Second A&R Credit Agreement supersedes the Prior A&R Credit Agreement and provides for (a) a five-year revolving credit facility of $350.0 million (the “Current Revolving Credit Facility”) and (b) an uncommitted incremental loan facility of up to an amount equal to the sum of (i) the greater of $250.0 million or 100% of the adjusted consolidated EBITDA for the last four quarters and (ii) additional amounts subject to pro forma compliance with certain consolidated secured net leverage ratio (the “Current Incremental Facility”). In addition, the Second A&R Credit Agreement includes a letter of credit sub-limit of up to $15 million and a swing line loan sub-limit of up to $25 million. The Second A&R Credit Agreement has an expiration date of October 10, 2028, subject to acceleration under certain conditions, upon which date all remaining outstanding borrowings will be due and payable.
Loans under the Current Revolving Credit Facility bear interest, at the Company’s option, at a rate equal to either (a) the Adjusted Term SOFR (as defined in the Second A&R Credit Agreement), plus an applicable margin ranging from 1.50% to 2.25% per annum based on the Company’s Consolidated Total Net Leverage Ratio (as defined in the Second A&R Credit Agreement), or (b) an alternate base rate equal to the highest of (i) the prime rate, (ii) the federal funds rate plus 0.50%, and (iii) the Adjusted Term SOFR for an interest period of one month plus 1.00%, plus an applicable margin ranging from 0.50% to 1.25% per annum based on the Company’s Consolidated Total Net Leverage Ratio. Undrawn commitments under the Current Revolving Credit Facility are subject to a commitment fee ranging from 0.20% to 0.35% per annum based on the Company’s Consolidated Total Net Leverage Ratio on the average daily unused portion of the Current Revolving Credit Facility. Subject to the terms and conditions of the Current Revolving Credit Facility or Current Incremental Facility, the Company is permitted to make voluntary prepayments at any time without payment of a premium or penalty. The availability of funds under the Current

Revolving Credit Facility may be subject to reduction in order to maintain compliance with the financial covenants under the Second A&R Credit Agreement.
The Second A&R Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, dividends, and other distributions. The Second A&R Credit Agreement contains financial covenants that require the Company and its subsidiaries to not exceed a maximum consolidated secured net leverage ratio (not to exceed 3.00:1) and maintain a minimum consolidated interest coverage ratio (not to be less than 3.00:1). In addition, the Second A&R Credit Agreement contains certain customary events of default including, but not limited to, failure to pay interest, principal and fees, or other amounts when due, material misrepresentations or misstatements in any representation or warranty, covenant defaults, certain cross defaults to other material indebtedness, certain judgment defaults, and events of bankruptcy.
The Company’s obligations under the Second A&R Credit Agreement and, at the election of the Company and the contracting counterparty, any secured swap obligations and banking services obligations owing to a lender (or an affiliate of a lender), are guaranteed by certain of its domestic subsidiaries and secured by substantially all of its and such subsidiary guarantors’ assets. In connection with entering into the Second A&R Credit Agreement, and as a condition precedent to borrowing loans thereunder, the Company and certain of the Company’s other direct and indirect subsidiaries have entered into certain ancillary agreements, including, but not limited to, a reaffirmation agreement, which amends certain terms of the existing collateral agreement and reaffirms their obligations under the existing guaranty agreement.
As of both September 30, 2023 and December 31, 2022, the Company had $500.0 million of funds available under the Prior Revolving Credit Facility. As of September 30, 2023 and December 31, 2022, the Company had no outstanding balance under the Prior Revolving Credit Facility. The Company was in compliance with all covenants of the Prior A&R Credit Agreement as of September 30, 2023. Upon entry into the Second A&R Credit Agreement, the Company had $350.0 million of funds available under the Current Revolving Credit Facility.
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
During the three months ended September 30, 2023 and December 31, 2022, none of the conditional conversion features of the Notes were triggered, and therefore, the Notes are not convertible during the fourth quarter of 2023, commencing on October 1, 2023, and were not convertible during the first quarter of 2023, commencing on January 1, 2023. Accordingly, the Company classified the Notes as a long-term liability in its Condensed Consolidated Financial Statements as of both September 30, 2023 and December 31, 2022. Whether the Notes will be convertible following the fourth fiscal quarter of 2023 will depend on the satisfaction of the conversion conditions in the future.

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
If the Company undergoes a fundamental change, holders may require, subject to certain exceptions, the Company to repurchase for cash all or any portion of their Notes at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. As of September 30, 2023, none of the criteria for a fundamental change or a conversion rate adjustment had been met.
As of September 20, 2023, the Company may redeem for cash all or any portion of the Notes, at its option, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price for the Notes then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. If the Company redeems less than all of the outstanding Notes, at least $150.0 million aggregate principal amount of Notes must be outstanding and not subject to redemption as of the date of the relevant notice of redemption. No sinking fund is provided for in the Notes.
The debt issuance costs associated with the Notes are being amortized to interest expense over the term of the Notes using an effective interest rate of 0.80%. As of September 30, 2023, the remaining life of the Notes and the related issuance cost accretion is approximately 2.0 years.
The maximum number of shares issuable upon conversion, including the effect of a fundamental change and subject to other conversion rate adjustments, would be 5.9 million shares. As of September 30, 2023, the if-converted value of the Notes did not exceed the principal amount.
The Notes consisted of the following balances reported in the Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022

	(In thousands)
Principal amount	$575,000	$575,000
Unamortized debt issuance costs	(6,113)	(8,429)
Convertible senior notes, net	$568,887	$566,571
The following table summarizes the components of interest expense resulting from the Notes recognized in interest and other income (expense), net in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In thousands)
Contractual coupon interest	$359	$359	$1,078	$1,078
Amortization of debt issuance costs	$773	$768	$2,316	$2,298

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
Note 11. Lessor Leases
Sales-Type Leases
The Company enters into multi-year, sales-type lease agreements, with the leases varying in length from one to ten years. The Company optimizes cash flows by selling a majority of its sales-type leases, other than those relating to U.S. government hospitals and Advanced Services products, including Central Pharmacy Dispensing Service and IV Compounding Service, to third-party leasing finance companies on a non-recourse basis. The Company has no obligation to the leasing company once the lease has been sold.
The following table presents the Company’s income recognized from sales-type leases for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In thousands)
Sales-type lease revenues	$14,388	$10,115	$27,960	$34,033
Cost of sales-type lease revenues	(7,141)	(5,357)	(14,183)	(16,963)
Selling profit on sales-type lease revenues	$7,247	$4,758	$13,777	$17,070
The receivables as a result of these types of transactions are collateralized by the underlying equipment leased and consist of the following components at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022

	(In thousands)
Net minimum lease payments to be received	$62,470	$50,755
Less: Unearned interest income portion	(9,221)	(6,345)
Net investment in sales-type leases	53,249	44,410
Less: Current portion (1)	(11,618)	(11,486)
Long-term investment in sales-type leases, net	$41,631	$32,924
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
The maturity schedule of future minimum lease payments under sales-type leases retained in-house and the reconciliation to the net investment in sales-type leases reported on the Condensed Consolidated Balance Sheets was as follows:

September 30, 2023

(In thousands)
Remaining three months of 2023	$3,828
2024	13,431
2025	11,351
2026	9,053
2027	7,286
Thereafter	17,521
Total future minimum sales-type lease payments	62,470
Present value adjustment	(9,221)
Total net investment in sales-type leases	$53,249
Operating Leases
The following table represents the Company’s income recognized from operating leases for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In thousands)
Rental income	$1,330	$2,327	$5,459	$7,220
Note 12. Lessee Leases
The Company has operating leases for office buildings, data centers, office equipment, and vehicles. The Company’s leases have initial terms of one to twelve years. As of September 30, 2023, the Company did not have any additional material operating leases that were entered into, but not yet commenced.
The maturity schedule of future minimum lease payments under operating leases and the reconciliation to the operating lease liabilities reported on the Condensed Consolidated Balance Sheets was as follows:

September 30, 2023

(In thousands)
Remaining three months of 2023	$3,340
2024	12,266
2025	9,604
2026	8,942
2027	7,334
Thereafter	8,054
Total operating lease payments	49,540
Present value adjustment	(6,078)
Total operating lease liabilities (1)	$43,462
_________________________________________________
(1)    Amount consists of a current and long-term portion of operating lease liabilities of $10.6 million and $32.8 million, respectively. The current portion of the operating lease liabilities is included in accrued liabilities in the Condensed Consolidated Balance Sheets.

Operating lease costs were $2.6 million and $4.0 million for the three months ended September 30, 2023 and 2022, respectively, and $8.2 million and $12.8 million for the nine months ended September 30, 2023 and 2022, respectively. Short-term lease costs and variable lease costs were not material for the three and nine months ended September 30, 2023 and 2022. The Company recorded impairment and abandonment charges to operating lease right-of-use assets of $7.8 million during the nine months ended September 30, 2023, and $0.3 million and $5.4 million during the three and nine months ended September 30, 2022, respectively, in connection with restructuring activities to reduce its real estate footprint and for optimization of certain leased facilities. The impairment and abandonment charges were recorded to selling, general, and administrative expenses on the Company’s Condensed Consolidated Statements of Operations. Refer to Note 16, Restructuring Expenses, for additional information regarding the Company’s restructuring activities.
The following table summarizes supplemental cash flow information related to the Company’s operating leases for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities	$10,100	$13,178
Right-of-use assets obtained in exchange for new lease liabilities	$1,758	$12,177
The following table summarizes the weighted-average remaining lease term and weighted-average discount rate related to the Company’s operating leases as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Weighted-average remaining lease term, years	4.6	5.0
Weighted-average discount rate, %	5.7%	5.7%
Note 13. Commitments and Contingencies
Purchase Obligations
In the ordinary course of business, the Company issues purchase orders based on its current manufacturing needs. As of September 30, 2023, the Company had non-cancelable purchase commitments of $118.7 million, of which $78.1 million are expected to be paid within the year ending December 31, 2023.
Ransomware Incident
During the nine months ended September 30, 2023, the Company did not incur any material expenses or recoveries related to the previously disclosed ransomware incident. During the three months ended September 30, 2022, the Company incurred $1.0 million of expenses related to the ransomware incident, and during the nine months ended September 30, 2022, the Company incurred $13.5 million of expenses related to the ransomware incident, partially offset by $11.1 million of expected insurance recoveries. Expenses include costs to investigate and remediate the ransomware incident, as well as legal and other professional services, all of which were expensed as incurred. For the three and nine months ended September 30, 2022, the Company included net expenses related to the ransomware incident in cost of revenues of $0.1 million and $0.3 million, respectively; in research and development of $0.2 million and $0.2 million, respectively; and in selling, general, and administrative expenses of $0.7 million and $1.9 million, respectively, in the Company’s Condensed Consolidated Statements of Operations.
As of September 30, 2023, the Company has incurred $13.6 million of cumulative expenses related to the ransomware incident since it was detected, partially offset by $11.6 million of insurance recoveries, all of which have been received as of September 30, 2023.
Legal Proceedings
The Company is currently involved in various legal proceedings.
As required under ASC 450, Contingencies, the Company accrues for contingencies when it believes that a loss is probable and that it can reasonably estimate the amount of any such loss. The Company has not recorded any material accrual for contingent liabilities associated with any current legal proceedings based on its belief that any potential material loss, while reasonably possible, is not probable. Furthermore, any possible range of loss in such matters cannot be reasonably estimated at this time. The Company believes that it has valid defenses with respect to legal proceedings pending against it. However, litigation is inherently unpredictable, and it is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of legal proceedings or because of the diversion of management’s attention and the creation of significant expenses, regardless of outcome.
The Company is not a party to any legal proceedings that management believes may have a material impact on the Company’s financial position or results of operations.
Note 14. Income Taxes
The Company generally provides for income taxes in interim periods based on the estimated annual effective tax rate for the year, adjusting for discrete items in the quarter in which they arise. For the nine months ended September 30, 2023, the Company recorded a provision for income taxes of $4.4 million by applying its estimated annual effective tax rate to its year-to-date measure of ordinary income and adjusted for $5.6 million of discrete income tax expense primarily from equity compensation. For the nine months ended September 30, 2022, the Company recorded a benefit from income taxes of $1.0 million by applying its estimated annual effective tax rate to its year-to-date measure of ordinary income and included a net discrete income tax benefit of $6.9 million, primarily due to a tax benefit from equity compensation.
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
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into law and introduced a 15% corporate alternative minimum tax for tax years beginning after December 31, 2022 and levies a 1% excise tax on net stock repurchases after December 31, 2022. These provisions did not have an impact on the Company’s provision for income taxes for the nine months ended September 30, 2023.
As of September 30, 2023 and December 31, 2022, the Company had gross unrecognized tax benefits of $10.1 million and $9.3 million, respectively. The Company recognizes interest and penalties related to uncertain tax positions in interest and other income (expense), net in the Condensed Consolidated Statements of Operations. Accrued interest and penalties are included within other long-term liabilities on the Condensed Consolidated Balance Sheets. As of September 30, 2023 and December 31, 2022, the amount of accrued interest and penalties was $0.4 million and $0.2 million, respectively.
The Company files income tax returns in the United States and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examinations by taxing authorities, including major jurisdictions such as the United States, Germany, Italy, France, and the United Kingdom. With few exceptions, as of September 30, 2023, the Company was no longer subject to U.S., state, and foreign tax examinations for years before 2019, 2018, and 2018, respectively.
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
Note 15. Employee Benefits and Share-Based Compensation
Share-Based Compensation Expense
The following table sets forth the total share-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In thousands)
Cost of product and service revenues	$2,213	$2,203	$6,489	$6,607
Research and development	1,917	3,054	5,220	7,912
Selling, general, and administrative	10,852	12,053	31,404	36,212
Total share-based compensation expense	$14,982	$17,310	$43,113	$50,731

During the three and nine months ended September 30, 2023, the Company capitalized approximately $1.1 million and $3.3 million, respectively, of non-cash share-based compensation expense to internal-use and external-use software development costs related to internal labor. The Company did not capitalize any material non-cash share-based compensation expense to inventory during the three and nine months ended September 30, 2023 and 2022, or any material non-cash share-based compensation expense to internal-use and external-use software development costs during the three and nine months ended September 30, 2022.
Employee Stock Purchase Plan (“ESPP”)
The following assumptions were used to value shares under the ESPP for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Expected life, years	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Expected volatility, %	32.0% - 63.9%	28.8% - 44.8%	31.7% - 63.9%	28.8% - 45.6%
Risk-free interest rate, %	0.2% - 5.5%	0.1% - 3.2%	0.1% - 5.5%	0.1% - 3.2%
Dividend yield, %	—%	—%	—%	—%
For the nine months ended September 30, 2023 and 2022, employees purchased approximately 353,000 and 316,000 shares of common stock, respectively, under the ESPP at a weighted-average price of $46.68 and $67.63, respectively. As of September 30, 2023, the unrecognized compensation cost related to the shares to be purchased under the ESPP was approximately $2.0 million and is expected to be recognized over a weighted-average period of 1.6 years.
Stock Options
The following assumptions were used to value stock options granted pursuant to the Company’s 2009 Equity Incentive Plan, as amended, (the “2009 Plan”) for the nine months ended September 30, 2023. There were no stock options granted during the three months ended September 30, 2023, and the three and nine months ended September 30, 2022.

Nine Months Ended September 30,
2023
Expected life, years	3.2
Expected volatility, %	44.8%
Risk-free interest rate, %	3.7%
Estimated forfeiture rate, %	10.0%
Dividend yield, %	—%
The following table summarizes the stock option activity under the 2009 Plan during the nine months ended September 30, 2023:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Years	Aggregate Intrinsic Value

	(In thousands, except per share data)
Outstanding at December 31, 2022	2,434	$68.65	6.1	$7,887
Granted	200	55.60
Exercised	(157)	41.85
Expired	(177)	80.44
Forfeited	(180)	74.17
Outstanding at September 30, 2023	2,120	$67.96	5.0	$3,418
Exercisable at September 30, 2023	1,801	$66.84	4.9	$3,418
Vested and expected to vest at September 30, 2023 and thereafter	2,103	$67.90	5.0	$3,418

The weighted-average fair value per share of options granted during the nine months ended September 30, 2023 was $19.48. The intrinsic value of options exercised during the three months ended September 30, 2023 and 2022 was $0.5 million and $7.6 million, respectively, and during the nine months ended September 30, 2023 and 2022 was $3.1 million and $23.1 million, respectively.
As of September 30, 2023, total unrecognized compensation cost related to unvested stock options was $5.3 million, which is expected to be recognized over a weighted-average vesting period of 0.9 years.
Restricted Stock Units (“RSUs”)
The following table summarizes the RSU activity under the 2009 Plan during the nine months ended September 30, 2023:

	Number of Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Years	Aggregate Intrinsic Value

	(In thousands, except per share data)
Outstanding at December 31, 2022	1,117	$115.75	1.6	$56,297
Granted (Awarded)	675	64.44
Vested (Released)	(252)	117.13
Forfeited	(304)	112.82
Outstanding and unvested at September 30, 2023	1,236	$87.89	1.7	$55,649
As of September 30, 2023, total unrecognized compensation cost related to RSUs was $78.2 million, which is expected to be recognized over the remaining weighted-average vesting period of 3.1 years.
Restricted Stock Awards (“RSAs”)
The following table summarizes the RSA activity under the 2009 Plan during the nine months ended September 30, 2023:

	Number of Shares	Weighted-Average Grant Date Fair Value

	(In thousands, except per share data)
Outstanding at December 31, 2022	13	$109.39
Granted (Awarded)	24	70.96
Vested (Released)	(13)	109.39
Outstanding and unvested at September 30, 2023	24	$70.96
As of September 30, 2023, total unrecognized compensation cost related to RSAs was $1.0 million, which is expected to be recognized over the remaining weighted-average vesting period of 0.6 years.
Performance-Based Stock Unit Awards (“PSUs”)
The following table summarizes the PSU activity under the 2009 Plan during the nine months ended September 30, 2023:

	Number of Shares	Weighted-Average Grant Date Fair Value

	(In thousands, except per share data)
Outstanding at December 31, 2022	135	$147.42
Granted	65	122.29
Vested	(35)	127.40
Forfeited	(66)	153.68
Outstanding and unvested at September 30, 2023	99	$129.36

As of September 30, 2023, total unrecognized compensation cost related to PSUs was approximately $6.7 million, which is expected to be recognized over the remaining weighted-average vesting period of 1.4 years.
Summary of Shares Reserved for Future Issuance under Equity Incentive Plans
The Company had the following ordinary shares reserved for future issuance under its equity incentive plans as of September 30, 2023:

Number of Shares

(In thousands)
Stock options outstanding	2,120
Non-vested restricted stock awards	1,359
Shares authorized for future issuance	2,417
ESPP shares available for future issuance	3,250
Total shares reserved for future issuance	9,146
Stock Repurchase Programs
On August 2, 2016, the Company’s Board of Directors (the “Board”) authorized a stock repurchase program providing for the repurchase of up to $50.0 million of the Company’s common stock (the “2016 Repurchase Program”). The 2016 Repurchase Program is in addition to the stock repurchase program approved by the Board on November 4, 2014 providing for the repurchase of up to $50.0 million of the Company’s common stock (the “2014 Repurchase Program”). During the first quarter of 2022, the 2014 Repurchase Program was completed, and as of September 30, 2023, the maximum dollar value of shares that may yet be purchased under the 2016 Repurchase Program was $2.7 million. The 2016 Repurchase Program does not obligate the Company to repurchase any specific number of shares, and the Company may terminate or suspend the 2016 Repurchase Program at any time.
During the nine months ended September 30, 2022, the Company repurchased approximately 389,300 shares of its common stock under the repurchase programs at an average price of $134.11 per share for an aggregate purchase price of approximately $52.2 million. During the three and nine months ended September 30, 2023 and the three months ended September 30, 2022, the Company did not repurchase any of its outstanding common stock under the 2016 Repurchase Program.
Note 16. Restructuring Expenses
During the first quarter of 2022, the Company initiated certain domestic and international restructuring initiatives, in order to enhance and streamline certain engineering functions for its domestic operations, and to realign its international sales organization to better serve its customers in various international markets. During the third quarter of 2022, the Company initiated restructuring initiatives associated with the integration and functionalization of certain acquisitions, primarily the 340B Link business acquisition, to further accelerate the expansion of the Company’s pharmacy inventory management capabilities. During the three and nine months ended September 30, 2022, the restructuring plans incurred $1.8 million and $5.3 million, respectively, of employee severance costs and related expenses. As of September 30, 2023, there was no material unpaid balance related to these restructuring plans.
On November 23, 2022, the Company committed to a plan to reduce the Company’s headcount (the “Plan”), as part of the Company’s expense containment efforts being implemented due to ongoing macroeconomic headwinds. During the first quarter of 2023, as a result of continued exploration of expense containment measures, the Company committed to further reduce its headcount across many of its functions, and also committed to reduce its real estate footprint to align with its broader hybrid work strategy and in an effort to further reduce costs. During the three months ended September 30, 2023, the Company recorded an immaterial reversal of previously recognized restructuring expenses associated with the Plan. During the nine months ended September 30, 2023, the Company incurred $5.5 million of employee severance costs and related expenses, net of reversals, in connection with the Plan. As of September 30, 2023, the Company has incurred $22.9 million of cumulative restructuring expense, net of reversals, related to employee severance costs and related expenses since the inception of the Plan. As of September 30, 2023 and December 31, 2022, the unpaid balance related to the Plan was $1.0 million and $18.2 million, respectively.
Refer to Note 12, Lessee Leases, for information regarding the Company’s restructuring activities for the reduction of its real estate footprint and optimization of certain leased facilities.

The following table summarizes the total employee-related restructuring expense recognized in the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In thousands)
Cost of product and service revenues	$(280)	$444	$102	$600
Research and development	(25)	272	467	1,866
Selling, general, and administrative	(276)	1,078	4,885	2,855
Total restructuring expense, net of reversals	$(581)	$1,794	$5,454	$5,321
Note 17. Subsequent Events
Second Amended and Restated Credit Agreement
On October 10, 2023, the Company entered into the Second A&R Credit Agreement with the lenders from time to time party thereto, Wells Fargo Securities, LLC, JPMorgan Chase Bank, N.A., PNC Capital Markets LLC and TD Securities (USA) LLC as joint lead arrangers and Wells Fargo Bank, National Association, as administrative agent. The Second A&R Credit Agreement supersedes the Company’s Prior A&R Credit Agreement. Refer to Note 9, Debt and Credit Agreement, for additional information.
Restructuring Plan
On November 2, 2023, the Company announced a plan to reduce the Company’s headcount and real estate footprint (the “2023 Plan”) as part of the Company’s expense containment initiatives and other actions to reduce discretionary spending being implemented due to challenging industry dynamics and macroeconomic conditions. In connection with the 2023 Plan, the Company estimates that it will incur approximately $12 million to $18 million of nonrecurring restructuring and related charges, consisting of (i) approximately $9 million to $12 million of cash-based charges related to the reduction in headcount, which primarily consist of employee severance and benefits costs and (ii) approximately $3 million to $6 million of non-cash charges related to office closure, which the Company expects to incur the majority of charges in the fourth quarter of 2023 with remaining charges incurred in future periods. The Company expects to substantially complete the 2023 Plan, including cash payments, by the end of the second quarter of 2024, subject to local laws and consultation requirements.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements are contained throughout this Quarterly Report on Form 10-Q including in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include, but are not limited to, statements about:
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
Forward-looking statements are based on our current expectations and assumptions, and are subject to known and unknown risks and uncertainties, many of which are beyond our control, which may cause our actual results, performance, or achievements to be materially different from those expressed or implied in the forward-looking statements. Such risks and uncertainties include those described throughout this Quarterly Report on Form 10-Q, including Part I - Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II - Item 1A. “Risk Factors,” as well as in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the U.S. Securities and Exchange Commission (“SEC”) on March 1, 2023. Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. Forward-looking statements should be considered in light of these risks and uncertainties. You should carefully read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed as exhibits, as well as other documents we file with, or furnish to, the SEC from time to time, with the understanding that our actual future results may be materially different from what we expect. The forward-looking statements in this Quarterly Report on Form 10-Q represent our current estimates and assumptions and speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those expressed or implied in any forward-looking statements, whether as a result of changed circumstances, future events, even if new information becomes available in the future, or otherwise.
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
Facilities worldwide use our automation and analytics solutions to increase operational efficiency, reduce medication errors, deliver actionable intelligence, and improve patient safety. Institutional and retail pharmacies across North America and the United Kingdom leverage our innovative medication adherence and population health solutions to improve patient engagement and adherence to prescriptions, helping to reduce costly hospital readmissions. We sell our product and consumable solutions together with related service offerings. Revenues generated in the United States represented 91% of our total revenues for both the three months ended September 30, 2023 and 2022, and 88% and 90% for the nine months ended September 30, 2023 and 2022, respectively.
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
Our full-time employee headcount was approximately 3,890 and 4,230 on September 30, 2023 and December 31, 2022, respectively. The decrease in employee headcount reflects the impact of the restructuring plan announced in November 2022.
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
Business Strategy
The U.S. spent a total of $633.5 billion on prescription drugs that accounted for 14% of National Health Expenditures in 2022, and prescription drugs impact the vast majority of patients in virtually all settings of care. We believe there are significant challenges facing the practice of pharmacy today including, but not limited to, labor shortages, medication errors, drug shortages, medication loss due to drug diversion, significant medication waste and expiration costs, a high level of manual processes, complexity around compliance requirements, high healthcare worker turnover rates affecting tenure and expertise, hospitalizations from adverse drug events in outpatient settings, high variability in outcomes, and limited inventory visibility. Each of these challenges can translate into a major economic impact for hospitals and health systems. We recognize that some of these challenges can create capital budget and labor constraints for our customers in the near-term that may impact the potential timing of contracting for, or implementing, our products, solutions, or services. However, we believe that over time these significant challenges to the practice of pharmacy should drive demand for increased digitization, visibility, and insights that our solutions are designed to enable. Because of this, we find that our solutions are well positioned to address the evolving needs of healthcare institutions and therefore present opportunities for growth over the long-term.
In an effort to address these challenges and deliver solutions to help drive positive medication management outcomes, we continue to make significant investments in our research and development efforts to further advance the industry vision of the Autonomous Pharmacy. Furthermore, we believe a combination of technology, expertise and intelligence is needed in each care setting and across the entire continuum of care. We are focused on delivering solutions to help our customers realize the industry vision of the Autonomous Pharmacy and drive positive medication management outcomes with outstanding customer experience through a mature channel in four market categories:
•Point of Care. As a market leader, we expect to continue expansion into this product market as customers increase the use of our dispensing systems in more areas within their hospitals. However, we recognize that the current macroeconomic environment, with significant labor constraints, may impact our customers’ considerations in the near term when determining to implement new workflows that may affect those same stressed labor pools. As our XT Series cabinet is largely through the replacement, upgrade, and expansion cycle of older models of automated dispensing systems, we are seeing demand moderate. Over time, we believe that should labor shortages continue to challenge the delivery of healthcare services, deploying solutions and workflows that are intended to save nursing time, such as our XT Series, will be essential. We also believe there is an opportunity for us to expand this offering and define a new standard for dispensing systems in perioperative settings. We believe our current solutions within the Point of Care market and new innovation and services will continue to help customers drive improved outcomes.
•Central Pharmacy and IV Compounding. This market represents the beginning of the medication management process in acute care settings, and, we believe, it is a significant automation opportunity for high volumes of manual, repetitive, and error-prone processes that are often common in pharmacies today. Manual medication dispensing processes are usually labor intensive, error-prone, and may lead to excess medication waste and expirations for our healthcare partners. Automating the central pharmacy dispensing process should enable customers to reallocate pharmacy labor, enhance dispensing accuracy and patient safety, and reduce medication waste and expirations. Likewise, the manual compounding of sterile IV preparations can be error-prone and create significant patient safety risks, and outsourcing sterile IV compounding could lead to increased medication costs. As a result, we believe IV automation provides a significant opportunity to enhance patient safety and reduce costs. Because adoption of our Central Pharmacy and IV automation solution is still nascent, we believe that the implementation of new solutions (as well as upgrading older technology) will be accelerated by combining technology, expertise, and intelligence into a comprehensive offering that is designed to deliver improved outcomes. Despite the potential headwinds from the lack of clarity in the current regulatory environment for IV automation, we anticipate that these bundled solutions will become more critical as health systems continue to face labor shortages, increased financial pressure, and supply chain disruptions.
•Specialty Pharmacy and 340B Program. We believe that health systems will invest in more revenue-generating activities that are intended to improve patient outcomes by utilizing specialty pharmacies and the 340B Drug Pricing Program, which allow hospitals and health systems to stretch federal resources and expand patient access to healthcare by requiring manufacturers participating in Medicaid to sell outpatient drugs at discounted prices to healthcare organizations. Specialty drugs are used for treatment of complex conditions and often require intensive patient management and specialized workflows for dispensing and care coordination. Specialty medications are projected to account for nearly 60% of U.S. total spending on medications, with total spending projected to be approximately $420 billion in 2025. Specialty pharmacies serve as the connection between patients, prescribing physicians, and payers and work to streamline access and adherence to these specialty drugs. We believe a solution that addresses start-up and managed services for health systems that is designed to optimize their specialty pharmacy programs and the related pharmaceutical aspects of patient care will help ensure continuity of care and should contribute to the revenue and profitability of those organizations. We believe that a fully optimized specialty pharmacy operation represents one of the largest economic opportunities for hospitals and health systems.
•Retail, Institutional, and Payer. We believe the Retail, Institutional, and Payer market represents a significant opportunity as healthcare evolves. A majority of all prescription drugs are distributed in non-hospital settings. The COVID-19 pandemic accelerated the shift of outpatient care from hospitals and physician offices to other, more convenient settings, such as retail pharmacies and the home (including through telehealth technologies). New technologies and updated state board regulations appear to be spurring innovation by retail pharmacies, which, combined with the move to value-based care, we believe will drive the adoption of solutions that are intended to help providers and payers engage patients in new ways that improve patient care, reduce the total cost of care, and lead to more profitable operations. Because of the complexity of relationships between payers and providers, as well as the large number of retail pharmacies, including a significant number of independent pharmacies, we believe a network of established relationships between payers, providers and pharmacies will also be important.
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
•Business combinations;
•Share-based compensation; and
•Accounting for income taxes.
There were no material changes in the matters for which we make critical accounting estimates in the preparation of our Condensed Consolidated Financial Statements during the nine months ended September 30, 2023 as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2022, except as discussed in “Recently Adopted Authoritative Guidance” in Note 1, Organization and Summary of Significant Accounting Policies, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
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
RESULTS OF OPERATIONS
Total Revenues

	Three Months Ended September 30,
			Change in
	2023	2022	$	%

	(Dollars in thousands)
Product revenues	$188,755	$246,565	$(57,810)	(23)%
Percentage of total revenues	63%	71%
Services and other revenues	109,908	101,494	8,414	8%
Percentage of total revenues	37%	29%
Total revenues	$298,663	$348,059	$(49,396)	(14)%
Product revenues represented 63% and 71% of total revenues for the three months ended September 30, 2023 and 2022, respectively. Product revenues decreased by $57.8 million, primarily due to lower volumes from our automated dispensing systems business primarily as a result of ongoing health systems capital budget and labor constraints.
Services and other revenues represented 37% and 29% of total revenues for the three months ended September 30, 2023 and 2022, respectively. Services and other revenues include revenues from technical services and Advanced Services offerings. Services and other revenues increased by $8.4 million, primarily due to increased customer demand for our Advanced Services offerings and continued growth in our installed customer base as well as the impact of pricing actions.
Our international sales represented 9% of total revenues for both the three months ended September 30, 2023 and 2022, and are expected to be affected by foreign currency exchange rate fluctuations. We are unable to predict the extent to which revenues in future periods will be impacted by changes in foreign currency exchange rates.

	Nine Months Ended September 30,
			Change in
	2023	2022	$	%

	(Dollars in thousands)
Product revenues	$562,906	$706,246	$(143,340)	(20)%
Percentage of total revenues	63%	71%
Services and other revenues	325,359	292,027	33,332	11%
Percentage of total revenues	37%	29%
Total revenues	$888,265	$998,273	$(110,008)	(11)%
Product revenues represented 63% and 71% of total revenues for the nine months ended September 30, 2023 and 2022, respectively. Product revenues decreased by $143.3 million, primarily due to lower volumes from our automated dispensing systems business primarily as a result of ongoing health systems capital budget and labor constraints, partially offset by an increase of $6.6 million in revenues from consumables.
Services and other revenues represented 37% and 29% of total revenues for the nine months ended September 30, 2023 and 2022, respectively. Services and other revenues include revenues from technical services and Advanced Services offerings. Services and other revenues increased by $33.3 million, primarily due to increased customer demand for our Advanced Services offerings and continued growth in our installed customer base as well as the impact of pricing actions.
Our international sales represented 12% and 10% of total revenues for the nine months ended September 30, 2023 and 2022, respectively, and are expected to be affected by foreign currency exchange rate fluctuations. We are unable to predict the extent to which revenues in future periods will be impacted by changes in foreign currency exchange rates.
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

	Three Months Ended September 30,
			Change in
	2023	2022	$	%

	(Dollars in thousands)
Cost of revenues:
Cost of product revenues	$106,311	$134,023	$(27,712)	(21)%
As a percentage of related revenues	56%	54%
Cost of services and other revenues	60,388	54,941	5,447	10%
As a percentage of related revenues	55%	54%
Total cost of revenues	$166,699	$188,964	$(22,265)	(12)%
As a percentage of total revenues	56%	54%

Gross profit	$131,964	$159,095	$(27,131)	(17)%
Gross margin	44%	46%

Cost of revenues for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 decreased by $22.3 million, primarily driven by a $27.7 million decrease in cost of product revenues, partially offset by a $5.4 million increase in cost of services and other revenues.
The decrease in cost of product revenues was primarily driven by the decrease in product revenues of $57.8 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The decrease in cost of product revenues has not decreased proportionally with the decrease in product revenues for the three months ended September 30, 2023, primarily due to certain fixed costs, such as labor and overhead. In addition, the decrease in cost of product revenues was also driven by lower inventory-related costs as pricing for semiconductors, steel, freight, and other costs has decreased from the prior period. The increase in cost of services and other revenues was primarily driven by the increase in services and other revenues of $8.4 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022.
The overall decrease in gross margin primarily relates to lower product revenues for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 whereas the decrease in cost of product revenues has not decreased proportionally with the decrease in product revenues, primarily due to certain fixed costs, such as labor and overhead. The decrease is partially offset by lower inventory-related costs. Our gross profit for the three months ended September 30, 2023 was $132.0 million, as compared to $159.1 million for the three months ended September 30, 2022.

	Nine Months Ended September 30,
			Change in
	2023	2022	$	%

	(Dollars in thousands)
Cost of revenues:
Cost of product revenues	$323,800	$374,175	$(50,375)	(13)%
As a percentage of related revenues	58%	53%
Cost of services and other revenues	173,029	156,864	16,165	10%
As a percentage of related revenues	53%	54%
Total cost of revenues	$496,829	$531,039	$(34,210)	(6)%
As a percentage of total revenues	56%	53%

Gross profit	$391,436	$467,234	$(75,798)	(16)%
Gross margin	44%	47%
Cost of revenues for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 decreased by $34.2 million, primarily driven by a $50.4 million decrease in cost of product revenues, partially offset by a $16.2 million increase in cost of services and other revenues.
The decrease in cost of product revenues was primarily driven by the decrease in product revenues of $143.3 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The decrease in cost of product revenues has not decreased proportionally with the decrease in product revenues for the nine months ended September 30, 2023, primarily due to certain fixed costs, such as labor and overhead. In addition, the decrease in cost of product revenues was also driven by lower inventory-related costs as pricing for semiconductors, steel, freight, and other costs has decreased from the prior period. The increase in cost of services and other revenues was primarily driven by the increase in services and other revenues of $33.3 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.
The overall decrease in gross margin primarily relates to lower product revenues for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 whereas the decrease in cost of product revenues has not decreased proportionally with the decrease in product revenues, primarily due to certain fixed costs, such as labor and overhead. The decrease is partially offset by lower inventory-related costs. Our gross profit for the nine months ended September 30, 2023 was $391.4 million, as compared to $467.2 million for the nine months ended September 30, 2022.

Operating Expenses and Interest and Other Income (Expense), Net

	Three Months Ended September 30,
			Change in
	2023	2022	$	%

	(Dollars in thousands)
Operating expenses:
Research and development	$24,281	$25,171	$(890)	(4)%
As a percentage of total revenues	8%	7%
Selling, general, and administrative	103,971	115,459	(11,488)	(10)%
As a percentage of total revenues	35%	33%
Total operating expenses	$128,252	$140,630	$(12,378)	(9)%
As a percentage of total revenues	43%	40%

Interest and other income (expense), net	$3,670	$(1,148)	$4,818	(420)%
Research and Development. Research and development expenses decreased by $0.9 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The decrease was primarily driven by cost saving initiatives, including the impact from lower consulting expenses.
Selling, General, and Administrative. Selling, general, and administrative expenses decreased by $11.5 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The decrease was primarily due to a decrease of $3.4 million in consulting expenses, a decrease of $2.7 million in commission expenses, a decrease of $2.2 million in freight out, a decrease of $1.4 million in employee-related expenses for restructuring initiatives, a decrease of $1.4 million in rent expense, and a decrease of $1.2 million of ransomware-related expenses, net of insurance recoveries, incurred during the three months ended September 30, 2022. The decrease was partially offset by $1.3 million of executives transition costs incurred during the three months ended September 30, 2023.
Interest and Other Income (Expense), Net. Interest and other income (expense), net changed by $4.8 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, primarily driven by a $4.5 million increase in other income and a $0.3 million decrease in other expense. The increase in other income during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 is primarily attributable to higher interest income received due to higher interest rates and higher cash and cash equivalents balances.

	Nine Months Ended September 30,
			Change in
	2023	2022	$	%

	(Dollars in thousands)
Operating expenses:
Research and development	$70,296	$76,556	$(6,260)	(8)%
As a percentage of total revenues	8%	8%
Selling, general, and administrative	332,643	354,644	(22,001)	(6)%
As a percentage of total revenues	37%	36%
Total operating expenses	$402,939	$431,200	$(28,261)	(7)%
As a percentage of total revenues	45%	43%

Interest and other income (expense), net	$9,912	$(2,973)	$12,885	(433)%
Research and Development. Research and development expenses decreased by $6.3 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The decrease was primarily attributed to a decrease of $5.2 million in consulting expenses, a decrease in employee-related expenses for restructuring initiatives of $1.4 million, a decrease due to the timing of capitalized software projects of $1.3 million and other decreases from cost saving initiatives, partially offset by an increase of $3.8 million in employee-related expenses due to increased headcount.

Selling, General, and Administrative. Selling, general, and administrative expenses decreased by $22.0 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The decrease was primarily due to a decrease of $5.8 million in commissions expenses, a decrease of $4.9 million in employee-related expenses, a decrease of $4.5 million in consulting expenses, a decrease of $3.4 million in freight out, a decrease of $3.3 million in travel expenses, and a decrease of $2.6 million in temporary labor expenses. The decrease is also driven by $2.3 million of ransomware-related expenses, net of insurance recoveries, incurred during the nine months ended September 30, 2022. The decrease is partially offset by an increase of $2.0 million in employee-related expenses for restructuring initiatives, an increase of $2.4 million for impairment and abandonment charges of operating lease right-of-use assets in connection with restructuring activities of certain leased facilities, as well as an increase of $2.2 million in executives transition costs incurred during the nine months ended September 30, 2023.
Interest and Other Income (Expense), Net. Interest and other income (expense), net changed by $12.9 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily driven by a $12.1 million increase in other income and a $0.8 million decrease in other expense. The increase in other income during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 is primarily attributable to higher interest income received due to higher interest rates and higher cash and cash equivalents balances.
Provision for (Benefit from) Income Taxes

	Three Months Ended September 30,
			Change in
	2023	2022	$	%

	(Dollars in thousands)
Provision for income taxes	$1,829	$543	$1,286	237%

	Nine Months Ended September 30,
			Change in
	2023	2022	$	%

	(Dollars in thousands)
Provision for (benefit from) income taxes	$4,405	$(995)	$5,400	(543)%
For the nine months ended September 30, 2023, we recorded a provision for income taxes of $4.4 million by applying our estimated annual effective tax rate to our year-to-date measure of ordinary income and adjusted for $5.6 million of discrete income tax expense primarily from equity compensation. For the nine months ended September 30, 2022, we recorded a benefit from income taxes of $1.0 million, and included a net discrete income tax benefit of $6.9 million, primarily due to a $5.1 million tax benefit from equity compensation. The change in the provision for income taxes for the nine months ended September 30, 2023 compared to the benefit from income taxes for the same period in 2022 was primarily due to a decrease in excess tax benefit from equity compensation, as well as the change in income (loss) before income taxes.
Refer to Note 14, Income Taxes, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information.
LIQUIDITY AND CAPITAL RESOURCES
We had cash and cash equivalents of $446.8 million at September 30, 2023 compared to $330.4 million at December 31, 2022. All of our cash and cash equivalents are invested in bank accounts and money market funds held in sweep and asset management accounts with financial institutions of high credit quality.
Our cash position and working capital at September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023	December 31, 2022

	(In thousands)
Cash and cash equivalents	$446,840	$330,362
Working capital	$544,390	$453,366
Our ratio of current assets to current liabilities was 2.5:1 and 2.1:1 at September 30, 2023 and December 31, 2022, respectively.

Sources of Cash
Revolving Credit Facility
On November 15, 2019, we entered into an Amended and Restated Credit Agreement (as amended, the “Prior A&R Credit Agreement”) with the lenders from time to time party thereto, Wells Fargo Securities, LLC, Citizens Bank, N.A., and JPMorgan Chase Bank, N.A., as joint lead arrangers, and Wells Fargo Bank, National Association, as administrative agent. The Prior A&R Credit Agreement provided for (a) a five-year revolving credit facility of $500.0 million (the “Prior Revolving Credit Facility”) and (b) an uncommitted incremental loan facility of up to $250.0 million (the “Prior Incremental Facility”). In addition, the Prior A&R Credit Agreement included a letter of credit sub-limit of up to $15.0 million and a swing line loan sub-limit of up to $25.0 million.
On September 22, 2020 and March 29, 2023, we entered into amendments to the Prior A&R Credit Agreement to, among other changes, permit the issuance of the convertible senior notes and the purchase of the convertible note hedge transactions, as described in Note 10, Convertible Senior Notes, expand our flexibility to repurchase our common stock and make other restricted payments, and replace the total net leverage covenant, as well as to remove and replace the interest rate benchmark based on the London interbank offered rate (“LIBOR”) and related LIBOR-based mechanics applicable to borrowings under the A&R Credit Agreement with an interest rate benchmark based on the secured overnight financing rate (“SOFR”) as administered by the Federal Reserve Bank of New York and related SOFR-based mechanics.
On October 10, 2023, we entered into a Second Amended and Restated Credit Agreement (the “Second A&R Credit Agreement”) with the lenders from time to time party thereto, Wells Fargo Securities, LLC, JPMorgan Chase Bank, N.A., PNC Capital Markets LLC and TD Securities (USA) LLC as joint lead arrangers and Wells Fargo Bank, National Association, as administrative agent. The Second A&R Credit Agreement supersedes the Prior A&R Credit Agreement and provides for (a) a five-year revolving credit facility of $350.0 million (the “Current Revolving Credit Facility”) and (b) an uncommitted incremental loan facility of up to an amount equal to the sum of (i) the greater of $250.0 million and 100% of the adjusted consolidated EBITDA for the last four quarters and (ii) additional amounts subject to pro forma compliance with certain consolidated secured net leverage ratio (the “Current Incremental Facility”). In addition, the Second A&R Credit Agreement includes a letter of credit sub-limit of up to $15 million and a swing line loan sub-limit of up to $25 million. The Second A&R Credit Agreement has an expiration date of October 10, 2028, subject to acceleration under certain conditions, upon which date all remaining outstanding borrowings will be due and payable.
As of September 30, 2023, we had $500.0 million of funds available and no outstanding balance under the Prior Revolving Credit Facility. As of September 30, 2023, we were in compliance with all covenants under the Prior A&R Credit Agreement. Upon entry into the Second A&R Credit Agreement, we had $350.0 million of funds available under the Current Revolving Credit Facility. Refer to Note 9, Debt and Credit Agreement, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information. We expect to use future loans under the Current Revolving Credit Facility, if any, for working capital, potential acquisitions, and other general corporate purposes.
Uses of Cash
Our future uses of cash are expected to be primarily for working capital, capital expenditures, and other contractual obligations. We also expect a continued use of cash for potential acquisitions and acquisition-related activities, as well as repurchases of our common stock.
The 2016 Repurchase Program has a total of $2.7 million remaining for future repurchases as of September 30, 2023, which may result in additional use of cash. There were no stock repurchases during the nine months ended September 30, 2023. Refer to “Stock Repurchase Programs” under Note 15, Employee Benefits and Share-Based Compensation, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information.
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

Cash Flows
The following table summarizes, for the periods indicated, selected items in our Condensed Consolidated Statements of Cash Flows:

	Nine Months Ended September 30,
	2023	2022

	(In thousands)
Net cash provided by (used in):
Operating activities	$142,680	$(4,372)
Investing activities	(42,644)	(41,417)
Financing activities	10,290	(24,515)
Effect of exchange rate changes on cash and cash equivalents	(464)	(1,425)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$109,862	$(71,729)
Operating Activities
We expect cash from our operating activities to fluctuate in future periods as a result of a number of factors, including the timing of our billings and collections, our operating results, and the timing of other liability payments.
Net cash provided by operating activities was $142.7 million for the nine months ended September 30, 2023, primarily consisting of a net loss of $6.0 million adjusted for non-cash items of $113.8 million and changes in assets and liabilities of $34.9 million. The non-cash items primarily consisted of depreciation and amortization expense of $65.6 million, share-based compensation expense of $43.1 million, impairment and abandonment of operating lease right-of-use assets related to facilities of $7.8 million, amortization of operating lease right-of-use assets of $6.2 million, amortization of debt issuance costs of $3.1 million, and a change in deferred income taxes of $14.2 million. Changes in assets and liabilities include cash inflows primarily from (i) a decrease in inventories of $31.7 million primarily due to management of inventory levels to align with the current forecasted demand, (ii) a decrease in accounts receivable and unbilled receivables of $27.1 million primarily due to the timing of billings, shipments, and collections, as well as the impacts of lower revenues, (iii) an increase in deferred revenues of $23.6 million primarily due to an increase in billings for certain service and subscription offerings, (iv) a decrease in prepaid commissions of $5.5 million, (v) an increase in accrued liabilities of $3.7 million, (vi) a decrease in other long-term assets of $2.5 million, and (vii) a decrease in other current assets of $1.5 million. These cash inflows were partially offset by (i) a decrease in accrued compensation of $29.4 million primarily due to a decrease in the accrual for restructuring initiatives, lower commissions, as well as timing of payroll and ESPP purchases, (ii) a decrease in accounts payable of $13.4 million primarily due to an overall decrease in spending, as well as timing of payments, (iii) an increase in investment in sales-type leases of $8.8 million primarily due to the acceptance of certain Advanced Services products under sales-type lease arrangements, and (iv) a decrease in operating lease liabilities of $8.1 million.
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

Investing Activities
Net cash used in investing activities was $42.6 million for the nine months ended September 30, 2023, which consisted of capital expenditures of $32.4 million for property and equipment, and $10.2 million for external-use software development costs.
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
Financing Activities
Net cash provided by financing activities was $10.3 million for the nine months ended September 30, 2023, primarily due to $23.0 million in proceeds from employee stock option exercises and ESPP purchases, partially offset by $6.1 million in employees’ taxes paid related to restricted stock unit vesting and a net change in the customer funds balances of $6.6 million.
Net cash used in financing activities was $24.5 million for the nine months ended September 30, 2022, primarily due to $52.2 million for repurchases of our stock, and $11.4 million in employees’ taxes paid related to restricted stock unit vesting, partially offset by $39.5 million in proceeds from employee stock option exercises and ESPP purchases.
Contractual Obligations
There have been no significant changes during the nine months ended September 30, 2023 to the contractual obligations disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” set forth in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2022.
Contractual obligations as of September 30, 2023 were as follows:

	Payments Due By Period
	Total	Remainder of 2023	2024 - 2025	2026 - 2027	2028 and thereafter

	(In thousands)
Operating leases (1)	$49,540	$3,340	$21,870	$16,276	$8,054
Purchase obligations (2)	118,658	78,055	40,471	132	—
Convertible senior notes (3)	577,875	—	577,875	—	—
Total (4)	$746,073	$81,395	$640,216	$16,408	$8,054
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
Foreign Currency Exchange Risk
We operate in foreign countries which expose us to market risk associated with foreign currency exchange rate fluctuations between the U.S. dollar and various foreign currencies, the most significant of which are the British Pound and the Euro. In order to manage foreign currency risk, at times we enter into foreign exchange forward contracts to mitigate risks associated with changes in spot exchange rates of mainly non-functional currency denominated assets or liabilities of our foreign subsidiaries. In general, the market risk related to these contracts is offset by corresponding gains and losses on the hedged transactions. By working only with major banks and closely monitoring current market conditions, we seek to limit the risk that counterparties to these contracts may be unable to perform. We do not enter into derivative contracts for trading purposes. As of September 30, 2023, we did not have any outstanding foreign exchange forward contracts.
Interest Rate Fluctuation Risk
We are exposed to interest rate risk through our borrowing activities. As of September 30, 2023, there was no outstanding balance under the Prior A&R Credit Agreement. Upon entry into the Second A&R Credit Agreement on October 10, 2023, we had $350.0 million of funds available under the Current Revolving Credit Facility. Refer to Note 9, Debt and Credit Agreement, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information.
The net carrying amount under our convertible senior notes was $568.9 million as of September 30, 2023. Although our convertible senior notes are based on a fixed rate, changes in interest rates could impact the fair value of such notes. As of September 30, 2023, the fair market value of our convertible senior notes was $518.6 million. Refer to Note 4, Cash and Cash Equivalents and Fair Value of Financial Instruments, and Note 10, Convertible Senior Notes, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information.
We have used, and in the future we may use, interest rate swap agreements to protect against adverse fluctuations in interest rates by reducing our exposure to variability in cash flows relating to interest payments on a portion of our outstanding debt. We do not hold or issue any derivative financial instruments for speculative trading purposes. As of September 30, 2023, we did not have any outstanding interest rate swap agreements.
There were no significant changes in our market risk exposures during the nine months ended September 30, 2023 as compared to the market risk exposures disclosed in “Quantitative and Qualitative Disclosures About Market Risk,” set forth in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 1, 2023.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
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

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended September 30, 2023.

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
On November 15, 2019, we refinanced our existing senior secured credit facility pursuant to an amended and restated agreement with certain lenders, and Wells Fargo Bank, National Association, as administrative agent (as amended, the “Prior A&R Credit Agreement”). The Prior A&R Credit Agreement provided for a five-year revolving credit facility of $500.0 million and an uncommitted incremental loan facility of up to $250.0 million. As of December 31, 2022, there were no outstanding balances under the Prior A&R Credit Agreement.
Subsequently, on October 10, 2023, we refinanced the Prior A&R Credit Agreement pursuant to a second amended and restated agreement with certain lenders, and Wells Fargo Bank, National Association, as administrative agent (the “Second A&R Credit Agreement”). The Second A&R Credit Agreement provides for a five-year revolving credit facility of $350.0 million and an uncommitted incremental loan facility of up to an amount equal to the sum of (x) the greater of $250.0 million and 100% of the adjusted consolidated EBITDA for the last four quarters and (y) additional amounts subject to pro forma compliance with certain consolidated secured net leverage ratio.
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
Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at the time of any such refinancing. We may not be able to engage in any of these activities or to do so on desirable terms, which could result in a default on our debt obligations. In addition, as more fully described below in the risk factor captioned “Covenants in our Second A&R Credit Agreement restrict our business and operations in many ways, and if we do not effectively manage our compliance with these covenants, our business, operating results, cash flow, or financial condition could be adversely affected,” the Second A&R Credit Agreement includes customary restrictive covenants that impose operating and financial restrictions on us.

Covenants in our Second A&R Credit Agreement restrict our business and operations in many ways, and if we do not effectively manage our compliance with these covenants, our financial conditions and operating results could be adversely affected.
The Second A&R Credit Agreement contains various customary covenants that require us to provide financial and other information reporting as well as notice upon certain events and limit or restrict our ability and/or our subsidiaries’ ability to, among other things, incur or assume liens or additional debt or provide guarantees in respect of obligations of other persons; issue redeemable preferred stock; pay dividends or distributions or redeem or repurchase capital stock; prepay, redeem, or repurchase certain debt; make loans, investments, acquisitions, and capital expenditures; enter into agreements that restrict distributions from our subsidiaries; sell assets and capital stock of our subsidiaries; enter into certain transactions with affiliates; and consolidate or merge with or into, or sell substantially all of our assets to, another person.
The Second A&R Credit Agreement also includes financial covenants requiring us (i) not to exceed a maximum consolidated secured net leverage ratio of 3.00:1 and (ii) to maintain a minimum consolidated interest coverage ratio of 3.00:1. Our ability to comply with these financial covenants may be affected by events beyond our control. Our failure to comply with any of the covenants under the Second A&R Credit Agreement could result in a default under the terms of the Second A&R Credit Agreement, which could permit the administrative agent or the lenders to declare all or part of any outstanding borrowings to be immediately due and payable or foreclose on our assets, or to refuse to permit additional borrowings under the revolving credit facility, which could restrict our operations, particularly our ability to respond to changes in our business or to take specified actions to take advantage of certain business opportunities that may be presented to us. In addition, if we are unable to repay those amounts, the administrative agent and the lenders under the Second A&R Credit Agreement could proceed against the collateral granted to them to secure that debt and foreclose on our assets, which would seriously harm our business.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
During the three months ended September 30, 2023, we did not repurchase any shares of our common stock under our repurchase program. Refer to “Stock Repurchase Programs” under Note 15, Employee Benefits and Share-Based Compensation, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Officers
During the three months ended September 30, 2023, none of our directors or officers adopted or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408(a) of Regulation S-K).

ITEM 6. EXHIBITS

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

10.1*	Omnicell, Inc. Executive Severance Plan	8-K	10.1	8/3/2023

10.2*	Separation Agreement dated August 4, 2023 by and between Omnicell, Inc. and Peter J. Kuipers	8-K	10.1	8/10/2023

10.3+*	Form of Restricted Stock Unit Notice and Form of Global Restricted Stock Unit Award Agreement for 2009 Equity Incentive Plan, as amended (August 2023)

10.4*	Separation Agreement dated October 4, 2023 by and between Omnicell, Inc. and Christine M. Mellon	8-K	10.1	10/5/2023

10.5	Second Amended and Restated Credit Agreement, dated as of October 10, 2023, among Omnicell, Inc., the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent	8-K	10.1	10/16/2023

31.1+	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

31.2+	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

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

OMNICELL, INC.
Date:	November 3, 2023	By:	/s/ Nchacha E. Etta
Nchacha E. Etta, Executive Vice President & Chief Financial Officer (principal financial officer and duly authorized officer)