Form 10-K
period 2023-12-31
OMNICELL, INC.
filed 2024-02-28
CIK 926326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the registrant’s common stock, $0.001 par value, held by non-affiliates of the registrant as of June 30, 2023 was $3.3 billion (based upon the closing sales price of such stock as reported on the NASDAQ Global Select Market on such date) which excludes an aggregate of 639,650 shares of the registrant’s common stock held by officers, directors and affiliated stockholders. For purposes of determining whether a stockholder was an affiliate of the registrant at June 30, 2023, the registrant has assumed that a stockholder was an affiliate of the registrant at June 30, 2023 if such stockholder (i) beneficially owned 10% or more of the registrant’s common stock and/or (ii) was affiliated with an executive officer or director of the registrant at June 30, 2023. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.
As of February 21, 2024, there were 45,915,296 shares of the registrant’s common stock, $0.001 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the United States Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference in Part III, Items 10-14 of this Form 10-K.

OMNICELL, INC.

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS
This Annual Report on Form 10-K (or “Annual Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements are contained throughout this Annual Report including in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include, but are not limited to, statements about:
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
•our ability to align our medication management infrastructure development and global workforce headcount with our current business expectations;
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
Forward-looking statements are based on our current expectations and assumptions, and are subject to known and unknown risks and uncertainties, many of which are beyond our control, which may cause our actual results, performance, or achievements to be materially different from those expressed or implied in the forward-looking statements. Such risks and uncertainties include those described throughout this Annual Report, including in Part I - Item 1A. “Risk Factors” and Part II - Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. Forward-looking statements should be considered in light of these risks and uncertainties. You should carefully read this Annual Report and the documents that we reference in this Annual Report and have filed as exhibits, as well as other documents we file with, or furnish to, the U.S. Securities and Exchange Commission (“SEC”) from time to time, with the understanding that our actual future results may be materially different from what we expect. The forward-looking statements in this Annual Report represent our current estimates and assumptions and speak only as of the date of this Annual Report. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those expressed or implied in any forward-looking statements, whether as a result of changed circumstances, future events, even if new information becomes available in the future, or otherwise.
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

PART I
ITEM 1.    BUSINESS
Overview
Omnicell, a leader in transforming the pharmacy care delivery model, is committed to solving the critical challenges inherent in medication management and elevating the role of clinicians within healthcare as an essential component of care delivery. Omnicell is focused on helping its customers to define and deliver a cost effective medication management strategy that is designed to equip and empower pharmacists and nurses to focus on patient care rather than administrative tasks, and to drive improved clinical, operational, and financial outcomes across all care settings. We are doing this with an industry-leading medication management infrastructure which includes robotics, smart devices, intelligent software, and expert services. This comprehensive set of solutions provides the critical foundation for customers to realize the industry vision of the Autonomous Pharmacy, a vision defined by pharmacy leaders for improving operational efficiencies and ultimately targeting zero-error medication management.
Business Strategy
The U.S. spent a total of $634 billion on prescription drugs in 2022, an increase of 9% compared to 2021, and prescription drugs impact the vast majority of patients in virtually all settings of care. We believe there are significant challenges facing the practice of pharmacy today including, but not limited to, budget constraints, increased healthcare worker turnover rates, labor shortages, drug shortages, drug diversion, manual and error-prone processes, complex compliance requirements, and limited inventory visibility. Each of these challenges may lead to poor medication management outcomes including, but not limited to, medication errors, adverse drug events, lack of patient adherence, and medication waste. We also recognize that these challenges may impact the timing of contracting for, or implementing, our products, solutions, or services. However, we believe that over time these significant challenges to the practice of pharmacy will drive demand for increased automation, visibility, insights, and improved medication management outcomes that our solutions are designed to enable. Because of this, we believe that our solutions are well-positioned to address the evolving needs of healthcare institutions and therefore present opportunities for long-term growth.
In an effort to address these challenges and deliver solutions to help drive positive medication management outcomes, we continue to make significant investments in our research and development efforts to further advance the industry vision of the Autonomous Pharmacy. Furthermore, we believe a combination of robotics, smart devices, intelligent software, and expert services is needed in every care setting where medications are managed. We are focused on delivering solutions to help our customers realize the industry vision of the Autonomous Pharmacy and drive positive medication management outcomes with outstanding customer experience through a mature channel in four market categories:
•Point of Care. As a market leader, we expect to continue expansion into this product market as customers increase the use of our dispensing systems in more areas within their hospitals and increasingly in ambulatory care settings. However, we recognize that the current macroeconomic environment, with significant labor constraints, may impact our customers’ considerations in the near term when they are determining whether to implement new workflows that may affect those same stressed labor pools. As we are largely through the replacement cycle of our previous generation of automated dispensing systems, we are seeing demand moderate. We continue to invest in next-generation point of care enhancements and solutions and believe that customers will upgrade their current installed base over time as we deliver these new solutions to market. We also believe there is an opportunity for us to expand this offering and define a new standard for dispensing systems in ambulatory settings. We believe our current solutions within the Point of Care market and new innovation and services will continue to help customers drive improved clinical and financial outcomes.
•Central Pharmacy and IV Compounding. This market represents the beginning of the medication management process in acute care settings, and we believe it is a significant automation opportunity for high volumes of manual, repetitive, and error-prone processes that are often common in pharmacies today. Manual medication dispensing processes are usually labor intensive, error-prone, and may lead to excess medication waste and expirations for our healthcare partners. Automating the central pharmacy dispensing process should enable customers to reallocate pharmacy labor, enhance dispensing accuracy and patient safety, and reduce medication waste and expirations. Likewise, the manual compounding of sterile IV preparations can be error-prone and create significant patient safety risks, and outsourcing sterile IV compounding could lead to increased medication costs and lack of access to needed medications as a result of being unable to source medications when they are required. As a result, we believe IV automation provides a significant opportunity to enhance patient safety and reduce costs. We anticipate that these technology-enabled services will become more critical as health systems continue to face labor shortages, increased financial pressure, and supply chain disruptions.

•Specialty Pharmacy and 340B Program. We believe that health systems will continue to invest in programs that are intended to improve patient outcomes and drive cost savings by utilizing specialty pharmacies and the federal 340B Drug Pricing Program (the “340B Program”). The 340B Program allows qualifying hospitals and health systems to stretch federal resources and expand patient access to healthcare by requiring manufacturers participating in Medicaid to sell outpatient drugs at discounted prices to eligible healthcare organizations and covered entities. Specialty drugs are used for treatment of complex conditions and often require intensive patient management and specialized workflows for dispensing and care coordination. Specialty medications are projected to account for nearly 60% of U.S. total spending on medications, with total spending projected to be approximately $420 billion in 2025. Specialty pharmacies serve as the connection between patients, prescribing physicians, and payers and work to streamline access and adherence to these specialty drugs. We believe a solution that is designed to help health systems start or optimize their specialty pharmacy programs and the related pharmaceutical aspects of patient care will help ensure continuity of care and should contribute to the revenue and profitability of those organizations. We believe that a fully optimized specialty pharmacy operation represents one of the largest economic opportunities for hospitals and health systems.
•Retail, Institutional, and Payer. We believe the Retail, Institutional, and Payer market represents a significant opportunity as healthcare evolves. Retail drug prescriptions represent 85% of all prescription drugs dispensed in the U.S., growing at a rate of 1.7% annually through 2022. Additionally, the COVID-19 pandemic accelerated the shift of outpatient care from hospitals and physician offices to other, more convenient settings, such as retail pharmacies and the home (including through telehealth technologies). New technologies and increased scope of practice for pharmacists appear to be spurring innovation and expansion of the provision of clinical services by retail pharmacies, which, combined with the move to value-based care, we believe will drive the adoption of our patient engagement solutions, that are intended to help providers (including pharmacists) and payers engage patients in new ways that are expected to improve outcomes, reduce the total cost of care, and lead to more profitable operations. Because of the complexity of relationships between payers and providers, as well as the large number of retail pharmacies, including a significant number of independent pharmacies, we believe a network of established relationships between payers, providers and pharmacies will continue to be important.
Products and Services
Our products and services span the evolving continuum of care, including inpatient, outpatient, and retail settings. We provide a range of point of care medication and supply dispensing systems, including automated systems. We also offer advanced automation solutions including robotics designed to automate work, streamline workflows, and reduce human error. Across these settings, we provide central pharmacy automation solutions for both medication dispensing and IV compounding. We also provide patient engagement solutions to help improve adherence to prescriptions. With certain automation and technology-enabled service offerings, we provide expert services designed to help optimize utilization through subscription agreements, inclusive of expert personnel to operate the equipment. Our offerings include:
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
Our XT Series automated dispensing systems for medications and supplies, which are used in nursing units and other clinical areas of the hospital, are designed to support workflows specific to each area of the hospital, with various software and hardware options. Our Point of Care Service combines market-leading automation with expert services in an effort to improve solution adoption and optimization, enhance data-driven performance, and drive nursing and pharmacy efficiency. For the operating room, we also offer specialized automated dispensing systems. Our interoperability solutions enable integration of our automated dispensing systems with key electronic health record systems to streamline workflow and increase accuracy.
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

Our IV Compounding Service offers a comprehensive service that is intended to help optimize IV robotic compounding operations, which combines advanced IV robotics, clinical data that may be used to support extended expiration dates and reduce medication waste, and remote and onsite experts to operate the IV robotic equipment. Our IV Compounding Service is designed to assist customers in their goals of enhanced patient safety, reduced medication expense from outsourcing facilities and operating room medication waste, and improved supply chain control.
Specialty Pharmacy and 340B
Our Specialty Pharmacy Services offering includes a comprehensive set of technology, services, and expertise to provide a fully managed in-house specialty pharmacy delivered through a value-based commercial model. This solution is intended for health systems, federally qualified health centers, and provider groups to support on-site management of specialty pharmacy services, including payer contracting, staffing, assistance with licensing, 340B Program administration, and to assist with obtaining access to specialty medication and limited distribution drugs. This offering is designed to increase specialty growth and improve cost savings, improve access to limited distribution drugs, and increase physician utilization for targeted disease states.
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
Patient Engagement, Clinical and Financial Solutions
Our EnlivenHealth brand offers a portfolio of products that are designed to digitally enable pharmacies with connected patient engagement, clinical, and financial workflows that are intended to result in an elevated patient-pharmacy experience, exceptional patient care, and enhanced financial performance.
Our patient engagement solutions are designed to better educate, inform, and enrich patients’ lives with our personalized interactive voice response, outbound communications, and mobile app offerings. We also enable digital delivery of medication information (medication guides, vaccine information sheets, and drug monographs) in an effort to unlock patient preferences, staff efficiency, and environmental value. Additionally, our clinical workflows help to enable pharmacies to accelerate health and wellness in their community through our targeted patient interventions, appointment scheduling, immunization, medication therapy management, medication synchronization, and Medicare plan comparison capabilities. Furthermore, our financial workflows are designed to streamline payments, cashflow and claims for durable medical equipment, vaccination, clinical care, and specialty drugs through our medical billing and reconciliation solutions. By leveraging these digitally enabled services, we strive to provide data-driven intelligence to optimize pharmacy operations continuously, driving operational and execution excellence, as well as patient adherence and outcomes.
We advocate for a world where pharmacy teams stand at the forefront of healthcare, seeking to empower them to practice at the top of their license, and aiding them with their commitment to patient care, collaboration, and continuous learning.
Medication Adherence
Our medication adherence solutions, which include our consumables and medication packaging systems, are used by institutional pharmacies serving long-term care and other sites outside the acute care hospital, as well as retail, community, and outpatient pharmacies, and are designed to improve pharmacy operations and patient adherence to prescriptions.
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
Professional, Technical, and Customer Success Services
As the complexity of the introduction and implementation of new innovations increases for our health system customers, we also offer Professional Services, such as technology installation, program management, customer education and training, and change management services. We view our customers as partners in the pursuit of better health outcomes for patients and improved satisfaction for the clinicians who serve them. We find that every engagement is an opportunity for us to help our customers reach their clinical and business objectives while we work with our customers to accelerate the recognition of value for their initiatives.
After Omnicell solutions are implemented, our Customer Success team provides support through remote and onsite experts who help customers fully adopt and optimize utilization of our solutions.
Our technical services include post-installation technical support with phone and web-based support through our U.S.-based technical support centers, on-site service, parts, and access to software upgrades. Product support is available through fixed-period service contracts and on a time-and-materials basis. On-site service is provided by our field service team.
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
Advancing Our Solutions
With more than 30 years of experience delivering medication management solutions, Omnicell believes a combination of robotics, smart devices, intelligent software, and expert services, which we refer to as Advanced Services, will help deliver improved medication management outcomes. Advanced Services include services such as Central Pharmacy Dispensing Service, IV Compounding Service, Point of Care Service, EnlivenHealth solutions, Specialty Pharmacy Services, 340B solutions, Inventory Optimization Service, and other software solutions and licensing support. Because thousands of facilities utilize our solutions, we believe we can provide actionable insights to help customers better understand their medication usage and improve pharmacy supply chain management. We offer specialized services and analytics software designed to help healthcare facilities improve their bottom line and patient care by harnessing data from automation and other systems.
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
Industry Background and Market
We believe our solutions support the industry vision of the Autonomous Pharmacy, are strongly aligned with trends in the healthcare market, and are well-positioned to address the evolving needs of healthcare institutions.
The healthcare industry continues to experience a significant degree of consolidation, with healthcare providers combining to create larger healthcare delivery organizations. We believe this trend has increased the market’s need for integrated medication management solutions on a single platform to help improve clinical and financial outcomes for both inpatient and outpatient settings. Our portfolio of hardware, which we may refer to as connected devices; digital workflows; analytics; and experts, combined with innovation, is designed with this objective in mind.
In addition, healthcare providers and facilities continue to be affected by significant economic and other pressures. Annual prescription drug expenditures in the United States were approximately $634 billion in 2022, according to the IQVIA National Sales Perspective database. Based on a 2020 report by the Health Care Cost Institute, the rise in prescription drug spending accounted for 49% of the total increase in annual spending per person from 2016 to 2020. In addition, the largest growth in spending for professional services—defined as payments to physicians and other clinical care team members for services provided in physician offices and hospitals—occurred among administered drugs, which accounted for the biggest share, at 76% of the total net cumulative increase in professional services spending from 2016 to 2020. Rising costs of labor, prescription drugs, and new medical technology all contribute to increased spending. Governmental pressures surrounding healthcare reform and compliance have led to increased scrutiny of the cost and efficiency with which healthcare providers deliver their services. These factors, combined with continuing consolidation in the healthcare industry, have increased the need for the efficient delivery of healthcare in order to control costs and elevated the strategic importance of medication management and pharmacy automation across the continuum of care.

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
Regulation and industry guidelines, such as those issued by the U.S. Food and Drug Administration (“FDA”), the U.S. Drug Enforcement Administration (“DEA”), The Joint Commission (an organization that accredits U.S. health care organizations and programs), the U.S. Pharmacopeial Convention, the Institute for Safe Medication Practices, and state boards of pharmacy in the areas of medication management—including storage, security, and labeling—have created an environment of increased patient safety, awareness, and regulatory control. Against this backdrop, healthcare organizations, desiring to improve quality and avoid liability, are driven to prioritize investments in capital equipment, including pharmacy automation, which is a standard of care, to improve patient safety. While the overall storage and security of medications in hospitals have improved, there has been an increased focus on controlled substance management in recent years, particularly in light of the opioid crisis in the United States. According to a research report published by the Butler Center for Research in 2015, studies in the United States have shown that 10% to 15% of healthcare professionals misuse substances during their lifetime, with significantly higher levels of opioid abuse in particular. Joint Commission surveyors are seeking more documentation from hospitals demonstrating that their medication policies and procedures are adequate to prevent illicit use of controlled substances.
Medication non-adherence is widely recognized as a common and costly problem. Poor adherence results in increased hospital readmissions, deteriorated treatment outcomes, and avoidable healthcare costs. The estimated annual cost of prescription-drug related morbidity and mortality resulting from non-optimized medication therapy, including medication non-adherence, was $528 billion in 2016, according to a study published in the Annals of Pharmacotherapy in 2018. In addition, a 2017 study published in the Journal of the American Pharmacists Association found that medication issues are responsible for 26% of hospital readmissions. With approximately 74 million Americans taking five or more medications routinely (based on statistics published by the Center for Health Care Strategies and the U.S. Census Bureau in 2019), we believe pharmacists need ways to support the arduous task of maintaining patient compliance. Medication adherence can be improved through attitudinal and behavioral changes, which pharmacists can encourage and help facilitate by providing interventional support, including adherence tools such as blister cards, reminders, prescription synchronization, and patient engagement tools. We believe our EnlivenHealth portfolio has the potential to reduce admissions and emergency department visits and improve patient health by increasing medication adherence.
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
Healthcare workforce labor constraints have come at a time when admissions continue to fluctuate dramatically. In addition, even apart from the impact of the COVID-19 pandemic, patient volume is projected to rebound and exceed pre-pandemic levels. A 2021 McKinsey & Co. survey of the leaders of 100 large private-sector hospitals in the United States—which was conducted several months prior to the emergence of the COVID-19 Omicron variant—concluded that on average hospitals’ inpatient admissions have returned to 2019 levels. Furthermore, according to McKinsey, in 2024 health systems are expected to look to technology to gain end-to-end process improvement to drive value for patients and for their business, selectively employing technologies to promote efficiency and patient experience.
Omnicell’s medication management infrastructure—incorporating technologies such as robotics, smart devices, intelligent software, and expert services—is designed to automate many labor-intensive medication management tasks. We believe this will help healthcare providers optimize the use of existing pharmacy staff, which is expected to free up clinicians’ time for higher-value, patient-engaging activities, such as medication therapy management, immunizations, point-of-care testing, and disease state management.

Government Regulation
Our global operations may be affected by complex state, federal, and international laws and regulations. These laws and regulations relate to healthcare (including medical devices and pharmaceuticals), privacy, data protection and information security, compliance, import and export, trade, healthcare fraud, waste and abuse (including anti-kickback and false claims laws), environmental standards, anti-corruption, anti-bribery, labor and employment, as well as other areas of focus.
We receive, store, and process personal information and other data from our customers, employees, and service providers. Our customers also use our products or services to obtain and store personal information, including personal health information, from their patients and customers. As a result, we or our customers are subject to various laws and regulations related to privacy, data protection, and information security. In the United States, these include federal health information privacy and security laws (such as the Health Information Portability and Accountability Act of 1996), various state and federal security breach notification laws, consumer protection laws, and state laws addressing privacy and security. Internationally, various foreign jurisdictions in which we operate, including the European Union (the “EU”), have established, or are developing, their own data privacy and security legal frameworks with which we or our customers are subject to including, for example, the UK and the EU’s General Data Protection Regulation (together, the “GDPR”). The GDPR imposes accountability and transparency requirements, data protection requirements, reporting obligations, and transfer restrictions.
Additionally, data and digital services regulation continues to expand, particularly with respect to the artificial intelligence (“AI”) and automated decision making, which may further impact our or our customer’s business and regulatory compliance strategies. For example, AI regulation or regulatory guidance continues to emerge in response to President Biden’s Executive Order on Safe, Secure, and Trustworthy Artificial Intelligence issued on October 30, 2023. In the EU, a number of new laws related to digital data and AI have recently entered into force or have been proposed. For example, on December 8, 2023, EU legislators reached agreement on the AI Act, which imposes regulatory requirements onto AI system providers, importers, distributors, and users of AI systems, in accordance with the level of risk involved with the AI system. The UK has not adopted formal legislation to regulate AI but has adopted guidelines in the form of a White Paper.
The manufacture and sale of most of our current medication management solutions are not directly regulated by the FDA or the DEA. However, the pharmacy, dispensing, and compounding activities of other persons (our customers) that use our current medication management solutions may be subject to regulation by those agencies and by state boards of pharmacy. With respect to our products and solutions, we manufacture and develop specifications for products classified as Class I and Class II medical devices, which are subject to FDA regulation and require compliance with the FDA Quality System Regulation as well as medical device reporting. We also offer a sterile disposable product that required FDA 510(k) review and clearance prior to marketing and distribution. Products designated as medical devices are also subject to various other regulatory requirements, including as applicable, premarket clearance or approval, establishment registration and device listing, complaint handling, notification and repair, replace, refund, mandatory recalls, unique device identifier requirements, reports of removals and corrections, cybersecurity requirements, and post-marketing surveillance.
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
Similarly, certain provisions of the Federal Food, Drug, and Cosmetic Act (“FDCA”) govern the approval, manufacture, handling, distribution, and tracking and tracing of pharmaceuticals. The FDCA also regulates which medications may be compounded, and how certain compounded medications may be manufactured, distributed, and dispensed. Companies engaged in distributing or dispensing compounded pharmaceuticals may be subject to a number of requirements enforced by the FDA or other regulators. These requirements may include compliance with United States Pharmacopoeia (“USP”) or National Formulary standards, certificates of analysis, facility registration, and compliance with current good manufacturing practice (“cGMP”). Furthermore, our customers may also be subject to other laws, rules, or regulations that apply to dispensers and licensing and other requirements under laws governing, and regulations promulgated by, state boards of pharmacy, including those, as applicable, that apply to compounding facilities.
In the United States, even though we do not bill Medicare, Medicaid, or other government or commercial third-party payers, our relationships with pharmacies, healthcare providers, physicians, pharmaceutical manufacturers, and third-party payers can subject us or our customers to healthcare fraud and abuse regulation and enforcement by both the federal government and the states in which we conduct our business. The healthcare fraud and abuse laws and regulations that may impact our or our customers’ operations include but are not limited to:
•The federal Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering, or paying any remuneration (including any kickback or bribe), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order, arranging for, or recommending the purchase, lease, or order of any item or service for which payment may be made, in whole or in part, under federal healthcare programs like Medicare or Medicaid. A person or entity can be found guilty of violating the statute without actual knowledge of the statute or specific intent to violate it. A conviction for violation of the federal Anti-Kickback Statute can result in criminal fines and/or imprisonment and requires mandatory exclusion from participation in federal healthcare programs. Exclusion from the federal healthcare programs may also be imposed if the government determines that an entity has committed acts that are prohibited by the federal Anti-Kickback Statute. Although there are a number of statutory exceptions and regulatory safe harbors to the federal Anti-Kickback Statute protecting certain common business arrangements and activities from prosecution or regulatory sanctions, the exceptions and safe harbors are drawn narrowly, and practices that involve remuneration to those who prescribe, purchase, or recommend pharmaceutical and biological products, may be subject to scrutiny if they do not fit squarely within an exception or safe harbor. Our or our customers’ practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability.
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
•The 340B Program, which requires pharmaceutical manufacturers participating in Medicaid to sell covered outpatient drugs at discounted prices to specified health care organizations (called 340B covered entities), including, but not limited to: sole community hospitals, critical access hospitals, rural referral centers, and certain disproportionate share hospitals serving low-income and indigent patients. These 340B covered entities are responsible for certain statutory obligations, such as a prohibition on duplicate discounts and on diversion, and are required to have certain policies and records regarding their compliance with the 340B Program. 340B covered entities may be audited with respect to their 340B Program compliance.
•The federal Stark Law (“Stark Law”), also known as the physician self-referral law, which prohibits a physician from referring Medicare patients to an entity (including pharmacies) for the furnishing of “designated health services,” if the physician or a member of the physician’s immediate family has a direct or indirect “financial relationship” with the entity, unless a specific exception applies. The law further prohibits the entity from billing for any services that arise out of such prohibited referrals. Certain of these provisions are applicable to the referral of Medicaid patients as well. Designated health services include outpatient prescription drug services. The prohibition applies regardless of the rationale for the financial relationship and the reason for ordering the service. Therefore, intent to commit an illegal act is not required in order for the government to prove that a physician has violated the Stark Law. Additionally, some states have enacted statutes and regulations similar to the Stark Law, but which may be applicable to the referral of patients regardless of their payer source and which may apply to different types of services. These state laws may contain statutory and regulatory exceptions that are different from those of the federal law and that may vary from state to state.
•The federal payment transparency tracking and reporting requirements known as the Physician Payments Sunshine Act, implemented as the Open Payments Program, which requires certain manufacturers of drugs, devices, biologics and medical supplies, among others, to report annually to CMS information related to payments and other transfers of value made by that entity to U.S.-licensed physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists, certified nurse midwives, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.
Furthermore, our operations are impacted by trade regulations in many countries that govern the import of raw materials and finished products, and we are also subject to laws and regulations that seek to prevent corruption and bribery in the marketplace (including the U.S. Foreign Corrupt Practices Act and the United Kingdom Bribery Act) as well as laws and regulations pertaining to healthcare fraud, waste, and abuse, including, as applicable, state and federal anti-kickback and false claims laws in the United States.
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
Compliance with the laws and regulations applicable to our global operations is costly and requires sufficient resources to actively maintain various governance, risk, and compliance systems in several areas to enable us to keep abreast of the constantly evolving legal and regulatory landscape both in the United States and abroad. These areas include, without limitation, FDCA and FDA, Controlled Substances Act and DEA regulations, state board of pharmacy regulations, and laws and regulations regarding quality, privacy, information governance and security, and environmental, health and safety. We expect that there will continue to be U.S. federal and state laws and regulations and international laws and regulations that are adopted that could impact our operations and business. Any failure to comply with these laws and regulations could result in a range of fines, penalties, damages, individual imprisonment, exclusion from government funded healthcare programs, such as Medicare and Medicaid, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, and/or other sanctions.
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
Sales and Distribution
We sell our products and services primarily in the United States. Approximately 88% of our revenue was generated in this market for the year ended December 31, 2023. Our sales force is organized by geographic region in the United States and Canada, with account management executives dedicated to our customers in the top 300 U.S. health systems and health system executives focused on generating new business. Our sales in the United States and Canada are primarily made direct to end-user customers with the exception of some distribution of medication adherence consumables in parts of Canada. Outside of the

United States and Canada, we have direct sales employees in the United Kingdom, France, Germany, the United Arab Emirates, Belgium, and Australia. For other geographies, we generally sell through distributors and resellers. Our foreign operations are discussed in Note 3, Revenues, and Note 7, Property and Equipment, of the Notes to Consolidated Financial Statements and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K. Our combined direct, corporate sales support, and international distribution sales teams consisted of approximately 450 staff members as of December 31, 2023. Nearly all of our direct sales team members have hospital capital equipment, services, or clinical systems experience.
The sales cycle for our automation systems, from the initial sales meeting to completion of installation, can take in excess of 12 to 24 months. This is due in part to the cost of our systems and the number of people within each healthcare facility involved in the purchasing decision and installation process. To initiate the selling process, the sales representative generally contacts the chief financial officer, chief pharmacy officer, chief information officer, chief nursing officer, director of pharmacy, director of nursing, director of information technology, director of materials management, or other decision makers, and actively engages with each group within the healthcare facility about the economic, safety, efficiency, and compliance benefits of our solutions relative to competing methods of managing medications or medical and surgical supplies.
We contract with Group Purchasing Organizations (“GPOs”), each of which functions as a purchasing agent on behalf of member hospitals and other healthcare providers. Pursuant to the terms of GPO agreements, each member contracts directly with us and can purchase our product at pre-negotiated contract terms and pricing. These GPO contracts are typically for multiple years with options to renew or extend for up to two years and some of which can be terminated by either party at any time. Our current most significant GPO contracts include Vizient, Inc., Premier Inc., and HealthTrust Purchasing Group. We also have a Federal Supply Schedule contract with the Department of Veterans Affairs (the “GSA Contract”), allowing the Department of Veterans Affairs, the Department of Defense, and other federal government customers to purchase our products. Some of our contracts with these organizations are terminable at the convenience of either party. The accounts receivable balances are with individual members of the GPOs and federal agencies that purchase under the GSA Contract, and therefore no significant concentration of credit risk exists. During our fiscal year ended December 31, 2023, sales to members of the ten largest GPOs and federal agencies that purchase under the GSA Contract accounted for approximately 64% of our total consolidated revenues.
We offer multi-year, non-cancelable lease payment terms to assist healthcare organizations in purchasing our systems by reducing their cash flow requirements in a lease structure. We sell a portion of our multi-year lease receivables to third-party leasing finance companies.
Our clinical and technical consulting team supports our sales force by working with our customers to identify potential solutions intended to help them achieve their desired outcomes. Our Professional Services team assists customers with the technology installations of our solutions, including configuring our systems to address the specific needs of each individual customer. After the solutions are implemented, our Customer Success team provides remote and onsite experts who help our customers fully adopt and optimize utilization of our solutions in an effort to achieve their desired clinical and business outcomes.
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
Our manufacturing organization procures components and schedules production based on the backlog of customer orders. Installation of equipment and software typically occurs anywhere between three weeks to 12 months after the initial order is received. Larger or more complex implementations such as software-enabled connected devices for Central Pharmacy, including, but not limited to, our Central Pharmacy Dispensing Service and IV Compounding Service, are often installed between 12 and 24 months after the initial order is received. We utilize our backlog to manage our installation, procurement, and production activities to help improve inventory turns, reduce inventory scrap, and manage shipping costs. Shipment of consumables typically occurs between one and four weeks after an order is received.
Competition
The markets in which we operate are intensely competitive. We compete directly with a number of companies in the medication management automation solutions market, as well as the medication adherence solutions market, on the basis of many factors, including price, quality, customer outcome, return on investment, cost of operation, innovation, product features and capabilities, installation and service, reputation and brand recognition, size of installed base, range of services and solutions, distribution, and promotion. We expect continued and increased competition from current and future competitors in the markets in which we operate, and are affected by evolving and new technologies, changes in industry standards (including standards of care), and dynamic customer requirements.
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
We believe our industry-leading medication management infrastructure products and services compare favorably with the offerings of our competitors, particularly with respect to the medication management outcomes that we have helped enable our customers to achieve across the continuum of care, from inpatient to outpatient, in each setting of care where medications are managed. We believe we have a strongly differentiated outcome-centric approach to medication management that combines robotics, smart devices, software, and expert services.
Intellectual Property and Proprietary Technology
We rely on a combination of patents, trademarks, copyright and trade secret laws, confidentiality procedures, contractual restrictions, and licensing arrangements to protect our intellectual property rights.
We pursue patent protection in the United States and foreign jurisdictions for technology that we believe to be proprietary and that may offer a potential competitive advantage for our products. Our issued patents expire on various dates between 2024 and 2041. We intend to seek and obtain additional United States and foreign patents on our technology.
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
Research and Development
Our research and development efforts generally begin with customer collaboration. The insight that we gain through this collaboration helps us to develop solutions to address the unmet needs and challenges faced by our customers. We continue to make significant investments in enhancing the value of our XT Series automated dispensing systems through both hardware and software upgrades. We are also making significant investments in helping our customers in the realization of the industry vision of the Autonomous Pharmacy, in particular, on our cloud-based platform and in the migration of our customers from an on-premise infrastructure to our cloud-based platform. We are also investing in the further development of technology-enabled software and services including further enhancements to our Advanced Services offerings, as well as continuing to build software that is designed to enable scaling of our current service offerings. In addition, our robotic automation capabilities continue to evolve, while we work to further enhance new-to-market solutions, as well as new solutions currently in development. We have also begun work on longer-term solutions that we believe will benefit our cloud platform offerings. The results of our research and development efforts will further drive the advancement of our cloud-based offerings and accelerate the realization of the industry vision of the Autonomous Pharmacy.
Business under Government Contracts
A number of our U.S. government-owned or government-run hospital customers have signed five-year leases, with payment terms that are subject to one-year government budget funding cycles. Failure of any of our U.S. government customers to receive their annual funding could impair our ability to sell to these customers, or to collect payments on our existing unsold leases. Effective September 2021, the U.S. government mandated changes in its Federal Supply Schedule contract that resulted in our determination not to enter into future leases with U.S. government customers. Our existing leases with U.S. government customers are unaffected by this change. As such, our volume of U.S. government customer leases has declined over time and will likely cease in the future. In addition, under the terms of the Federal Supply Schedule contract, certain of our U.S. government customer contracts are terminable at the convenience of the applicable U.S. government customer. If any of our government-owned or government-run hospital customers decide to terminate their agreements early for any reason, we would not derive the expected financial benefits from any such customer. For additional information regarding these leases, see the risk factor captioned “Our U.S. government lease agreements are subject to annual budget funding cycles and mandated changes, which may affect our ability to recognize revenues and sell receivables based on such leases,” under Item 1A “Risk Factors”.
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
As part of our Advanced Services offering, we provide equipment and software at the inception of the contract period, which is accounted for as a multi-year sales-type lease. These agreements are generally multi-year and non-cancellable. We typically retain these lease receivables for such Advanced Services in-house and service them for the duration of the associated service term.
For additional information regarding these financing activities, refer to Note 1, Organization and Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.
Backlog
Backlog is the dollar amount of bookings that have not yet been recognized as revenue. Bookings for those Advanced Services contracts without a minimum commitment are not included in backlog. In addition, dependent upon counterparty or credit risk, which is evaluated at the time of contract signing, for a given multi-year subscription contract we may reduce the portion of the contractual commitment booked at a given time, and these excluded amounts are not included in backlog. A majority of our connected devices and software license products are installable and recognized as revenues within twelve months of booking. Larger or more complex implementations such as software-enabled connected devices for Central Pharmacy, including, but not limited to, our Central Pharmacy Dispensing Service and IV Compounding Service, are often installed and recognized as revenue between 12 and 24 months after booking. Service revenues from Advanced Services are recorded over the contractual term. Due to industry practice that allows customers to change order configurations with limited advance notice prior to shipment and as customer installation schedules may change, backlog as of any particular date may not necessarily indicate the timing of future revenue. However, we do believe that backlog is an indication of a customer’s willingness to install our solutions and revenue we expect to generate over time. We consider backlog that is expected to be converted to revenues in more than twelve months to be long-term backlog. We believe a majority of long-term product backlog will be convertible into revenues in 12-24 months. Long-term Advanced Services backlog typically represents multi-year subscription agreements (usually with contractual terms of 2-7 years, some of which have not yet been implemented) that will be converted to revenue over the contractual term.

The chart below further summarizes our backlog:

	December 31,
	2023	2022

	(In thousands)
Total backlog	$1,142,686	$1,215,462
By type:
Product backlog	$610,832	$796,967
Advanced Services backlog (1)	531,854	418,495
By duration and type:
Short-term product backlog	$377,936	$503,303
Long-term product backlog	232,896	293,664
Short-term Advanced Services backlog (1)	$72,455	$49,567
Long-term Advanced Services backlog (1)	459,399	368,928
_________________________________________________
(1)     Includes only the value of Advanced Services non-cancelable contracts with minimum commitments.
Environmental, Social, and Governance (“ESG”) Initiatives
We view Omnicell as a purpose-driven company with a social mission: Our goal of fundamentally transforming the pharmacy care delivery model is designed to dramatically improve health outcomes and lower healthcare costs for everyone. Our teams are motivated by knowing that our work to improve medication management across the continuum of care has a tangible, real-world impact on healthcare workers, patients, and communities.
We recognize that we are accountable not only to our customers and stockholders, but also to the global community. In April 2023, we published our 2022 ESG Report, which highlights our approach to being responsible corporate citizens and describes and updates our contributions and work towards achieving a more sustainable future. We define corporate responsibility through four strategic pillars – Environmental, Social, Governance, and Innovation. We adhere to internationally-recognized Organisation for Economic Co-operation and Development guidance for the responsible sourcing of raw materials and continually work to enhance the sustainability attributes of our products and improve the sustainability of our designs. In addition, we seek to ensure access to high-quality, equitable, and integrated care for all patients worldwide. Furthermore, we are focused on elevating our diversity, equity, inclusion, and belonging initiatives at the Company, and creating a culture of inclusivity, engagement, and well-being for our employees.
There continues to be evolving and increasing expectations from regulators, customers, investors, and employees with respect to reducing and limiting greenhouse gas emissions, without a consistent framework in which to operate globally. The enhanced stakeholder focus on matters relating to ESG activities requires deliberate, conscientious efforts to effect change while the reporting frameworks are still being finalized, both in the United States and abroad. We are carefully studying ways we can contribute to realize a 1.5° Celsius future by 2030, reduce waste in our product design and manufacturing processes and develop product end-of-life solutions, as well as enhance our social and governance initiatives, taking cues from our internal and external stakeholders, internal assessments, and direction from the Corporate Governance Committee of Omnicell’s Board of Directors. As an organization, we have adopted a risk-management approach using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) framework to assess and reduce the impact of climate change on our business strategy and operations. We continually seek to innovate and improve our business practices as we strive to build “A Better Way.”
More information on our ESG initiatives and a copy of our 2022 ESG Report are available on our corporate website, www.omnicell.com, under the “About Us―Corporate Responsibility” tab. We are not including the information contained on, or that can be accessed through, this website as part of, or incorporating it by reference into, this Annual Report on Form 10-K.
Human Capital Management
As of December 31, 2023, we had approximately 3,650 employees worldwide (with approximately 3,040 located in either the United States or Canada), excluding individuals who are classified as temporary or contractors, which is a decrease of approximately 580 employees since December 31, 2022. The decrease in employee headcount reflects the impact of restructuring initiatives the Company announced in November 2022 and November 2023.

We currently conduct our employee engagement survey (the “Employee Engagement Survey”) twice annually, and starting in 2024, we will move to conducting the Employee Engagement Survey once annually. We most recently completed the Employee Engagement Survey via the Glint platform in September 2023 and achieved an overall employee satisfaction score of 68, which is below the benchmark average score of similarly-sized global companies identified by Glint that use the Glint platform. While our score is below the benchmark, we believe that through our continued investment in talent, processes and acting on employee feedback we were able to increase our employee satisfaction score by three points from the score we achieved at the beginning of 2023. We believe this intra-year increase reflects improved employee relations and that Omnicell is generally viewed by our employees as a good place to work.
Compensation and Benefits
•We embrace a strong pay-for-performance total rewards philosophy that we believe is competitive, performance-based, and cost-effective. We offer market-competitive pay and a comprehensive benefits package.
•Our quarterly bonus program is designed to incentivize our employees to focus on work that will further our strategic priorities.
•We offer reward and recognition programs that embed our guiding principles into our culture and everything we do, allowing for peer-to-peer recognition and motivating our employees to continually work to advance our promise, our purpose, and our guiding principles.
•Our quarterly performance review process is designed to enable our talent to reach their optimum levels of contribution to Omnicell’s business strategies, facilitates regular employee feedback, and supports our pay-for-performance philosophy.
Health and Wellness
•We offer a comprehensive wellness program designed to promote a healthy lifestyle, including on-site gym facilities, on-site bio-metric screening, and health coaching. In addition to making physical health a priority, we offer mental health counseling and resources, financial coaching, and Teladoc Health services (i.e., telephone health services).
Employee Development
•Our Organizational Development function plays a strategic role in helping us develop and retain talent through an array of developmental experiences for employees to enable them to reach their highest level of performance and potential at Omnicell. We strive to develop career growth opportunities while delivering consistent learning and development experiences across all roles, functions, and locations. Our engagement survey scores in employee growth opportunities and career path, both landing above industry benchmarks, as measured by the Employee Engagement Survey platform, reflect our commitment to employee development.
•We invest in our employees’ learning through robust training programs via Omnicell University and leadership development curriculums, including our Guiding Principles in Action training series, Change Leadership Enablement series, New Manager Lead Program, and coaching engagements. All employees also have access to LinkedIn Learning for their “on-demand” learning needs. In 2023 we created self-paced learning journeys with an emphasis on key capabilities needed for Omnicell’s future success.
•Our approach to talent development is designed to enable our organizational transformation by aligning how we lead across all levels. Most recently, we launched The Lead Program, prioritizing early managers and new managers in our revenue-generating organizations with the intention to scale across multiple leader levels in 2024.
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
•In order to further develop our leaders, we launched a consistent 360 feedback methodology for all people leaders in the organization and complemented it with development planning cohorts who complete individual development planning activities with peer coaching support.

•In 2023, we automated Talent Management activities by implementing Oracle, a cloud-based human resources management software program, which includes Talent Profiles to capture employees’ internal mobility interests and facilitates internal job searches.
Recruiting and Retention
•We are expanding the role of our talent acquisition team into the role of talent advisor. This transformation goes beyond traditional recruitment, as we integrate ourselves deeply within the business framework. By partnering closely with different departments, we gain an in-depth understanding of their unique challenges and goals. This collaboration enhances our ability to not only align our talent acquisition strategies with Omnicell’s overarching business objectives, but also to proactively address future talent needs. Leveraging digital recruiting platforms, social media engagement, and university partnerships, we’re not just expanding our employer brand but also ensuring a talent pipeline that is both diverse and attuned to the evolving dynamics of our industry. Our commitment is to deliver strategic counsel and insights that support business leaders in making informed decisions about workforce planning and development, ultimately driving organizational growth and innovation through the power of talent.
•We implemented a new applicant tracking module to enhance recruiting efforts and better leverage the existing capital system investment. This enhancement is intended to enable faster and better decisions, save time for value-added work, improve ease of job posting, and more efficiently manage the talent acquisition experience.
Diversity, Equity, Inclusion, and Belonging (“DEIB”)
•At Omnicell, our ongoing commitment is to foster a positive, supportive, inclusive, and diverse work environment. This involves valuing each individual for their differences and recognizing the entirety of the person beyond just their work identity.
•In 2022, we developed a long-term DEIB data strategy as an integral component of our three-year plan. In 2023, we took a significant step forward by launching an internal self-identification campaign, with broadened gender options to elevate inclusivity within our organization. By anchoring our DEIB strategy in data, we anticipate gaining insights into areas for enhancement and achieving a more precise measurement of the effectiveness of our human resources processes and diversity programs.
•Our external-facing aspirational long-term DEIB strategy includes supporting vendor/supplier diversity as well as strategies aimed at ensuring our products and services are inclusive and accessible. We also believe we have a role in advocating for health equity and fair and equal access to medication and medication management support.
•In 2023, we introduced four Employee Impact Groups (“EIGs”)—based on diverse employee characteristics—Black Inclusion B.R.A.I.N., The Proud Collective (LGBTQ+), BREATHE (Mental Health & Disability Inclusion), and Women in Technology (WIT). These groups empower our employees to advocate for marginalized communities and serve as thought leaders, contributing valuable insights to shape our DEIB vision and strategy. We believe that the EIG model generates sustained momentum and, coupled with our comprehensive DEIB strategy, reflects our unwavering commitment to employee diversity, equity, and inclusion. Our EIG Advisory Council comprises Executive Sponsors for each EIG, with program support from our people organization.
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

Information About Our Executive Officers
The following table sets forth certain information about our executive officers as of the date of this Annual Report on Form 10-K:

Name	Age	Position
Randall A. Lipps	66	President, Chief Executive Officer, and Chairman of the Board of Directors
Nchacha E. Etta	53	Executive Vice President and Chief Financial Officer
Corey J. Manley	46	Executive Vice President and Chief Legal and Administrative Officer
Randall A. Lipps was named Chief Executive Officer and President of Omnicell in October 2002. Mr. Lipps has served as Chairman of the Board and a Director of Omnicell since founding Omnicell in September 1992. Mr. Lipps received both a B.S. in economics and a B.B.A. from Southern Methodist University.
Nchacha E. Etta joined Omnicell in June 2023 as Executive Vice President and Chief Financial Officer. Prior to joining Omnicell, Mr. Etta served as Senior Vice President and Chief Financial Officer of Essilor of America, Inc., a subsidiary of EssilorLuxottica SA, a global leader in ophthalmic medical devices and products, from May 2019 to March 2022. From June 2015 to May 2019, Mr. Etta served as Worldwide Vice President and Chief Financial Officer of Johnson & Johnson Vision, an operating company of Johnson & Johnson, a global healthcare company. From February 2006 to June 2015, Mr. Etta held senior finance roles at The Coca-Cola Company, a total beverage company. Prior to The Coca-Cola Company, Mr. Etta served in financial roles of increasing responsibility at Microsoft Corporation, Eli Lilly & Company, and the Carlyle Group. He started his career with Orano Cycle (previously Cogema) in Bethesda, MD. Mr. Etta received a B.S. in accounting from George Mason University and an MBA in finance from Howard University.
Corey J. Manley joined Omnicell in April 2021 as Vice President and General Counsel. In May 2022, Mr. Manley was named Senior Vice President and Chief Legal Officer. Subsequently, in June 2023, Mr. Manley was named Executive Vice President and Chief Legal and Administrative Officer. Prior to joining Omnicell, he was Chief Legal Officer, Corporate Secretary, and Chief Compliance Officer with BFS Capital, Inc., a global fintech company, from April 2018 to April 2021. From August 2014 until April 2018, Mr. Manley was a partner in the law firm of Duane Morris LLP and prior to that he was a partner in the law firm of Kirkland & Ellis LLP from November 2009 until August 2014. Mr. Manley holds a J.D. from the University of Notre Dame Law School and a B.S. in mechanical engineering from Purdue University.
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
•Strategic Risks. Our investments in new business strategies or initiatives, including our transition to selling more products and services on a subscription basis, are inherently risky and may not be successful or we may be unable to maintain our Advanced Services customers. In addition, we may be unable to realize the potential benefits of our expense containment measures or our acquired businesses, including RxInnovation Inc., operating as FDS Amplicare® (“FDS Amplicare”), ReCept Holdings, Inc., (“ReCept”), which was subsequently renamed Omnicell Specialty Pharmacy Services, Inc. (“Omnicell Specialty Pharmacy Services”), MarkeTouch Media, LLC (“MarkeTouch Media”), and Hub and Spoke Innovations, and risks related to investments in new business strategies and initiatives could disrupt ongoing business and present risks not originally contemplated.
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
•Debt Risks. We have substantial debt, which could impair our financial flexibility and access to capital, and are subject to covenants in our Second A&R Credit Agreement (as defined below) that restrict our business and operations.
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
•International Operations Risks. Our operations in foreign countries expose us to additional risks, including distribution, management, and systems integration issues, reduced intellectual property protections, adverse changes in international laws, fluctuations in currency exchange rates, political unrest, foreign conflicts, and pandemics or other major public health crises.
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
Customer demand for our products is significantly linked to the strength of the economy. From time to time, the U.S. and global economy has experienced cyclical downturns impacting economic activity, the results of which include decreased demand for goods and services, reduced government spending, rising inflation, increasing interest rates, liquidity or credit constraints, declines in corporate profitability, credit, equity, or foreign exchange market volatility, increased bankruptcies, and general economic uncertainty. If decreases in demand for capital equipment caused by weak or uncertain economic conditions and decreased corporate and government spending, any effects of fiscal budget balancing at the federal level or proposed legislative changes, or generally reduced expenditures for capital solutions occur, we will experience decreased revenues and lower revenue growth rates, and our business, operating results, cash flow, or financial condition could be materially and adversely affected. In addition, within the current macroeconomic environment, we have seen some customers defer or delay implementation of capital equipment projects, including due to customer labor shortages and increased healthcare worker turnover, along with longer timeframes both for capital equipment purchasing decisions and for entering into agreements for our products or solutions due to customer capital budget constraints or customers seeking to stagger or elongate the timeframes between the adoption of new or updated technologies, which has resulted in moderated demand, and may lead to decreased revenues and could result in our business, operating results, cash flow, or financial condition being materially and adversely affected. Furthermore, the foregoing factors may also impact the willingness or ability of our customers to pay their existing obligations or honor their contractual commitments, which could result in decreased revenue and negatively impact our business, operating results, cash flow, or financial condition.
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
In November 2022 and November 2023, we announced restructuring initiatives through which we expect to achieve certain efficiencies. As part of these initiatives, the Company has reduced its workforce across many of its functions and is in the process of reducing its real estate footprint. The estimates of the charges and costs that the Company expects to incur and the potential benefits that the Company expects to achieve in connection with the foregoing, and the timing thereof, are subject to a number of assumptions and actual results may differ materially. In addition, the Company may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur as a result of or in connection with the implementation of these initiatives. There can be no assurance that these initiatives will achieve the expected benefits to our business as intended. The execution and implementation of these initiatives involve risk, including that significant amounts of management’s time and resources could be diverted from our core operations in order to complete such initiatives. In addition, these initiatives could fail to realize expected benefits or present unforeseen obstacles, lead to operating inefficiencies and negatively disrupt our corporate culture, which could lead to further employee attrition, any of which would have a material adverse effect on our business, operating results, cash flows and financial condition.
We may fail to develop new solutions or enhance existing solutions to react to changes in technology and customer requirements in a timely and cost-effective manner, or our new or enhanced solutions may not achieve market acceptance.
We must develop new products and services or enhance existing products to react to evolving technologies and industry standards and regulatory requirements, and meet changing demands of our customers. This process can be time-consuming, costly, and complex, and usually requires us to accurately anticipate technological innovations and market trends. Our ability to fund product development and enhancements partially depends on our ability to generate revenues from our existing products. If we inaccurately anticipate technological innovations or market trends or fail to generate sufficient revenue to develop new products, enhance existing products to meet customer needs or technological or regulatory change, or are unable to fund investment in, or achieve expected return on investment from, future product development, our ability to generate future revenues or revenue growth may be negatively impacted, which could have a material adverse effect on our business, operating results, cash flow, or financial condition.
New product and service developments or enhancements may be delayed, have technical problems (including software defects or errors), fail to meet customer or market specifications, regulatory requirements, or industry standards, which could result in increased or unexpected expenses related to further developments or modifications. In addition, they also may not be competitive with other products using new or alternative technologies that offer comparable performance and functionality, may not be accepted in new or existing markets, or may not achieve expected return on investment. Any of the foregoing could make our existing and future solutions obsolete and unmarketable, or result in loss of market share or a determination to exit a particular business or product line, damage our reputation or otherwise harm our business, operating results, cash flow, or financial condition.
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
A significant portion of domestic and international healthcare facilities still use traditional approaches to medication and/or supply management in some form that do not include fully automated methods of medication management. As a result, we must continuously educate existing and prospective customers about the potential advantages of our medication management solutions and medication packaging systems, which requires significant sales efforts and can cause longer sales cycles. Despite our significant efforts and extensive time commitments targeting sales to healthcare facilities, we cannot be assured that our efforts will result in sales to these customers.
In addition, our medication management solutions and our more complex automated packaging systems typically represent a sizable initial capital expenditure and potential time and labor commitment to implement for healthcare organizations. Changes in the budgets of these organizations and the timing of spending under these budgets, as well as customer labor shortages, can have a significant effect on the demand for our medication management solutions, medication packaging systems, and related services. Customer budgets are often supported by cash flows that can be negatively affected by declining investment income and influenced by limited resources, increased operational and financing costs, macroeconomic conditions, and conflicting spending priorities among different departments. Any decrease in expenditures or change in spending priorities by healthcare facilities or increased financing costs, including as a result of the impacts of public health crises such as the COVID-19 pandemic, could decrease demand for our medication management solutions, medication packaging systems, and related services, and reduce our revenues.
Also, the continuing gradual transition to a value-based care healthcare delivery model could shift more of the burden of financial risk onto healthcare provider organizations and could decrease utilization of healthcare per patient. Value-based care could also cause a shift in sites of care from traditional venues, such as hospitals and clinics, to the home, and could impact our revenues.
Delays in installations of our medication management solutions, including our central pharmacy automation solutions, could harm our competitive position, operating results, and financial condition.
The purchase of our medication management solutions, including our central pharmacy automation solutions, is often part of a customer’s larger initiative to re-engineer its pharmacy and distribution and materials management systems. The purchase of our systems often entails larger strategic purchases by customers that generally require more complex and stringent contractual requirements, involve a significant commitment of management attention and resources by prospective customers, and require the input and approval of many decision-makers. In addition, new product announcements can cause a delay in our customers’ decisions to purchase our products or convert pending orders for our older products to those of our newer products. For these and other reasons, the sales cycle associated with sales of our systems is often lengthy and subject to a number of delays over which we have little or no control. A delay in, or loss of, sales of these systems (including as a result of the impacts of public health crises such as the COVID-19 pandemic or due to customer labor shortages, increased healthcare worker turnover, or customer budgetary constraints) could have an adverse effect upon our business, operating results and could harm our business, cash flow, or financial condition.
In addition, and in part as a result of the complexities inherent in larger transactions, the time between the purchase and installation of our systems can generally range up to 24 months. Delays in installation can occur for reasons that are often outside of our control, such as customer labor shortages or increased healthcare worker turnover, as well as customers seeking to stagger or elongate the timeframes between the adoption of new or updated technologies. We have also experienced fluctuations in our customer and transaction size mix, which makes our ability to forecast our bookings more difficult. Because we recognize revenues for our medication management solutions and our more complex medication packaging systems only upon installation at a customer’s site, any delay in installation (including as a result of the impacts of public health crises such as the COVID-19 pandemic or due to customer labor shortages or healthcare worker turnover) will also cause a delay in the recognition of the revenues for those systems.

The transition to selling more Advanced Services, which include a software as a service or solution as a service subscription, presents a number of risks.
We currently offer Advanced Services, which often contain a combination of robotics, smart devices, intelligent software, and expert services. These offerings include, but are not limited to, Central Pharmacy Dispensing Service, IV Compounding Service, and Point of Care Service. We also offer our Inventory Optimization Service, certain patient engagement, clinical and financial products and services under EnlivenHealth, Specialty Pharmacy Services, and 340B solutions, as a subscription. As we continue to execute on the industry vision of the Autonomous Pharmacy and grow subscription and cloud-based offerings, we may offer additional products and services on a subscription basis. The transition to selling more products and services on a subscription basis presents a number of risks. The shift requires an investment of technical, financial, compliance, and sales resources, and we cannot guarantee that we will recoup the costs of such investments, or that these investments will improve our long-term growth and operating results. Although we work to anticipate the rate of transition, if adoption of subscription solutions takes place faster than anticipated, the shift to subscription revenues will change the timing of revenue recognition and we may experience a temporary reduction of revenues and revenue growth rate. In addition, our cash flows may be impacted by the timing of invoicing of our subscription solutions. If any of our subscription solutions do not substantially meet customer requirements, contracts may be modified, causing a decline in revenue. Customers may elect not to renew their subscriptions upon expiration, or they may attempt to renegotiate pricing or other contractual terms at or prior to renewal to terms that are less favorable to us. In addition, since revenues are generally recognized over the term of the subscription, any decrease in customer purchases of our subscription-based products and services will not be fully reflected in our operating results until future periods, which may result in inflated revenue growth rates that do not reflect such decreases initially. Similarly, any additional subscription sales would not be fully reflected in our operating results until future periods.
If errors occur during the provision of certain of our Advanced Services, or if we fail to maintain expected service levels, we may be liable to our customers or third parties which may result in a decline in our Advanced Services offerings revenue.
Certain of our Advanced Services offerings are highly complex and may be susceptible to errors, including human or technological error. We may be required to bear the cost of correcting any errors and the cost of such corrections may be significant, which could adversely affect our business, operating results, cash flow, or financial condition. In addition, our customers, or third parties such as our customers’ patients, may assert claims that they suffered damages due to our errors. These claims could result in litigation and substantial costs, including legal defense costs. Although we believe our aggregate insurance policy limits are sufficient to cover reasonably expected claims, there can be no assurance that any liability insurance we purchase will be adequate to cover claims asserted against us. We could also be subject to adverse publicity as a result of such claims, regardless of the merits or eventual outcome, which may negatively impact our ability to attract and retain customers. Furthermore, if we cannot maintain the expected level of service or if our customers fail to achieve agreed upon milestone improvements in financial or operating metrics, payments to us from such customers may be lower than anticipated.
We may not be able to retain our Advanced Services customers.
An increasing percentage of our revenue is derived from our subscription-based Advanced Services offerings. In connection with those offerings, our customers, generally, have no obligation to renew their subscriptions. If our Advanced Services customers decline to renew their subscriptions or decide to terminate their agreements early, we would not derive the expected financial benefits from that customer, which could have a material adverse effect on our business, operating results, cash flow, or financial condition.
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
A number of GPOs have negotiated standard contracts for our products on behalf of their member healthcare organizations. Members of these GPOs may purchase under the terms of these contracts, which obligate us to pay the GPO a fee. We also have a Federal Supply Schedule contract with the Department of Veterans Affairs, allowing the Department of Veterans Affairs, the Department of Defense, and other federal government customers to purchase our products. These contracts enable us to sell our products and services more readily to customers represented by these organizations. Some of our contracts with these organizations are terminable at the convenience of the applicable customer. The loss of any of these relationships could impact the breadth of our customer base and could impair our ability to meet our revenue or revenue growth rate targets or our ability to increase our revenues. The GPOs may increase the fees we pay or these organizations may not renew our contracts on similar terms, if at all, and they may choose to terminate our contracts before they expire, any of which could cause our revenues to decline.
If we are unable to meet the demands of, or maintain our relationships with, our institutional and retail pharmacy customers, our revenue from sales of medication packages, other consumables, or our Advanced Services may decline.
Approximately 7% of our revenues during the year ended December 31, 2023 were generated from the sale of consumable medication packages, most of which are produced in our St. Petersburg, Florida facility on a continuous basis and are shipped out to fulfill the demands of our institutional and retail pharmacy customers domestically and abroad. The demands placed on institutional and retail pharmacies by their customers represent real time requirements of those customers. Our customer agreements for the sale of consumable medication packages are typically short-term in nature and typically do not impose volume commitments on the customer. If we are unable to supply quality packaging to our customers in a timely manner, they may use alternative methods of distributing medications to their customers, including consumable medication packaging sold by our competitors, and our revenues will decline. Any disruption in the production capabilities of our St. Petersburg facilities, including as a result of extreme weather conditions or natural disasters, which may become more frequent as a result of climate change, will adversely affect our ability to ship our consumable medication packages globally and would reduce our revenues.
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
Similarly, our EnlivenHealth brand offers a portfolio of web-based, mobile, and telephonic patient engagement, medication management, financial management, clinical, analytics, and population health solutions to pharmacies, which is designed to support improvement in health outcomes related to medication use. The success of these offerings depends on the trust our customers place in us and our reputation and ability to provide high-quality service. If we are unable to maintain the satisfaction or meet the expectations of our customers, our reputation with current and potential customers could be harmed, which could have a material adverse effect on our business, operating results, cash flow, or financial condition. In addition, if we fail to maintain our relationships with existing customers or are unable to create new relationships with other pharmacies, this could have an adverse effect on our business, operating results, cash flow, or financial condition.
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
The competitive challenges we face in the markets in which we operate include, but are not limited to, the following:
•current or future competitors may offer or have the ability to offer a broader range of solutions than us, develop alternative solutions that provide a better customer outcome or lower cost of operation, develop new features or capabilities for their products, including artificial intelligence (“AI”), machine learning, and generative AI capabilities, which are part of an intensely competitive and rapidly evolving market, that could compete with our solutions, respond more quickly and efficiently to new or changing technologies, standards, or regulations, or devote greater resources to the development, promotion, and sale of their products than we do;

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
Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at the time of any such refinancing. We may not be able to engage in any of these activities or to do so on desirable terms, which could result in a default on our debt obligations. In addition, as more fully described below in the risk factor captioned “Covenants in our Second A&R Credit Agreement restrict our business and operations in many ways, and if we do not effectively manage our compliance with these covenants, our business, operating results, cash flow, or financial condition could be adversely affected,” our second amended and restated agreement with certain lenders, and Wells Fargo Bank, National Association, as administrative agent (the “Second A&R Credit Agreement”) includes customary restrictive covenants that impose operating and financial restrictions on us.
We are subject to laws, regulations, and other legal obligations related to privacy, data protection, and information security, and the costs of compliance with, and potential liability associated with, our actual or perceived failure to comply with such obligations could harm our business.
We receive, store, and process personal information and other data from and about customers, in addition to our employees and services providers. In addition, our customers use our solutions to obtain and store personal information, including health information. For example, our customers use our EnlivenHealth platform to guide and track patient notes, interventions, and appointments, which involves the collection of personal health information of patients. Our handling of data is subject to a variety of laws and regulations by federal, state, local, and foreign agencies, as well as contractual obligations and industry standards. Regulatory focus on data privacy and security concerns continues to increase globally, and laws and regulations concerning the collection, use, and disclosure of personal information are expanding and becoming more complex.

In the United States, these include federal health information privacy laws (such as the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), discussed below), security breach notification laws, and consumer protection laws, as well as state laws addressing privacy and data security (such as the California Consumer Privacy Act of 2018 (“CCPA”), as amended by the California Privacy Rights Act of 2020 (“CPRA”)).
While HIPAA does not create a private right of action, its standards have been used as the basis for civil suits and HIPAA is enforced by the U.S. Department of Health and Human Services (“HHS”) Office for Civil Rights (“OCR”), which can bring actions against entities for noncompliance, including for failures to implement security measures sufficient to reduce risks to electronic protected health information or to conduct an accurate and thorough risk analysis, among other violations. HIPAA enforcement actions may lead to monetary penalties and costly and burdensome corrective action plans. We are also required to report known breaches of protected health information consistent with applicable breach reporting requirements set forth in applicable laws and regulations. Additionally, on December 10, 2020, OCR issued proposed revisions to the Privacy Rule aimed at reducing regulatory burdens that may exist in discouraging coordination of care and patient access to their health information, among other changes. While a final rule has not yet been issued, if adopted, these proposed changes may require us to update our HIPAA policies and procedures to comply with the new requirements. Additionally, pursuant to legislation passed in 2021, OCR recently issued guidance on recognized security practices for covered entities and business associates. OCR indicated that recognized security practices will not be an aggravating factor in OCR investigations, but that implementation of recognized security practices strengthen an organization’s cybersecurity and regulatory posture, as well as possibly lessening enforcement penalties in a potential regulatory enforcement action. Moreover, compliance with state laws related to health privacy may result in additional compliance costs.
We may encounter vendors that engage in information blocking practices that may inhibit our ability to access the relevant data on behalf of patients or impose new or additional costs. Specifically, the information blocking rules were implemented as part of the 21st Century Cures Act, and are primarily designed to facilitate technology interoperability and enable the free flow of healthcare information for healthcare treatment, payment or operation purposes. HHS-OIG may impose penalties for information blocking that has occurred after September 1, 2023, and ONC and HHS proposed a rule on November 1, 2023 listing certain disincentives for actors that conduct information blocking. The impact on the information blocking rules to our business is currently unclear.
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
Additionally, data and digital services regulation continues to expand, particularly with respect to the artificial intelligence (“AI”) and automated decision making, which may further impact our business and regulatory compliance strategies. For example, AI regulation or regulatory guidance continues to emerge in response to President Biden’s Executive Order on Safe, Secure, and Trustworthy Artificial Intelligence issued on October 30, 2023.

Internationally, various jurisdictions outside of the United States in which we operate have established, or are currently developing, their own data privacy and security legal frameworks with which we or our customers must comply. In certain cases, these international laws and regulations are more restrictive than many regulations in the United States. For example, within the European Union (“EU”), the General Data Protection Regulation 2016/679 (“EU GDPR”) went into effect on May 25, 2018, and introduced strict requirements for the processing of personal information of individuals. The EU GDPR governs the collection, use, disclosure, transfer, and other processing of personal information (i.e., data which identifies an individual or from which an individual is identifiable). The UK has implemented the EU GDPR as the UK GDPR which sits alongside the UK Data Protection Act 2018 (the UK GDPR, together with the EU GDPR, the “GDPR”). The GDPR has direct effect where an entity is established in the European Economic Area (“EEA”) or the UK (as applicable) and has extraterritorial effect, including where an organization outside of the EEA or the UK processes personal information in relation to the offering of goods or services to those individuals or the monitoring of their behavior.
The GDPR imposes stringent obligations on companies that fall within its scope, including inter alia: (i) accountability and transparency requirements, requiring controllers to demonstrate and record compliance with the GDPR and to provide more detailed information to data subjects regarding processing of their personal information; (ii) obligations to comply with data protection rights of data subjects including a right: (x) of access to, erasure of, or rectification of personal data; (y) to restriction of processing or to withdraw consent to processing; and (z) to object to processing or to ask for a copy of personal data to be provided to a third party; (iii) obligations to consider data protection as any new products or services are developed and designed (including e.g., to limit the amount of personal information processed); (iv) requirements to process personal information lawfully including specific requirements for obtaining valid consent where consent is the lawful basis for processing; (v) an obligation to report personal data breaches to: (x) the data supervisory authority without undue delay (and no later than 72 hours after discovering the personal data breach, where feasible), unless the personal data breach is unlikely to result in a risk to the data subjects’ rights and freedoms; and (y) affected data subjects, where the personal data breach is likely to result in a high risk to their rights and freedoms. The EU GDPR also provides that EU Member States may introduce further laws and regulations limiting the processing of genetic, biometric, or health data, which could limit our ability to collect, use, and share EU personal information, cause our compliance costs to increase, require us to change our practices, adversely impact our business, and harm our financial condition.
In addition, the EU GDPR prohibits the international transfer of personal information from the EEA to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws unless a data transfer mechanism has been put in place or a derogation under the EU GDPR can be relied upon. In July 2020, the Court of Justice of the EU (“CJEU”) in its Schrems II judgement limited how organizations could lawfully transfer personal data from the EEA to the US by invalidating the EU-US Privacy Shield for purposes of international transfers and imposing further restrictions on the use of standard contractual clauses (“EU SCCs”), including a requirement for companies to carry out a transfer privacy impact assessment (“TIAs”). A TIA, among other things, assesses laws governing access to personal data in the recipient country and considers whether supplementary measures that provide privacy protections additional to those provided under EU SCCs will need to be implemented to ensure an “essentially equivalent” level of data protection to that afforded in the EEA.
On October 7, 2022, US President Biden introduced an Executive Order to facilitate a new Trans-Atlantic Data Privacy Framework (“DPF”) and on 10 July 2023, the European Commission adopted its Final Implementing Decision granting the U.S. adequacy (“Adequacy Decision”) for EU-US transfers of personal data for entities self-certified to the DPF. Entities relying on EU SCCs for transfers to the U.S. are also able to rely on the analysis in the Adequacy Decision as support for their TIA regarding the equivalence of U.S. national security safeguards and redress. This may have implications for our cross-border data flows and has and may in the future result in increased compliance costs.
The UK GDPR also imposes similar restrictions on transfers of personal data from the UK to jurisdictions that the UK Government does not consider adequate, including the United States. The UK Government has published its own form of the EU SCCs, known as the International Data Transfer Agreement and an International Data Transfer Addendum to the new EU SCCs. The UK Information Commissioner’s Office has also published its version of the TIA and guidance on international transfers, although entities may choose to adopt either the EU or UK style TIA. Further, on September 21, 2023, the UK Secretary of State for Science, Innovation and Technology established a UK-U.S. data bridge (i.e., a UK adequacy decision) and adopted UK regulations to implement the UK-U.S. data bridge (“UK Adequacy Regulations”). The UK Adequacy Regulations have now been passed in the UK Parliament, and personal data may be transferred from the UK under the UK-U.S. data bridge through the UK extension to the DPF, from October 12, 2023, to organizations self-certified under the DPF.
The GDPR imposes fines for serious breaches of up to the higher of 4% of the organization’s annual worldwide turnover or €20m (under the EU GDPR) or £17.5m (under the UK GDPR). The GDPR identifies a list of points to consider when determining the level of fines for data supervisory authorities to impose (including the nature, gravity and duration of the infringement). Data subjects also have a right to compensation, as a result of an organization’s breach of the GDPR which has affected them, for financial or non-financial losses (e.g., distress).
In the EU a number of new laws related to digital data and AI have recently entered into force, or are expected to enter into force in the foreseeable future. We are still assessing the scope of application, impact, and risk of these recent EU laws on our business, and will continue to assess this moving forward, including for example: (i) the EU’s Data Act, which was adopted on November 27, 2023 and seeks to, among other things regulate the use of, and access to, data generated through connected (or Internet-of-Things) devices and introduces a new means for public sector bodies to access, use and re-use private sector data; and (ii) the proposed European Health Data Space Regulation which is expected to be agreed in Q3 2024 and seeks to, among other things, provide individuals with more control over their electronic health data (“EHD”), enable cross-border sharing of EHD between national EU healthcare systems and facilitate the sharing of EHD for secondary research purposes. In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards that may legally or contractually apply to us, and other regulatory protections may lose their applicability to our business as regulations and legal proceedings continue to evolve globally. We also expect that there will continue to be new proposed laws, regulations, and industry standards relating to privacy, data protection, and information security, including in the UK (see above), where we have business operations. We cannot predict the scope of any such future laws, regulations, and standards that may be applicable to us, or how courts, agencies, or data protection authorities might interpret current ones. It is possible that these laws and other obligations may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the functionality of our solutions.
Compliance with privacy, data protection, and information security laws, regulations, and other obligations is costly, and we may encounter difficulties, delays, or significant expenses in connection with our compliance, or because of our customers’ need to comply or our customers’ interpretation of their own legal requirements. For example, as previously disclosed in connection with the cybersecurity event we experienced on May 4, 2022, we provided breach notification to fewer than 350 individuals as required by applicable law. Additionally, we have in the past been subject to certain class action lawsuits asserting, among other allegations, claims of violation of the Illinois Biometric Information Privacy Act.
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
We rely on information technology (“IT”) systems to keep financial records and corporate records, communicate with staff and external parties, and operate other critical functions, including sales and manufacturing processes. As our business needs change, we may need to expand or update our IT systems. We also utilize third-party cloud services in connection with our operations, which also may need to be expanded or updated as our business needs change. Our IT systems and third-party cloud services are potentially vulnerable to disruption due to breakdown, malicious intrusion and computer viruses, public health crises such as the COVID-19 pandemic, other catastrophic events or environmental impact, as well as due to system upgrades and/or new system implementations. Our systems may also experience vulnerabilities from third-party or open source software code that may be incorporated into our own or our vendors’ systems. Any prolonged system disruption in our IT systems or third-party services could negatively impact the coordination of our sales, planning, and manufacturing activities, which could harm our business. In addition, in order to maximize our information technology efficiency, we have physically consolidated our primary corporate data and computer operations. This concentration, however, exposes us to a greater risk of disruption to our internal IT systems. Although we maintain offsite back-ups of our data, a disruption of operations at our facilities could materially disrupt our business if we are not capable of restoring function within an acceptable time frame.
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

We may also be subject to various cybersecurity laws in the EU and the UK, including the UK Network and Information Systems Regulation 2018 (“NIS Regulations”), and the EU Network and Information Systems Security 1 Directive (“NISD1”) as implemented into EU Member State law (and as updated by the EU Network and Information Systems Security 2 Directive (“NISD2”)) which apply to certain operators of “essential services” and digital service providers, such as cloud providers, and medical device manufacturers. In addition, the EU Critical Entities Resilience Directive entered into force on January 17, 2023 which applies to, among other things, “essential services” including manufacturers of medical devices, imposes stringent cybersecurity and resilience requirements in particular in relation to incidents significantly impacting the continuation of the critical infrastructure service offering in the EU.
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
We have in the past acquired businesses, and expect to continue to seek to acquire businesses, technologies, or products in the future. For example, we acquired FDS Amplicare in September 2021, Omnicell Specialty Pharmacy Services (formerly, ReCept) and MarkeTouch Media, each in December 2021, respectively, and Hub and Spoke Innovations in January 2022. We cannot provide assurance that any acquisition or future transaction we complete will result in long-term benefits to us or our stockholders, or that we will be able to effectively integrate or manage the acquired businesses, including FDS Amplicare, Omnicell Specialty Pharmacy Services, MarkeTouch Media, or Hub and Spoke Innovations.
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
In connection with the accounting for prior acquisitions, we recorded a significant amount of goodwill and other intangible assets. Under GAAP, we must assess, at least annually and potentially more frequently, whether the value of goodwill and other indefinite-lived intangible assets has been impaired. Intangible assets subject to amortization will be assessed for impairment in the event of an impairment indicator. As of December 31, 2023, we had recorded approximately $946.0 million net of accumulated amortization, in goodwill and intangible assets, in connection with past acquisitions. Any future reduction or impairment of the value of goodwill or other intangible assets will result in a charge against earnings, which could materially adversely affect our operating results and shareholders’ equity in future periods.

The healthcare industry is subject to legislative and regulatory changes, as well as financial constraints and consolidation, which could adversely affect the demand for our products and services.
The healthcare industry has faced, and will likely continue to face, significant financial constraints. U.S. government legislation and program rulemaking may cause customers to postpone purchases of our products due to reductions in federal healthcare program reimbursement rates and/or needed changes to their operations in order to meet the requirements of legislation or in anticipation of future rulemaking. For example, the Budget Control Act of 2011, among other things, resulted in reductions in payments to Medicare providers of 2% per fiscal year, which went into effect on April 1, 2013 and, following a temporary suspension during the COVID-19 pandemic that expired on July 1, 2022, will remain in effect through the first six months of the fiscal year 2023 sequestration order unless additional Congressional action is taken. Additionally, the American Taxpayer Relief Act of 2012, among other things, reduced Centers for Medicare & Medicaid Services (“CMS”) payments to several types of providers, including hospitals, and increased the statute of limitations period for the government to recover Medicare overpayments to providers from three to five years. Our automation solutions often involve a significant financial commitment from our customers and, as a result, our ability to grow our business is largely dependent on our customers’ capital and operating budgets. To the extent current or proposed legislation and program rules promote spending on other initiatives or healthcare providers’ spending declines or increases more slowly than we anticipate, demand for our products and services could decline.
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
We cannot predict the success of our business with respect to any such challenges or the effect that subsequent changes or new resulting legislation or regulations would have on our business or the healthcare industry in general. Furthermore, many existing healthcare laws and regulations, when enacted, did not anticipate the services we may provide. Any future actions or developments could adversely impact the healthcare industry, including with respect to the cost of prescription drugs, regulation of pharmacy services, the administration of the federal 340B Program, changes to pharmacy reimbursement rates, or could challenge or change the way we do business, which could have an adverse impact on our business.
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
The manufacture and sale of most of our current medication management solutions are not directly regulated by the FDA or the DEA, although such products and services are used by other persons (our customers) whose pharmacy, dispensing, and compounding activities may be subject to regulation by those agencies and by state boards of pharmacy. However, we manufacture and develop specifications for products classified as Class I and Class II medical devices, which are subject to FDA regulation and require compliance with the FDA Quality System Regulation as well as medical device reporting, including a sterile disposable product that required FDA 510(k) review and clearance prior to marketing and distribution. Medical devices are also subject to various other regulatory requirements, including as applicable, premarket clearance or approval, establishment registration and device listing, complaint handling, notification and repair, replace, refund, mandatory recalls, unique device identifier (“UDI”) requirements, reports of removals and corrections, cybersecurity requirements and post-marketing surveillance. Additional products and services may require us to observe HHS regulations for credentialing of providers (pharmacists) or be subject to DEA regulations concerning the management, storing, dispensing, and disposal of, and accounting for, controlled substances, and may be regulated in the future by the FDA, DEA, or other federal agencies due to future legislative and regulatory initiatives or reforms. In addition, certain provisions of the Federal Food, Drug and Cosmetic Act (“FDCA”) related to the handling, distribution and compounding of pharmaceuticals, govern all parts of the drug distribution chain, which our customers may be required to comply with and which may influence customer demand for our products. Direct regulation of our business and products by the FDA, DEA, CMS, or other federal agencies could substantially increase the cost to produce our products or deliver our services and increase the time required to bring those products and services to market, reduce the demand for our products and services, and reduce our revenues. In addition, our customers include healthcare providers and facilities subject to regulation by the DEA, pharmacies subject to regulation by the FDA and individual state boards of pharmacy and hospitals subject to accreditation by accrediting organizations approved by the CMS, such as the Joint Commission, and the rules, regulations, and standards of such regulators and accrediting organizations. Any failure of our customers to comply with the applicable rules, regulations, and standards could reduce demand for our products or services and harm our business, competitive position, operating results, cash flow, or financial condition. Given our customers, products, services, and industry relationships, we may also be subject to rules, regulations, standards, and civil or criminal enforcement imposed by HHS, the U.S. Department of Justice, the HHS Office of Inspector General, CMS, the Health Resources and Services Administration, and state attorneys general, including with respect to state and federal False Claims Act statutes, federal Anti-Kickback Statute, and federal Physician Payments Sunshine Act, among others. As such, from time to time, we may be subject to various state or federal governmental inspections, reviews, audits and investigations to verify our compliance with governmental rules and regulations to the extent governing our products and services. The costs to respond to or defend any such reviews, audits and investigations can be significant and are likely to increase in the current enforcement environment. These audits and investigations may result in other adverse consequences, particularly if the underlying conduct is found to be pervasive or systemic. These consequences may include, but are not limited to: (1) refunding or retroactively adjusting amounts that have been paid under the relevant government program or from other payers; (2) state or federal agencies imposing significant fines, penalties and other sanctions on us; (3) losing our right to participate in certain governmental programs; and (4) damaging our reputation in various markets, which could adversely affect our ability to attract customers and employees. If these were to occur, the consequences could have a material adverse effect on our business, operating results, cash flow, or financial condition.
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
Our current and future operations are subject to various federal and state healthcare laws and regulations that affect our sales, marketing, and other promotional activities by limiting the kinds of financial arrangements we can enter into with respect to our products and services and/or requiring disclosure of certain of our financial arrangements to government agencies. They also impose additional administrative and compliance burdens on us. These laws include, but are not limited to, the healthcare fraud and abuse laws described in the section titled “Business - Government Regulation” above.
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
•political unrest, terrorism, and other potential hostilities (such as the ongoing conflicts between Russia and Ukraine or Israel and Hamas), including in areas in which we have facilities or operations; and
•epidemics, pandemics, or other major public health crises, such as the COVID-19 pandemic.
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
We rely on our network infrastructure, data centers, enterprise applications, and technology systems for the development, marketing, support, and sales of our products, and for the internal operation of our business. These systems are susceptible to disruption or failure in the event of an extreme weather condition, including earthquake, fire, flood, ice and snowstorms or other natural disasters, as well as cyber-attack, terrorist attack, telecommunications failure, health emergencies, including epidemics or pandemics (such as the COVID-19 pandemic), or other catastrophic event. Many of these systems are housed or supported in or around our corporate facility located in Northern California, near major earthquake faults and which may be vulnerable to climate change effects, and where a significant portion of our research and development activities and other critical business operations take place. Other critical systems are housed in communities that have been subject to significant tropical storms such St. Petersburg, Florida, which is the location of our manufacturing facilities for our consumable medication packages. In the future, tropical storms may be intensified or occur with increasing frequency as a result of climate change. Disruptions to, or the failure of any of these systems, and the resulting loss of critical data, which is not quickly recoverable by the effective execution of disaster recovery plans designed to reduce such disruption, could cause delays in our product development, prevent us from fulfilling our customers’ orders, and could severely affect our ability to conduct normal business operations, the result of which would adversely affect our operating results.
Our success is dependent on our ability to recruit and retain skilled and motivated personnel.
Our success is highly dependent upon the continuing contributions of our key management, sales, technical, and engineering staff, and on our ability to attract, train, and retain highly skilled and motivated personnel. As more of our products are installed in increasingly complex environments, greater technical expertise will be required. As our installed base of customers increases, we will require additional resources to meet increased demands on our customer service and support personnel. Furthermore, as we execute on the industry vision of the Autonomous Pharmacy and grow and develop our cloud-based software as a service and solution as a service offerings, more specialized expertise will be required. This growth and shift in products and offerings could lead to increased labor costs, and thereby increased costs of our products and offerings, which could result reduced customer demand and our business, operating results, cash flow, or financial condition could be materially and adversely affected. Additionally, competition for specialized and technical personnel can be intense, and the pool of suitable candidates may be limited. We may not be successful in attracting and retaining qualified personnel. If we lose the services of one or more of our key personnel, we may not be able to find a suitable replacement and our business could be materially adversely affected. Furthermore, external (such as the COVID-19 pandemic) and internal (such as our continued growth or internal restructuring initiatives) factors may result in greater workloads for our employees compared to those at companies with which we compete for personnel, which may lead to higher levels of employee burnout and turnover.
Competitors have in the past attempted, and may in the future attempt, to recruit our employees. In addition, since equity compensation is a key component of our employee compensation program, any further decrease in our stock price or failure to receive stockholder approval for future proposed increases to the number of shares reserved for issuance under our equity incentive plans could prevent us from granting equity compensation at competitive levels and make it more difficult to attract, retain, and motivate employees, including key employees of acquired businesses. Failure to attract and retain key personnel could harm our competitive position, operating results, and financial condition.
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
Factors that are largely beyond our control, such as the cost, quality, and availability of the raw materials and components utilized in the manufacture of our products, may affect the cost of such products, and we may not be able to pass those costs on to our customers. Our products use raw materials and components that may be subject to price fluctuations, shortages, or other disruptions of supply for many reasons outside of our control. In addition, we may be dependent upon a limited number of suppliers for certain components which may be unduly affected by supply chain disruptions. The cost, quality, and availability of these raw materials and components are essential to the successful manufacture and sale of our products. If we are unable to maintain supply sources of these raw materials and components, or if such sources fail to satisfy our supply requirements, we may lose sales and experience increased component costs.
We have developed and implemented strategies in an effort to mitigate the impact of price fluctuations, shortages, or other disruptions of supply, but these strategies, particularly in a prolonged inflationary environment, may only offset a portion of the adverse impact. We carry some inventory of critical components and are otherwise working to secure supplies necessary to ensure fulfillment of customer demand, but global shortages could result in our need to secure supplies at higher costs as well as manufacturing delays. Supply interruptions may result in increased component delivery lead times and increased costs to obtain components and as a result the production of our products may be impacted. If we or our suppliers are unable to obtain components from third parties in the quantities and of the quality that we require, on a timely basis and at acceptable prices, we may not be able to deliver our products on a timely or cost-effective basis to our customers, or it may lead to us delivering products that are of a lower quality that may result in increased repair and replacement costs, which could harm our business and reputation, operating results, cash flow, and financial condition. We have also seen a period of sustained price increases for commodities used in the manufacture of our products that may continue as demand increases and supply remains constrained, which has resulted in, and may continue to result in, increased costs for Omnicell and thereby potentially lower profit margins. If the costs of these commodities increase or remain elevated, it could adversely affect our business, operating results, cash flow, or financial condition.
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
Prior to September 2021, U.S. government customers that leased our equipment typically signed contracts with five-year payment terms that are subject to one-year government budget funding cycles. Effective September 2021, the government has mandated changes in its Federal Supply Services contract that has resulted in our determination not to enter into future leases with U.S. government customers. Our existing leases with U.S. government customers are unaffected by this change. As a result, our volume of U.S. government customer leases will decline over time and cease in the future. In addition, under the terms of the Federal Supply Schedule contract, certain of our U.S. government customer contracts are terminable at the convenience of the applicable U.S. government customer. If any of our government-owned or government-run hospital customers decide to terminate their agreements early for any reason, we would not derive the expected financial benefits from any such customer which could result in lower than expected revenue and adversely affect our business, operating results, cash flow, or financial condition. In addition, the failure of any of our U.S. government customers to receive their annual funding, or the government mandating changes to the Federal Supply Services contract, could impair our ability to sell equipment to these customers or to sell our U.S. government receivables to third-party leasing companies. In addition, the ability to collect payments on unsold receivables could be impaired and may result in a write-down of our unsold receivables from U.S. government customers. The balance of our unsold leases to U.S. government customers was $10.6 million as of December 31, 2023.
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
Our products include medication management solutions and medication adherence products and services for healthcare systems and pharmacies. Despite the presence of healthcare and pharmacy professionals as intermediaries between our products and patients, if our products fail to provide accurate and timely information or operate as designed, customers, patients, or their family members could assert claims against us for product liability. Moreover, failure of health care facility and pharmacy employees to use our products properly or for their intended purposes could result in product liability claims against us. Litigation with respect to product liability claims, regardless of any outcome, could result in substantial cost to us, divert management’s attention from operations, and decrease market acceptance of our products. We possess a variety of insurance policies that include coverage for general commercial liability and technology errors and omissions liability. We attempt to mitigate these risks through contractual terms negotiated with our customers. However, these policies and protective contractual terms may not be adequate against product liability claims and in the past we have been subject to certain lawsuits asserting, among other allegations, claims of product liability. A successful claim brought against us, or any claim or product recall that results in negative publicity about us, could harm our competitive position, operating results, and financial condition. Also, in the event that any of our products is defective, we may be required to recall or redesign those products, which could result in increased costs and have an adverse impact on our results of operation.
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
Investment in new business strategies, initiatives, products or solutions could disrupt ongoing business and present risks not originally contemplated.
We have invested, and in the future may invest, in new business strategies, initiatives, products or solutions, including with respect to our software as a service or solution as a service subscription products and services or other subscription and cloud-based offerings. Such endeavors may involve significant risks and uncertainties, including distraction of management from current operations, lack of expertise to effectively execute such strategies or initiatives or to develop such products or solutions, delays, technical problems (including software defects or errors) or unexpected expenses related to the entry into new business strategies or initiatives or development of new products or solutions, insufficient revenue to offset liabilities assumed and expenses associated with a strategy, initiative, product or solution, inadequate return of capital or return on investment, and unidentified issues not discovered in our due diligence. These new ventures may be inherently risky and may not be successful. Even if successful, they may not have the projected or actual impact that we initially expected or that recoups our initial investment and we may make a determination to exit a particular business strategy, initiative, product line or solution. As a result, such initiatives may materially adversely affect our business, operating results, cash flow, or financial condition.
Risks Related to Ownership of Our Common Stock
The market price of our common stock may continue to be highly volatile.
Our common stock traded between $77.14 and $28.72 per share during the year ended December 31, 2023. The market price of our common stock has been and may continue to be highly volatile in response to various factors discussed in this “Risk Factors” section, many of which are beyond our control, including:
•actual or anticipated changes in our operating results or forecasts, and whether our operating results meet our publicly announced guidance or expectations of securities analysts or investors;
•changes in the ratings of our common stock by securities analysts or changes in their earnings estimates;
•changes in our business model and initiatives, such as our ongoing transition to focus on a subscription-based business model or a decision to exit a particular business or product line, and our ongoing restructuring initiatives to contain costs;
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
•epidemics, pandemics, or other major public health crises, such as the COVID-19 pandemic; or
•general economic, regulatory, political and market conditions.
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
In addition, stockholders have initiated class action lawsuits against companies following periods of volatility in the market prices of these companies’ stock. For example, in July 2019, a putative class action lawsuit was filed against Omnicell and certain of our officers alleging that the defendants violated federal securities laws by making certain materially false and misleading statements. While this action was concluded in December 2019 following the lead plaintiff’s voluntary dismissal as to all defendants, we may in the future be subject to other class action lawsuits, especially following periods of volatility in our stock price.
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
•fluctuations in customer demand for our products, including due to changes in our customers’ budgets, healthcare worker turnover rates and labor shortages and whether customer demand was properly estimated;
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
We may seek additional capital through a variety of means, including through private and public equity offerings and debt financings. To the extent that we raise additional capital through the sale of equity or convertible debt securities, or the refinancing of our existing convertible notes, the ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take certain actions, such as incurring additional debt, making capital expenditures, entering into licensing arrangements, or declaring dividends. If we raise additional funds from third parties, we may have to relinquish valuable rights to our technologies, or grant licenses on terms that are not favorable to us.
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
We are subject to taxes in the United States and foreign jurisdictions in which we operate. Our future effective tax rates could be affected by several factors, many of which are outside of our control, including: changes in the mix of earnings with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in federal, state, and international tax laws or their interpretation, adjustments to income tax expense upon the finalization of tax returns, changes in tax attributes, or changes in accounting principles. We regularly assess the likelihood of adverse outcomes to determine the adequacy of our provision for taxes. We are also subject to examination of our income tax returns by the Internal Revenue Service and other tax authorities. There can be no assurance that the outcomes from these examinations will not materially adversely affect our business, operating results, cash flow, or financial condition. Forecasting our estimated annual effective tax rate is complex and subject to uncertainty, and there may be a material difference between the forecasted and the accrued effective tax rates. Any increase in our effective tax rate would reduce our profitability.
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

ITEM 1C. CYBERSECURITY
In general, the Company addresses cybersecurity risks through a comprehensive approach that is focused on preserving the security of its information and by identifying, preventing and mitigating cybersecurity threats, as well as effectively responding to cybersecurity incidents when they occur. The Company believes that this comprehensive approach helps to ensure that the highest levels of oversight is provided to its cybersecurity risk management activities and fosters collaborative consultation between management and the Board.
Board Oversight
As part of its risk oversight function, the Audit Committee of the Company’s Board of Directors is primarily responsible for overseeing and reviewing the Company’s information security and technology risks, including cybersecurity. In this role, the Audit Committee monitors the prevention, detection, mitigation and remediation of cybersecurity incidents through the regular receipt of reports from management on the effectiveness of its cybersecurity programs. These reports include semi-annual cybersecurity updates from the Company’s Chief Information Officer and quarterly reports from the Company’s risk management personnel on the progress of the Company’s broader Enterprise Risk Management (“ERM”) risk mitigation activities. As part of the ERM process, the Audit Committee provides input on key risks for the Company to consider. In addition, the Board also provides quarterly input on its views regarding potential emerging risk areas for the Company. The Audit Committee then reports to the full Board on a quarterly basis regarding its oversight activities and the risk management activities of the Company. In addition, the full Board receives periodic presentations from management on emerging information security and cybersecurity risks, as well as incident reports as significant matters may arise.
Enterprise Risk Management
Omnicell utilizes a structured, biannual ERM process to identify, assess, and address material risks facing the Company, including cybersecurity risks, during which business leaders across the Company are surveyed about current and emerging risk areas. After the ERM survey is completed and risk areas are identified, the results are discussed with the relevant management personnel across the organization in the key risk areas, root causes are analyzed and risk mitigation plans are developed. The Chief Information Officer works closely with Omnicell’s management team in all facets of its ERM risk mitigation activities related to cybersecurity and information security risks.
Ongoing Mitigation Efforts
The Company has implemented a number of security measures designed to protect its systems and data, including firewalls, antivirus and malware detection tools, patches, log monitors, routine back-ups, system audits, system hardening, penetration testing and privileged access session management. In addition, the Company has continued its efforts to migrate its platforms to cloud-based computing, which is designed to further strengthen its security posture. The Company has focused on its incident response procedures and retained a leading incident response provider. The Company has also recently strengthened its disaster recovery procedures. The Company’s solutions incorporate cybersecurity features that are routinely analyzed. In addition, the Company maintains insurance that includes coverage for cyber-attacks, which coverage is discussed and reviewed with the Audit Committee annually.
The Company has what it believes are appropriate physical, technical, and administrative controls in place that are designed to protect customers’ data. However, as previously disclosed, on May 4, 2022, the Company determined that certain of its information technology systems were affected by ransomware impacting certain internal systems. Upon detecting the security event, the Company took immediate steps designed to contain the incident and implement its business continuity plans to restore and support continued operations. Subsequently, the Company contained the incident and restored substantially all of its critical information technology systems.
Following this cybersecurity event, the Company immediately implemented several key learnings from the incident, including using a three-pronged approach focused on further reducing exposure, raising greater security awareness, and further strengthening the Company’s cybersecurity defenses. This approach resulted in the Company further hardening its identity computing environments as part of its progress to a zero trust environment, heightened cybersecurity awareness efforts through increased comprehensive information security awareness training for employees on a quarterly basis, and the strengthening of the Company’s cybersecurity defenses through implementation of multifactor authentication for Privileged Access Management and Endpoint Detection and Response solutions across the Company’s computing environment.
Incident Response
In the event of a cybersecurity incident, dependent upon the nature of the incident, the Company has a Security Incident Response Team (“SIRT”) that is comprised of employees who have responsibility and authority to act during a cyber incident without delay, including, dependent upon the nature of the incident, the Company’s Chief Legal Officer, Chief

Information Security Officer and Chief Information Officer. The SIRT includes individuals responsible for assessing, containing, and responding to incidents, as well as those responsible for assessing the business and legal impacts, reporting incidents as appropriate, communicating to internal and external stakeholders, and engaging with industry and government response partners to coordinate information and resource sharing when needed. During a cybersecurity incident, as warranted, the SIRT keeps the Company’s senior leadership and Board apprised of the response to the incident, any operational or business impacts, and any internal or external communications regarding the incident. The SIRT will also seek the input of the Company’s senior leadership and Board, as needed, when addressing a cybersecurity incident. Upon resolution of a cybersecurity incident, generally, the Audit Committee will review the incident, the impact and the mitigation efforts and remediation actions the Company will implement. The Audit Committee then monitors the completion of the remediation actions and mitigation efforts.
Cybersecurity Leaders in Management
The Company’s IT strategy and implementation is overseen by a dedicated Chief Information Officer with over 20 years of experience in the field, including previously serving a 17-year tenure, most recently as Vice President of Global IT, with a global technology leader of fiber optic subsystems and components. He holds a Bachelor of Science in Computer Science and Engineering from Andhra University in India and an MBA from the Indian School of Business. In addition, the Company has recently engaged a Chief Information Security Officer (“CISO”). The Company’s CISO has built and managed world-class information security programs and technology teams for industry leading global companies. She has deep experience securing healthcare-focused companies in both the provider and supplier space. She holds a Bachelor of Science from the University of Redlands and an MBA from Notre Dame De Namur University along with holding certified information systems security professional (“CISSP”) and certified information security manager (“CISM”) certifications.
Third Parties
The Company utilizes third-party service providers, such as cloud services, in connection with its operations, and its information security department implements a third-party risk assessment and review process in connection with those services to evaluate security posture and risk. The Company also engages third parties to assist in its cybersecurity management efforts, such as the leading incident response provider mentioned above and another provider to perform continuous monitoring and regular penetration testing of its information security systems and environment. The Company and its personnel also actively engage with a number of other key vendors, industry participants and intelligence and law enforcement communities as part of its information security and cybersecurity efforts.
Impact of Recent Cyber Incident
While the previously disclosed ransomware incident led to (i) temporarily delayed invoicing that impacted the timing of cash collections and free cash flow in 2022 and (ii) customer implementation delays in 2022, as the Company recovered from the impacts of the ransomware incident, substantially all delayed implementations due to the ransomware incident were completed as of the end 2022. Furthermore, any delayed or impacted processes have returned to normal operations. To date, the Company does not believe the ransomware incident, or other identified cyber risks, have had, or will have, a material adverse effect on its business, operating results, cash flow, or financial condition.

ITEM 2.    PROPERTIES
Our headquarters are located in a leased facility in Fort Worth, Texas. The following is a list of our material leased facilities and their primary functions:

Site	Major Activity	Approximate Square Footage
St. Petersburg, Florida	Administration, marketing, research and development, sales, and manufacturing	167,700
Warrendale, Pennsylvania	Manufacturing and research and development	107,400
Cranberry Township, Pennsylvania	Administration, marketing, research and development, sales, technical support, and training	58,400
Irlam, United Kingdom	Administration, sales, marketing, and distribution center	61,000
Milpitas, California	Administration, manufacturing, and research and development	46,300
Waukegan, Illinois	Technical services, support, training, and repair center	38,500
Fort Worth, Texas	Administration, sales, marketing, and research and development	34,400
Bochum, Germany	Administration, sales, marketing, distribution, and manufacturing center	19,000
We also have smaller rented facilities in Strongsville, Ohio; Grapevine, Texas; New York, New York; Germany; France; India; Italy; the People’s Republic of China; the United Arab Emirates; Australia; and the United Kingdom.
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
Stockholders
There were 76 registered stockholders of record as of February 21, 2024. A substantially greater number of stockholders are beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.
Dividend Policy
We have never declared or paid any cash dividends on our common stock. We currently expect to retain any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.
Performance Graph
The following graph compares total stockholder returns for Omnicell’s common stock for the past five years to two indexes: the NASDAQ Composite Index and the NASDAQ Health Care Index. The graph assumes $100 was invested in each of Omnicell’s common stock, the NASDAQ Composite Index, and the NASDAQ Health Care Index as of the market close on December 31, 2018. The total return for Omnicell’s common stock and for each index assumes the reinvestment of all dividends, although cash dividends have never been declared on Omnicell’s common stock, and is based on the returns of the component companies weighted according to their capitalization as of the end of each annual period.
The NASDAQ Composite Index tracks the aggregate price performance of equity securities traded on the NASDAQ Stock Market. The NASDAQ Health Care Index tracks the aggregate price performance of healthcare and health services equity securities. Omnicell’s common stock is traded on the NASDAQ Global Select Market and is a component of both indexes. The stock price performance shown on the graph is based on historical results and should not be relied upon as an indication of future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN (1) (2)
Among Omnicell, Inc., the NASDAQ Composite Index, and the NASDAQ Health Care Index

$350
$300
$250
$200
$150
$100
$50
12/18
12/19
12/20
12/21
12/22
12/23
Omnicell, Inc.
NASDAQ Composite
NASDAQ Health Care

_________________________________________________
(1)$100 invested on December 31, 2018 in stock or index, including reinvestment of dividends.
(2)This section is not deemed “soliciting material” or to be “filed” with the SEC and is not to be incorporated by reference into any filing of Omnicell, Inc. under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

	Year Ended December 31,
	2018	2019	2020	2021	2022	2023
Omnicell, Inc.	$100.00	$133.44	$195.98	$294.64	$82.33	$61.45
NASDAQ Composite	100.00	136.69	198.10	242.03	163.28	236.17
NASDAQ Health Care	100.00	110.75	140.85	126.71	95.29	96.06
Stock Repurchase Program
We did not repurchase any shares of our common stock during the year ended December 31, 2023. Refer to Note 16, Stock Repurchase Programs, of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for additional information.
ITEM 6.    [Reserved]
ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related Notes to Consolidated Financial Statements in this Annual Report on Form 10-K. This discussion and analysis may contain forward-looking statements based upon our current expectations and assumptions that involve risks and uncertainties.

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
We have elected to omit discussion of the earliest of the three years covered by the Consolidated Financial Statements presented. Such omitted discussion can be found under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” located in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 1, 2023, for reference to discussion of the fiscal year ended December 31, 2021, the earliest of the three fiscal years presented.
OVERVIEW
Our Business
Omnicell, a leader in transforming the pharmacy care delivery model, is committed to solving the critical challenges inherent in medication management and elevating the role of clinicians within healthcare as an essential component of care delivery. Omnicell is focused on helping its customers to define and deliver a cost effective medication management strategy that is designed to equip and empower pharmacists and nurses to focus on patient care rather than administrative tasks, and to drive improved clinical, operational, and financial outcomes across all care settings. We are doing this with an industry-leading medication management infrastructure which includes robotics, smart devices, intelligent software, and expert services. This comprehensive set of solutions provides the critical foundation for customers to realize the industry vision of the Autonomous Pharmacy, a vision defined by pharmacy leaders for improving operational efficiencies and ultimately targeting zero-error medication management.
Omnicell solutions are helping healthcare facilities worldwide to reduce costs, improve labor efficiency, establish new revenue streams, enhance supply chain control, support compliance, and move closer to the industry vision of the Autonomous Pharmacy. We sell our product and consumable solutions together with related service offerings. Revenues generated in the United States represented 88% of our total revenues for the year ended December 31, 2023.
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
We utilize bookings as an indicator of the success of our business. We define bookings generally as: (i) the value of non-cancelable contracts for our connected devices, software products, and Advanced Services (although, for those Advanced Services contracts without a minimum commitment, bookings only include the amount of revenue that has been recognized once the services have been provided); and (ii) for our consumables, the value of orders placed through our Omnicell Storefront online platform or through written or telephonic orders. We typically exclude technical services and other less significant items ancillary to our products and services, such as freight revenue from bookings. In addition, dependent upon counterparty or credit risk, which is evaluated at the time of contract signing, for a given multi-year subscription contract we may reduce the portion of the contractual commitment booked at a given time. As noted, the portfolio of products, solutions and services we offer has evolved. As a result, the ordering process for certain of our solutions has also evolved. For example, orders for certain solutions may not include a purchase order. Connected devices and software license bookings are recorded as revenue upon customer acceptance of the installation or receipt of goods. Revenues from Advanced Services bookings are recorded over the contractual term. Bookings decreased by 19%, from $1.054 billion in 2022 to $854 million in 2023, primarily driven by lower-than-expected orders for our Advanced Services, particularly our technology-enabled services, which include Central Pharmacy Dispensing Service and IV Compounding Service.
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
Our full-time employee headcount was approximately 3,650 on December 31, 2023, a decrease of approximately 580 employees since December 31, 2022. The decrease in employee headcount reflects the impact of restructuring initiatives announced in November 2022 and November 2023.
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
Business Strategy
The U.S. spent a total of $634 billion on prescription drugs in 2022, an increase of 9% compared to 2021, and prescription drugs impact the vast majority of patients in virtually all settings of care. We believe there are significant challenges facing the practice of pharmacy today including, but not limited to, budget constraints, increased healthcare worker turnover rates, labor shortages, drug shortages, drug diversion, manual and error-prone processes, complex compliance requirements, and limited inventory visibility. Each of these challenges may lead to poor medication management outcomes including, but not limited to, medication errors, adverse drug events, lack of patient adherence, and medication waste. We also recognize that these challenges may impact the timing of contracting for, or implementing, our products, solutions, or services. However, we believe that over time these significant challenges to the practice of pharmacy will drive demand for increased automation, visibility, insights, and improved medication management outcomes that our solutions are designed to enable. Because of this, we believe that our solutions are well-positioned to address the evolving needs of healthcare institutions and therefore present opportunities for long-term growth.

In an effort to address these challenges and deliver solutions to help drive positive medication management outcomes, we continue to make significant investments in our research and development efforts to further advance the industry vision of the Autonomous Pharmacy. Furthermore, we believe a combination of robotics, smart devices, intelligent software, and expert services is needed in every care setting where medications are managed. We are focused on delivering solutions to help our customers realize the industry vision of the Autonomous Pharmacy and drive positive medication management outcomes with outstanding customer experience through a mature channel in four market categories:
•Point of Care. As a market leader, we expect to continue expansion into this product market as customers increase the use of our dispensing systems in more areas within their hospitals and increasingly in ambulatory care settings. However, we recognize that the current macroeconomic environment, with significant labor constraints, may impact our customers’ considerations in the near term when they are determining whether to implement new workflows that may affect those same stressed labor pools. As we are largely through the replacement cycle of our previous generation of automated dispensing systems, we are seeing demand moderate. We continue to invest in next-generation point of care enhancements and solutions and believe that customers will upgrade their current installed base over time as we deliver these new solutions to market. We also believe there is an opportunity for us to expand this offering and define a new standard for dispensing systems in ambulatory settings. We believe our current solutions within the Point of Care market and new innovation and services will continue to help customers drive improved clinical and financial outcomes.
•Central Pharmacy and IV Compounding. This market represents the beginning of the medication management process in acute care settings, and we believe it is a significant automation opportunity for high volumes of manual, repetitive, and error-prone processes that are often common in pharmacies today. Manual medication dispensing processes are usually labor intensive, error-prone, and may lead to excess medication waste and expirations for our healthcare partners. Automating the central pharmacy dispensing process should enable customers to reallocate pharmacy labor, enhance dispensing accuracy and patient safety, and reduce medication waste and expirations. Likewise, the manual compounding of sterile IV preparations can be error-prone and create significant patient safety risks, and outsourcing sterile IV compounding could lead to increased medication costs and lack of access to needed medications as a result of being unable to source medications when they are required. As a result, we believe IV automation provides a significant opportunity to enhance patient safety and reduce costs. We anticipate that these technology-enabled services will become more critical as health systems continue to face labor shortages, increased financial pressure, and supply chain disruptions.
•Specialty Pharmacy and 340B Program. We believe that health systems will continue to invest in programs that are intended to improve patient outcomes and drive cost savings by utilizing specialty pharmacies and the federal 340B Drug Pricing Program (the “340B Program”). The 340B Program allows qualifying hospitals and health systems to stretch federal resources and expand patient access to healthcare by requiring manufacturers participating in Medicaid to sell outpatient drugs at discounted prices to eligible healthcare organizations and covered entities. Specialty drugs are used for treatment of complex conditions and often require intensive patient management and specialized workflows for dispensing and care coordination. Specialty medications are projected to account for nearly 60% of U.S. total spending on medications, with total spending projected to be approximately $420 billion in 2025. Specialty pharmacies serve as the connection between patients, prescribing physicians, and payers and work to streamline access and adherence to these specialty drugs. We believe a solution that is designed to help health systems start or optimize their specialty pharmacy programs and the related pharmaceutical aspects of patient care will help ensure continuity of care and should contribute to the revenue and profitability of those organizations. We believe that a fully optimized specialty pharmacy operation represents one of the largest economic opportunities for hospitals and health systems.

•Retail, Institutional, and Payer. We believe the Retail, Institutional, and Payer market represents a significant opportunity as healthcare evolves. Retail drug prescriptions represent 85% of all prescription drugs dispensed in the U.S., growing at a rate of 1.7% annually through 2022. Additionally, the COVID-19 pandemic accelerated the shift of outpatient care from hospitals and physician offices to other, more convenient settings, such as retail pharmacies and the home (including through telehealth technologies). New technologies and increased scope of practice for pharmacists appear to be spurring innovation and expansion of the provision of clinical services by retail pharmacies, which, combined with the move to value-based care, we believe will drive the adoption of our patient engagement solutions, that are intended to help providers (including pharmacists) and payers engage patients in new ways that are expected to improve outcomes, reduce the total cost of care, and lead to more profitable operations. Because of the complexity of relationships between payers and providers, as well as the large number of retail pharmacies, including a significant number of independent pharmacies, we believe a network of established relationships between payers, providers and pharmacies will continue to be important.
Ransomware Incident
Further information with respect to the ransomware incident we experienced in May 2022 may be found under the headings “Ongoing Mitigation Efforts” and “Impact of Recent Cyber Incident” in Part I, Item 1C of this Annual Report on Form 10-K. Such information is incorporated herein by reference.
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
Parties to the contract have approved the contract (in writing, orally, or in accordance with other customary business practices) and are committed to perform their respective obligations. A majority of our contracts are evidenced by a non-cancelable written agreement. Contracts for consumable products are generally evidenced by an order placed via our online portal, phone, or a purchase order.
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
Distinct goods or services are identified as performance obligations. A series of distinct goods or services that are substantially the same and that have the same pattern of transfer to the customer are considered a single performance obligation. Where a good or service is determined not to be distinct, we combine the good or service with other promised goods or services until a bundle of goods or services that is distinct is identified. To identify our performance obligations, we consider all products or services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices. When performance obligations are included in separate contracts, we consider an entire customer arrangement to determine if separate contracts should be considered combined for the purposes of revenue recognition. Most of our sales, other than renewals of support and maintenance, contain multiple performance obligations, with a combination of hardware systems, software products, support and maintenance, and professional services.
The transaction price of a contract is determined based on the fixed consideration, net of an estimate for variable consideration such as various discounts or rebates provided to customers. As a result of our commercial selling practices, contract prices are generally fixed with minimal, if any, variable consideration.
The transaction price is allocated to separate performance obligations proportionally based on the standalone selling price of each performance obligation. Standalone selling price is best evidenced by the price we charge for the good or service when selling it separately in similar circumstances to similar customers. Other than for the renewal of annual technical services contracts, our products and services are not generally sold separately. We use an amount discounted from the list price as a best estimated selling price.
We recognize revenue when the performance obligation has been satisfied by transferring a promised good or service to a customer. The good or service is transferred when or as the customer obtains control of the good or service. Determining when control transfers requires management to make judgments that affect the timing of revenues recognized. Generally, for products requiring a complex implementation, control passes when the product is installed and ready for use. For all other products, control generally passes when product has been shipped and title has passed. For maintenance contracts and certain other services, including Advanced Services provided on a subscription basis, control passes to the customer over time, generally ratably over the service term as we provide a stand-ready service for the customer’s equipment. Time and material services transfer control to the customer at the time the services are provided. The portion of the transaction price allocated to our unsatisfied performance obligations for which invoicing has occurred is recorded as deferred revenues, net of deferred cost of goods sold.
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
Lessor Leases
We determine if an arrangement is or contains a lease at inception. The transaction price is allocated to separate performance obligations, generally consisting of a combination of hardware systems, software products, support and maintenance, and professional services, proportionally based on the standalone selling price of each performance obligation. Standalone selling price is best evidenced by the price we charge for the good or service when selling it separately in similar circumstances to similar customers. Other than for the renewal of annual technical services contracts, our products and services are not generally sold separately. We use an amount discounted from the list price as a best estimated selling price.
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
For sales-type leases, we recognize revenues for our hardware and software products, net of lease execution costs, post-installation product maintenance, professional services associated with Advanced Services offerings, and technical support, at the net present value of the lease payment stream upon customer acceptance. We recognize service revenues associated with sales-type leases ratably over the term of the agreement in service revenues in the Consolidated Statements of Operations. We recognize interest income from sales-type leases using the effective interest method. Both hardware and software revenues, and interest income from sales-types leases are recorded in product revenues in the Consolidated Statements of Operations.
We optimize cash flows by selling a majority of our sales-type leases, other than those relating to U.S. government hospitals and Advanced Services products, including Central Pharmacy Dispensing Service and IV Compounding Service, to third-party leasing finance companies on a non-recourse basis. We have no obligation to the leasing company once the lease has been sold.
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
Internal-Use Software Development Costs
We capitalize costs related to computer software developed or obtained for internal-use in accordance with Accounting Standards Codification (“ASC”) 350-40, Internal-Use Software. Software developed or obtained for internal-use includes certain costs for the development of our subscription and cloud-based offerings sold to our customers, as well as enterprise-level business and finance software that we customize to meet our specific operational needs. Costs incurred in the application development phase are capitalized and amortized over their useful lives, which is generally five years. Costs recognized in the preliminary project phase and the post-implementation phase are expensed as incurred.

External-Use Software Development Costs
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
Lessee Leases
We determine if an arrangement is or contains a lease at inception. Operating lease right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As most of our lease contracts do not provide an implicit rate, we use our incremental borrowing rate based on information available at the commencement date in determining the present value of the lease payments. Lease expense is recognized on a straight-line basis over the lease term. We do not recognize a right-of-use asset and a lease liability for leases with an initial term of twelve months or less. We elected the practical expedient to not separate lease components from nonlease components and applied that practical expedient to all material classes of leased assets.
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
RESULTS OF OPERATIONS
Total Revenues

	Year Ended December 31,		Change in
	2023	2022	$	%

	(Dollars in thousands)
Product revenues	$708,561	$903,222	$(194,661)	(22)%
Percentage of total revenues	62%	70%
Services and other revenues	438,551	392,725	45,826	12%
Percentage of total revenues	38%	30%
Total revenues	$1,147,112	$1,295,947	$(148,835)	(11)%
Product revenues represented 62% and 70% of total revenues for the years ended December 31, 2023 and 2022, respectively. Product revenues decreased by $194.7 million, primarily due to lower volumes from our automated dispensing systems business primarily as a result of ongoing health systems’ capital budget and labor constraints, partially offset by an increase of $9.7 million in revenues from consumables.
Services and other revenues represented 38% and 30% of total revenues for the years ended December 31, 2023 and 2022, respectively. Services and other revenues include revenues from technical services and Advanced Services offerings. Services and other revenues increased by $45.8 million, primarily due to an increase of $26.7 million in Advanced Services revenues due to continued customer demand and an increase of $19.1 million in technical services revenues as a result of growth in our installed customer base as well as the impact of pricing actions.
Our international sales represented 12% and 10% of total revenues for both of the years ended December 31, 2023 and 2022, respectively, and are expected to be affected by foreign currency exchange rate fluctuations. We are unable to predict the extent to which revenues in future periods will be impacted by changes in foreign currency exchange rates.
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

	Year Ended December 31,		Change in
	2023	2022	$	%

	(Dollars in thousands)
Cost of revenues:
Cost of product revenues	$414,106	$493,626	$(79,520)	(16)%
As a percentage of related revenues	58%	55%
Cost of services and other revenues	236,166	213,334	22,832	11%
As a percentage of related revenues	54%	54%
Total cost of revenues	$650,272	$706,960	$(56,688)	(8)%
As a percentage of total revenues	57%	55%

Gross profit	$496,840	$588,987	$(92,147)	(16)%
Gross margin	43%	45%
Cost of revenues for the year ended December 31, 2023 compared to the year ended December 31, 2022 decreased by $56.7 million, primarily driven by a $79.5 million decrease in cost of product revenues, partially offset by a $22.8 million increase in cost of services and other revenues.
The decrease in cost of product revenues was primarily driven by the decrease in product revenues of $194.7 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. The decrease in cost of product revenues has not decreased proportionally with the decrease in product revenues for the year ended December 31, 2023, primarily due to certain fixed costs, such as labor and overhead. In addition, the decrease in cost of product revenues was also driven by lower inventory-related costs as pricing for semiconductors, steel, freight, and other costs has decreased from the prior period, as well as the impact from restructuring activities. The increase in cost of services and other revenues was primarily driven by the increase in services and other revenues of $45.8 million for the year ended December 31, 2023 compared to the year ended December 31, 2022.
The overall decrease in gross margin primarily relates to lower product revenues for the year ended December 31, 2023 compared to the year ended December 31, 2022 whereas the decrease in cost of product revenues has not decreased proportionally with the decrease in product revenues, primarily due to certain fixed costs, such as labor and overhead. The decrease is partially offset by lower inventory-related costs and the impact from restructuring activities. Our gross profit for the year ended December 31, 2023 was $496.8 million, as compared to $589.0 million for the year ended December 31, 2022.
Operating Expenses and Interest and Other Income (Expense), Net

	Year Ended December 31,		Change in
	2023	2022	$	%

	(Dollars in thousands)
Operating expenses:
Research and development	$97,115	$104,969	$(7,854)	(7)%
As a percentage of total revenues	8%	8%
Selling, general, and administrative	434,593	486,341	(51,748)	(11)%
As a percentage of total revenues	38%	38%
Total operating expenses	$531,708	$591,310	$(59,602)	(10)%
As a percentage of total revenues	46%	46%

Interest and other income (expense), net	$14,760	$(130)	$14,890	(11454)%
Research and Development. Research and development expenses decreased by $7.9 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. The decrease was primarily attributed to a decrease of $5.4 million in consulting expenses, a decrease in employee-related expenses of $4.8 million, and other decreases from cost saving initiatives, partially offset by an increase of $4.3 million due to the timing of capitalized software projects.
Selling, General, and Administrative. Selling, general, and administrative expenses decreased by $51.7 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. The decrease was primarily due to a decrease of $21.9 million in employee-related expenses, including the impact of restructuring activities, a decrease of $9.8 million in consulting expenses, a decrease of $7.3 million in commissions expenses, a decrease of $6.0 million in freight out, and a decrease of $4.8 million in travel expenses. The decrease is also driven by a decrease of $2.8 million of ransomware-related expenses, net of insurance recoveries, related to the ransomware incident we experienced in May 2022. The decrease is partially offset by an increase of $2.2 million in executive transition costs incurred during the year ended December 31, 2023, and an impairment of certain long-lived assets of $1.0 million during the year ended December 31, 2023.
Interest and Other Income (Expense), Net. Interest and other income (expense), net, changed by $14.9 million for the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily driven by a $14.6 million increase in other income. The increase in other income during the year ended December 31, 2023 compared to the year ended December 31, 2022 is primarily attributable to higher interest income received due to higher interest rates and higher cash and cash equivalents balances.
Provision for (Benefit from) Income Taxes

	Year Ended December 31,		Change in
	2023	2022	$	%

	(Dollars in thousands)
Provision for (benefit from) income taxes	$263	$(8,101)	$8,364	(103)%
Effective tax rate on earnings	(1)%	330%
We recorded a provision for income taxes of $0.3 million on a loss before taxes of $20.1 million, which resulted in a negative effective tax rate of 1% for the year ended December 31, 2023, compared to an income tax benefit of $8.1 million on a loss before taxes of $2.5 million, which resulted in an effective tax rate of 330% for the year ended December 31, 2022. The 2023 annual effective tax rate differed from the statutory tax rate of 21%, primarily due to an unfavorable impact of non-deductible equity compensation charges partially offset by a favorable impact of research and development credits, and foreign-derived intangible income (“FDII”) deduction.
Refer to Note 17, Income Taxes, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information.
LIQUIDITY AND CAPITAL RESOURCES
We had cash and cash equivalents of $468.0 million at December 31, 2023, compared to $330.4 million at December 31, 2022. All of our cash and cash equivalents are invested in bank accounts and money market funds held in sweep and asset management accounts with financial institutions of high credit quality.
Our cash position and working capital at December 31, 2023 and 2022 were as follows:

	December 31,
	2023	2022

	(In thousands)
Cash and cash equivalents	$467,972	$330,362
Working capital	$559,779	$453,366
Our ratio of current assets to current liabilities was 2.5:1 and 2.1:1 at December 31, 2023 and 2022, respectively.
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
On September 22, 2020 and March 29, 2023, we entered into amendments to the Prior A&R Credit Agreement to, among other changes, permit the issuance of the convertible senior notes and the purchase of the convertible note hedge transactions, as described in Note 11, Convertible Senior Notes, expand our flexibility to repurchase our common stock and make other restricted payments, and replace the total net leverage covenant, as well as to remove and replace the interest rate benchmark based on the London interbank offered rate (“LIBOR”) and related LIBOR-based mechanics applicable to borrowings under the A&R Credit Agreement with an interest rate benchmark based on the secured overnight financing rate (“SOFR”) as administered by the Federal Reserve Bank of New York and related SOFR-based mechanics.
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
As of December 31, 2023, we had $350.0 million of funds available under the Current Revolving Credit Facility and as of December 31, 2022, we had $500.0 million of funds available under the Prior Revolving Credit Facility. As of December 31, 2023 and 2022, there was no outstanding balance under the Prior or Current Revolving Credit Facility and we were in full compliance with all covenants.
Refer to Note 10, Debt and Credit Agreement, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information. We expect to use future loans under the Current Revolving Credit Facility, if any, for working capital, potential acquisitions, and other general corporate purposes.
Uses of Cash
Our future uses of cash are expected to be primarily for working capital, capital expenditures, and other contractual obligations. We also expect a continued use of cash for potential acquisitions and acquisition-related activities, as well as repurchases of our common stock. In addition, we may also use a portion of our cash, as we consider various options related to our outstanding debt.
The 2016 Repurchase Program has a total of $2.7 million remaining for future repurchases as of December 31, 2023, which may result in additional use of cash. During the year ended December 31, 2022, we repurchased approximately 389,300 shares of our common stock under the repurchase programs at an average price of $134.11 per share for an aggregate purchase price of approximately $52.2 million. There were no stock repurchases during the year ended December 31, 2023. Refer to Note 16, Stock Repurchase Programs, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information.
Based on our current business plan and backlog, we believe that our existing cash and cash equivalents, our anticipated cash flows from operations, cash generated from the exercise of employee stock options and purchases under our Employee Stock Purchase Plan (“ESPP”), along with the availability of funds under the Current Revolving Credit Facility will be sufficient to meet our cash needs for working capital, capital expenditures, potential acquisitions, and other contractual obligations for at least the next twelve months. For periods beyond the next twelve months, we also anticipate that our net operating cash flows plus existing balances of cash and cash equivalents will suffice to fund the continued growth of our business.

Cash Flows
The following table summarizes, for the periods indicated, selected items in our Consolidated Statements of Cash Flows:

	Year Ended December 31,
	2023	2022

	(In thousands)
Net cash provided by (used in):
Operating activities	$181,094	$77,781
Investing activities	(55,016)	(58,669)
Financing activities	23,420	(20,953)
Effect of exchange rate changes on cash and cash equivalents	(1,354)	(944)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$148,144	$(2,785)
Operating Activities
We expect cash from our operating activities to fluctuate in future periods as a result of a number of factors, including the timing of our billings and collections, our operating results, and the timing of other liability payments.
Net cash provided by operating activities was $181.1 million for the year ended December 31, 2023, primarily consisting of net loss of $20.4 million adjusted for non-cash items of $157.8 million and changes in assets and liabilities of $43.7 million. The non-cash items primarily consisted of depreciation and amortization expense of $87.3 million, share-based compensation expense of $55.3 million, impairment and abandonment of operating lease right-of-use assets related to facilities of $10.0 million, amortization of operating lease right-of-use assets of $8.2 million, amortization of debt issuance costs of $4.4 million, and a change in deferred income taxes of $11.0 million. Changes in assets and liabilities include cash inflows from (i) a decrease in accounts receivable and unbilled receivables of $49.2 million primarily due to the timing of billings, shipments, and collections, as well as the impacts of lower revenues, (ii) a decrease in inventories of $38.0 million primarily due to management of inventory levels to align with the current forecasted demand, (iii) an increase in deferred revenues of $24.1 million primarily due to an increase in billings for certain technical service and Advanced Service offerings, (iv) a decrease in prepaid commissions of $7.1 million, (v) a decrease in other long-term assets of $2.1 million, and (vi) a decrease in prepaid expenses of $1.1 million. These cash inflows were partially offset by (i) a decrease in accrued compensation of $21.5 million primarily due to a decrease in the accrual for restructuring initiatives, lower commissions, as well as timing of ESPP purchases, (ii) a decrease in accounts payables of $17.5 million primarily due to an overall decrease in spending, as well as timing of payments, (iii) a decrease in operating lease liabilities of $10.9 million, (iv) an increase in investment in sales-type leases of $10.4 million primarily due to the acceptance of certain Advanced Services products under sales-type lease arrangements, (v) a decrease in accrued liabilities of $10.3 million, and (vi) an increase in other current assets of $6.8 million.
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

Investing Activities
Net cash used in investing activities was $55.0 million for the year ended December 31, 2023, which consisted of capital expenditures of $41.5 million for property and equipment and $13.5 million for external-use software development costs.
Net cash used in investing activities was $58.7 million for the year ended December 31, 2022, which consisted of capital expenditures of $47.5 million for property and equipment, $13.2 million for external-use software development costs, and $3.4 million consideration paid for the acquisition of Hub and Spoke Innovations, net of cash acquired, partially offset by purchase price adjustments from business acquisitions of $5.5 million.
Financing Activities
Net cash provided by financing activities was $23.4 million for the year ended December 31, 2023, primarily due to $23.2 million in proceeds from employee stock option exercises and ESPP purchases and a net change in the customer funds balances of $10.5 million, partially offset by $7.4 million in employees’ taxes paid related to restricted stock unit vesting and $3.0 million in payments for debt issuance costs.
Net cash used in financing activities was $21.0 million for the year ended December 31, 2022, primarily due to $52.2 million for repurchases of our stock and $13.5 million in employees’ taxes paid related to restricted stock unit vesting, partially offset by $40.2 million in proceeds from employee stock option exercises and ESPP purchases and a net change in the customer funds balances of $4.6 million.
Contractual Obligations
Contractual obligations as of December 31, 2023 were as follows:

	Payments Due By Period
	Total	2024	2025 - 2026	2027 - 2028	2029 and thereafter

	(In thousands)
Operating leases (1)	$50,600	$12,722	$20,324	$15,720	$1,834
Purchase obligations (2)	93,901	84,215	9,621	65	—
Convertible senior notes (3)	577,876	1,438	576,438	—	—
Total (4)	$722,377	$98,375	$606,383	$15,785	$1,834
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
Foreign Currency Exchange Risk
We operate in foreign countries which expose us to market risk associated with foreign currency exchange rate fluctuations between the U.S. dollar and various foreign currencies, the most significant of which are the British Pound and the Euro. In order to manage foreign currency risk, at times we enter into foreign exchange forward contracts to mitigate risks associated with changes in spot exchange rates of mainly non-functional currency denominated assets or liabilities of our foreign subsidiaries. In general, the market risk related to these contracts is offset by corresponding gains and losses on the hedged transactions. By working only with major banks and closely monitoring current market conditions, we seek to limit the risk that counterparties to these contracts may be unable to perform. We do not enter into derivative contracts for trading purposes. As of December 31, 2023, we did not have any outstanding foreign exchange forward contracts.
Interest Rate Fluctuation Risk
We are exposed to interest rate risk through our borrowing activities. As of December 31, 2023, there was no outstanding balance under the Current A&R Credit Agreement, and the net carrying amount under our convertible senior notes was $569.7 million. Although our convertible senior notes are based on a fixed rate, changes in interest rates could impact the fair value of such notes. As of December 31, 2023, the fair market value of our convertible senior notes was $527.2 million. Refer to Note 5, Fair Value of Financial Instruments, and Note 11, Convertible Senior Notes, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information.
We have used, and in the future we may use, interest rate swap agreements to protect against adverse fluctuations in interest rates by reducing our exposure to variability in cash flows relating to interest payments on a portion of our outstanding debt. We do not hold or issue any derivative financial instruments for speculative trading purposes. As of December 31, 2023, we did not have any outstanding interest rate swap agreements.
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
Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2023 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 using the criteria for effective internal control over financial reporting as described in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO Criteria). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

Deloitte & Touche LLP, an independent registered public accounting firm, has issued its attestation report on our internal control over financial reporting as of December 31, 2023, which is included in Part IV, Item 15 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the year ended December 31, 2023.
ITEM 9B.    OTHER INFORMATION
Securities Trading Plans of Directors and Officers
During the three months ended December 31, 2023, none of our directors or officers adopted or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408(a) of Regulation S-K).
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III
Certain information required by Part III is omitted from this Annual Report on Form 10-K because the registrant will file with the United States Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A in connection with the solicitation of proxies for Omnicell’s Annual Meeting of Stockholders expected to be held in May 2024 (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information included therein is incorporated herein by reference.
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
ITEM 16.    FORM 10-K SUMMARY
None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Omnicell, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Omnicell, Inc. and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2024, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
The Company records write-downs for excess and slow-moving inventory based on the Company’s estimate of demand for its products, potential obsolescence of technology, product life cycles, and whether pricing trends or forecasts indicate that the carrying value of inventory exceeds its estimated selling price. These estimates require management judgment and are impacted by market and economic conditions, technology changes, and new product introductions. The Company’s consolidated inventory balance is $110.1 million as of December 31, 2023.
We identified the inventory valuation as a critical audit matter because of the assumptions and judgments made by management to estimate the excess and slow-moving inventory, especially considering the presence of inventory with evolving product life cycles. The analysis of equipment-related inventory valuation required a high degree of auditor judgment when performing audit procedures to evaluate qualitative and quantitative factors considered and the reasonableness of the relevant management assumptions and judgments.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures over the inventory valuation included the following, among others:

•    We tested the effectiveness of internal controls over inventory for valuation.
•    We evaluated the appropriateness of management’s method, assumptions, and judgments used in developing their estimate of the excess and slow-moving equipment-related inventory, which included consideration of demand for its products, potential obsolescence of technology, and product life cycles.
•    We tested certain underlying data used and considered in the excess and obsolete equipment-related inventory assessment, including the amount of inventory on hand and forecasted demand.
•    We compared actual equipment-related inventory usage and write-off activity in the current year to the excess and obsolete estimates by management of individual equipment-related inventory items selected for testing in the prior year to evaluate management’s ability to make reasonably accurate estimates.
•    We evaluated the valuation of excess and obsolete equipment-related inventory for understatement by making selections of equipment-related individual inventory items and evaluating the appropriateness of the equipment-related inventory valuation and management judgments based on relevant product-specific information. These procedures also included certain inquiries of purchasing employees.
Capitalized Software - Internal Software Development Costs — Refer to Notes 1 and 7 to the financial statements
Critical Audit Matter Description
The Company capitalizes certain costs related to computer software developed or obtained for internal use when costs are incurred in the application development phase and amortizes these costs over the estimated lives of the software. The determination of whether a project’s software development costs are capitalized or expensed could have a significant impact on the financial statements. The Company capitalized $32.2 million of costs related to the application development of enterprise-level software and its subscription and cloud-based offerings in the year ended December 31, 2023.
We identified management’s determination of internal use capitalized software development costs to be a critical audit matter. Evaluating the Company’s determination of the project and related software development activities to be capitalized under relevant accounting guidance, including the extent to which software development costs incurred were capitalized, required subjective auditor judgment.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures to assess the appropriateness of capitalized internal software development costs included the following, among others:
•    We tested the effectiveness of internal controls related to management’s capitalized internal software development costs.
•    We obtained an understanding of management’s process for evaluating internal software development costs and the nature of internal software development costs capitalized.
•    We tested management’s method of calculating capitalized internal software development costs. For a sample of projects, we performed audit procedures to agree capitalized labor costs to time records and made certain inquiries of project members to further assess the reasonableness of time allocated to the selected projects.
•    For a sample of internal software development projects, we obtained an understanding of the new software enhancements and features planned for development by reviewing management’s project documentation and inquiring of project managers and engineers.
•    For a sample of internal software development projects, we tested the timing of internal software development cost recognition as either a capitalized or an expensed development cost. We also inquired of project managers and engineers regarding when application development was reached and observed the new features developed.

/s/ Deloitte & Touche LLP
San Jose, California
February 28, 2024
We have served as the Company’s auditor since 2014.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Omnicell, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Omnicell, Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 28, 2024, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP
San Jose, California
February 28, 2024

OMNICELL, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022

	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$467,972	$330,362
Accounts receivable and unbilled receivables, net of allowances of $5,564 and $5,153, respectively	252,025	299,469
Inventories	110,099	147,549
Prepaid expenses	25,966	27,070
Other current assets	71,509	77,362
Total current assets	927,571	881,812
Property and equipment, net	108,601	93,961
Long-term investment in sales-type leases, net	42,954	32,924
Operating lease right-of-use assets	24,988	38,052
Goodwill	735,810	734,274
Intangible assets, net	211,173	242,906
Long-term deferred tax assets	32,901	22,329
Prepaid commissions	52,414	59,483
Other long-term assets	90,466	105,017
Total assets	$2,226,878	$2,210,758

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$45,028	$63,389
Accrued compensation	51,754	73,455
Accrued liabilities	149,276	172,655
Deferred revenues, net	121,734	118,947
Total current liabilities	367,792	428,446
Long-term deferred revenues	58,622	37,385
Long-term deferred tax liabilities	1,620	2,095
Long-term operating lease liabilities	33,910	39,405
Other long-term liabilities	6,318	6,719
Convertible senior notes, net	569,662	566,571
Total liabilities	1,037,924	1,080,621
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value, 100,000 shares authorized; 55,822 and 55,030 shares issued; 45,539 and 44,747 shares outstanding, respectively	56	55
Treasury stock at cost, 10,283 shares outstanding, respectively	(290,319)	(290,319)
Additional paid-in capital	1,122,292	1,046,760
Retained earnings	370,357	390,728
Accumulated other comprehensive loss	(13,432)	(17,087)
Total stockholders’ equity	1,188,954	1,130,137
Total liabilities and stockholders’ equity	$2,226,878	$2,210,758
The accompanying notes are an integral part of these Consolidated Financial Statements.

OMNICELL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2023	2022	2021

	(In thousands, except per share data)
Revenues:
Product revenues	$708,561	$903,222	$812,512
Services and other revenues	438,551	392,725	319,506
Total revenues	1,147,112	1,295,947	1,132,018
Cost of revenues:
Cost of product revenues	414,106	493,626	422,855
Cost of services and other revenues	236,166	213,334	154,510
Total cost of revenues	650,272	706,960	577,365
Gross profit	496,840	588,987	554,653
Operating expenses:
Research and development	97,115	104,969	75,716
Selling, general, and administrative	434,593	486,341	389,430
Total operating expenses	531,708	591,310	465,146
Income (loss) from operations	(34,868)	(2,323)	89,507
Interest and other income (expense), net	14,760	(130)	(23,500)
Income (loss) before income taxes	(20,108)	(2,453)	66,007
Provision for (benefit from) income taxes	263	(8,101)	(11,842)
Net income (loss)	$(20,371)	$5,648	$77,849
Net income (loss) per share:
Basic	$(0.45)	$0.13	$1.79
Diluted	$(0.45)	$0.12	$1.62
Weighted-average shares outstanding:
Basic	45,212	44,398	43,475
Diluted	45,212	45,891	47,943
The accompanying notes are an integral part of these Consolidated Financial Statements.

OMNICELL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2023	2022	2021

	(In thousands)
Net income (loss)	$(20,371)	$5,648	$77,849
Other comprehensive income (loss):
Foreign currency translation adjustments	3,655	(8,680)	(2,885)
Other comprehensive income (loss)	3,655	(8,680)	(2,885)
Comprehensive income (loss)	$(16,716)	$(3,032)	$74,964
The accompanying notes are an integral part of these Consolidated Financial Statements.

OMNICELL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
	Shares	Amount	Shares	Amount

	(In thousands)
Balances as of December 31, 2020	52,677	$53	(9,894)	$(238,109)	$920,359	$290,722	$(5,522)	$967,503
Net income	—	—	—	—	—	77,849	—	77,849
Other comprehensive loss	—	—	—	—	—	—	(2,885)	(2,885)
Share-based compensation	—	—	—		53,160	—	—	53,160
Issuance of common stock under employee stock plans	1,396	1	—	—	67,347	—	—	67,348
Tax payments related to restricted stock units	—	—	—	—	(16,286)	—	—	(16,286)
Balances as of December 31, 2021	54,073	54	(9,894)	(238,109)	1,024,580	368,571	(8,407)	1,146,689
Net income	—	—	—	—	—	5,648	—	5,648
Other comprehensive loss	—	—	—	—	—	—	(8,680)	(8,680)
Stock repurchases	—	—	(389)	(52,210)	—	—	—	(52,210)
Share-based compensation	—	—	—	—	68,247	—	—	68,247
Issuance of common stock under employee stock plans	957	1	—	—	40,181	—	—	40,182
Tax payments related to restricted stock units		—	—	—	(13,506)	—	—	(13,506)
Cumulative effect of a change in accounting principle related to convertible debt	—	—	—	—	(72,742)	16,509	—	(56,233)
Balances as of December 31, 2022	55,030	55	(10,283)	(290,319)	1,046,760	390,728	(17,087)	1,130,137
Net loss	—	—	—	—	—	(20,371)	—	(20,371)
Other comprehensive income	—	—	—	—	—	—	3,655	3,655
Share-based compensation	—	—	—	—	59,683	—	—	59,683
Issuance of common stock under employee stock plans	792	1	—	—	23,215	—	—	23,216
Tax payments related to restricted stock units	—	—	—	—	(7,366)	—	—	(7,366)
Balances as of December 31, 2023	55,822	$56	(10,283)	$(290,319)	$1,122,292	$370,357	$(13,432)	$1,188,954
The accompanying notes are an integral part of these Consolidated Financial Statements.

OMNICELL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022	2021

	(In thousands)
Operating Activities
Net income (loss)	$(20,371)	$5,648	$77,849
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	87,319	86,931	72,990
Loss on disposal of property and equipment	2,572	678	433
Share-based compensation expense	55,300	68,247	53,160
Deferred income taxes	(11,047)	(37,316)	(3,272)
Amortization of operating lease right-of-use assets	8,239	12,238	11,941
Impairment and abandonment of operating lease right-of-use assets related to facilities	9,998	9,382	—
Impairment of internal-use and external-use software development costs, net	—	1,275	—
Impairment of certain long-lived assets	1,014	—	—
Amortization of debt issuance costs	4,397	4,164	3,440
Amortization of discount on convertible senior notes	—	—	18,608
Changes in operating assets and liabilities:
Accounts receivable and unbilled receivables	49,150	(60,357)	(40,973)
Inventories	38,016	(30,115)	(25,695)
Prepaid expenses	1,149	(4,671)	(5,678)
Other current assets	(6,821)	6,360	2,801
Investment in sales-type leases	(10,411)	(15,354)	3,346
Prepaid commissions	7,069	4,312	(6,876)
Other long-term assets	2,111	5,027	(3,258)
Accounts payable	(17,525)	(7,754)	29,084
Accrued compensation	(21,461)	2,446	12,312
Accrued liabilities	(10,343)	16,651	34,859
Deferred revenues	24,058	24,469	24,179
Operating lease liabilities	(10,918)	(13,781)	(12,503)
Other long-term liabilities	(401)	(699)	(14,938)
Net cash provided by operating activities	181,094	77,781	231,809
Investing Activities
External-use software development costs	(13,542)	(13,204)	(29,368)
Purchases of property and equipment	(41,474)	(47,536)	(28,967)
Business acquisitions, net of cash acquired	—	(3,392)	(354,163)
Purchase price adjustments from business acquisitions	—	5,463	—
Net cash used in investing activities	(55,016)	(58,669)	(412,498)
Financing Activities
Payments for debt issuance costs for revolving credit facility	(2,967)	—	—
Proceeds from issuances under stock-based compensation plans	23,216	40,182	67,348
Employees’ taxes paid related to restricted stock units	(7,366)	(13,506)	(16,286)
Stock repurchases	—	(52,210)	—
Change in customer funds, net	10,537	4,581	(3,699)
Net cash provided by (used in) financing activities	23,420	(20,953)	47,363
Effect of exchange rate changes on cash and cash equivalents	(1,354)	(944)	(974)
Net increase (decrease) in cash, cash equivalents, and restricted cash	148,144	(2,785)	(134,300)
Cash, cash equivalents, and restricted cash at beginning of period	352,835	355,620	489,920
Cash, cash equivalents, and restricted cash at end of period	$500,979	$352,835	$355,620
The accompanying notes are an integral part of these Consolidated Financial Statements.

OMNICELL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Year Ended December 31,
	2023	2022	2021

	(In thousands)
Reconciliation of cash, cash equivalents, and restricted cash to the Consolidated Balance Sheets:
Cash and cash equivalents	$467,972	$330,362	$349,051
Restricted cash included in other current assets	33,007	22,473	6,569
Cash, cash equivalents, and restricted cash at end of period	$500,979	$352,835	$355,620

Supplemental cash flow information
Cash paid for interest	$1,438	$1,438	$1,917
Income taxes paid (refunds received), net	$20,209	$19,005	$(1,733)

Supplemental disclosure of non-cash investing activities
Unpaid purchases of property and equipment	$877	$892	$883
Transfers between inventory and property and equipment, net	$—	$314	$1,876
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
Use of Estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements. These estimates are based on historical experience and various other assumptions that management believes to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact the Company in the future, actual results may be different from the estimates. The Company’s critical accounting policies are those that affect its financial statements materially and involve difficult, subjective, or complex judgments by management. Those policies are revenue recognition; allowance for credit losses for accounts receivable and unbilled receivables; notes receivable from investment in sales-type leases; operating lease right-of-use assets and liabilities; inventory valuation; internal-use and external-use software development costs; impairment of goodwill; purchased intangibles and long-lived assets; fair value of assets acquired and liabilities assumed in business combinations; share-based compensation; and accounting for income taxes. As of December 31, 2023, the Company is not aware of any events or circumstances that would require an update to its estimates, judgments, or revisions to the carrying value of its assets or liabilities.
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
Parties to the contract have approved the contract (in writing, orally, or in accordance with other customary business practices) and are committed to perform their respective obligations. A majority of the Company’s contracts are evidenced by a non-cancelable written agreement. Contracts for consumable products are generally evidenced by an order placed via our online portal, phone, or a purchase order.
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
Distinct goods or services are identified as performance obligations. A series of distinct goods or services that are substantially the same and that have the same pattern of transfer to the customer are considered a single performance obligation. Where a good or service is determined not to be distinct, the Company combines the good or service with other promised goods or services until a bundle of goods or services that is distinct is identified. To identify its performance obligations, the Company considers all products or services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices. When performance obligations are included in separate contracts, the Company considers an entire customer arrangement to determine if separate contracts should be considered combined for the purposes of revenue recognition. Most of the Company’s sales, other than renewals of support and maintenance, contain multiple performance obligations, with a combination of hardware systems, software products, support and maintenance, and professional services.
The transaction price of a contract is determined based on the fixed consideration, net of an estimate for variable consideration such as various discounts or rebates provided to customers. As a result of the Company’s commercial selling practices, contract prices are generally fixed with minimal, if any, variable consideration.
The transaction price is allocated to separate performance obligations proportionally based on the standalone selling price of each performance obligation. Standalone selling price is best evidenced by the price the Company charges for the good or service when selling it separately in similar circumstances to similar customers. Other than for the renewal of annual technical services contracts, the Company’s products and services are not generally sold separately. The Company uses an amount discounted from the list price as a best estimated selling price.
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
The portion of the transaction price allocated to the Company’s unsatisfied performance obligations for which invoicing has occurred is recorded as deferred revenues, net of deferred cost of goods sold. Deferred revenues from product sales primarily relate to delivered and invoiced products, pending installation and acceptance. Deferred revenues from service contracts primarily relate to services that have been invoiced, where services have not yet been provided. Short-term deferred revenues are expected to be recognized within the next twelve months. Long-term deferred revenues substantially consist of deferred revenues on long-term technical and Advanced Services contracts which have been invoiced and are expected to be recognized as revenue beyond twelve months, generally not more than ten years.
In addition, the Company has remaining performance obligations associated with contracts for which the associated products have been accepted or associated services have started, but where invoicing has not yet occurred and therefore are not reflected in deferred revenue. These remaining performance obligations are comprised of the non-variable portions of technical services and Advanced Services provided under non-cancellable contracts with minimum commitments. Remaining performance obligations which are not included in deferred revenues are $353.9 million as of December 31, 2023. Remaining performance obligations are expected to be recognized ratably over the remaining terms of the associated contracts, which terms vary but are generally not more than ten years. Remaining performance obligations do not include product obligations, services where the associated product has not been accepted, services which have not yet started, variable portions of services, and certain other obligations.
Revenues, contract assets, and contract liabilities are recorded net of associated taxes.
The Company generally invoices customers for products upon shipment. Invoicing associated with the service portion of agreements is generally periodic and is billed on a monthly, quarterly, or annual basis, and in certain circumstances, multiple years are billed at one time. Advanced Services agreements are generally invoiced periodically on a monthly, quarterly or annual basis over the life of the agreement. In certain circumstances portions of these agreements may be invoiced lump sum.
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
A portion of the Company’s sales are made to customers who are members of Group Purchasing Organizations (“GPOs”), each of which functions as a purchasing agent on behalf of member hospitals and other healthcare providers. The Company also has a Federal Supply Schedule Contract with the Department of Veterans Affairs (the “GSA Contract”), allowing the Department of Veterans Affairs, the Department of Defense, and other federal government customers to purchase the Company’s products. Pursuant to the terms of GPO agreements and the GSA Contract, each member or agency contracts directly with Omnicell and can purchase the Company’s products at pre-negotiated contract terms and pricing. GPOs are often fully or partially owned by the Company’s customers, and the Company pays fees to the GPO on completed contracts. The Company also pays the Industrial Funding Fee (“IFF”) to the Department of Veterans Affairs under the GSA Contract. The Company considers these fees consideration paid to customers and records them as reductions to revenue. Fees to GPOs and the IFF were $11.2 million, $17.6 million, and $17.5 million for the years ended December 31, 2023, 2022, and 2021, respectively. The accounts receivable balances are with individual members of the GPOs and federal agencies that purchase under the GSA Contract, and therefore no significant concentration of credit risk exists. During the year ended December 31, 2023, sales to members of the ten largest GPOs and federal agencies that purchase under the GSA Contract accounted for approximately 64% of the Company’s total consolidated revenues.
Contract Assets and Contract Liabilities
A contract asset is a right to consideration in exchange for goods or services that the Company has transferred to a customer when that right is conditioned on something other than the passage of time. A receivable will be recorded on the balance sheet when the Company has unconditional rights to consideration. A contract liability is an obligation to transfer goods or services for which the Company has received consideration, or for which an amount of consideration is due from the customer. Contract liabilities include customer deposits under non-cancelable contracts, and current and non-current deferred revenue balances. The Company’s contract balances are reported in a net contract asset or liability position on a contract-by-contract basis at the end of each reporting period.
Significant changes in the contract assets and the contract liabilities balances during the period are the result of the issuance of invoices and recognition of deferred revenues in the normal course of business. The contract modifications entered into during the year ended December 31, 2023 did not have a significant impact on the Company’s contract assets or deferred revenues.
Contract Costs
The Company has determined that certain incentive portions of its sales commission plans require capitalization since these payments are directly related to sales achieved during a time period. These commissions are earned on the basis of: (i) the value of new bookings for connected devices, software products, and Advanced Services, provided that for Advanced Services a commission will only be paid on the amount that represents the minimum commitment and (ii) the value of new orders for consumables. Since there are no commensurate commissions earned on renewal of the service bookings, the Company concluded that the capitalized asset is related to services provided under both the initial contract and renewal periods. The Company applies a practical expedient to account for the incremental costs of obtaining a contract as part of a portfolio of contracts with similar characteristics as the Company expects the effect on the financial statements of applying the practical expedient would not differ materially from applying the accounting guidance to the individual contracts within the portfolio. A pool of contracts is defined as all contracts booked in a particular quarter. The amortization for the capitalized asset is an estimate of the pool’s original contract term, generally one to five years, plus an estimate of future customer renewal periods resulting in a total amortization period of ten years. Costs to obtain a contract are allocated amongst performance obligations and recognized as sales and marketing expense consistent with the pattern of revenue recognition. In accordance with GAAP, while certain compensation elements are expensed as incurred, a portion of the pool’s capitalized asset is recorded as an expense over the first seven quarters after booking, which represents the estimated period during which the product revenue associated with the contract is recorded. The remaining capitalized contract costs are recorded as expense ratably over the ten year estimated initial and renewal service periods. The Company recognized contract cost expense of $23.3 million, $30.6 million, and $25.8 million during the years ended December 31, 2023, 2022, and 2021, respectively. The commission expenses paid or due to be paid as of the consolidated balance sheet date to be recognized in future periods are recorded in long-term prepaid commissions on the Consolidated Balance Sheets. Capitalized costs are periodically reviewed for impairment. There was no impairment loss recorded related to capitalized prepaid commissions as of and for the year ended December 31, 2023.
Lessor Leases
The Company determines if an arrangement is or contains a lease at inception. The transaction price is allocated to separate performance obligations, generally consisting of a combination of hardware systems, software products, support and maintenance, and professional services, proportionally based on the standalone selling price of each performance obligation. Standalone selling price is best evidenced by the price the Company charges for the good or service when selling it separately in similar circumstances to similar customers. Other than for the renewal of annual technical services contracts, the Company’s products and services are not generally sold separately. The Company uses an amount discounted from the list price as a best estimated selling price.
Sales-Type Leases
The Company enters into non-cancelable sales-type lease arrangements with the leases varying in length from one to ten years, most of which do not have an option to extend the lease term. At the end of the lease term, the customer must either return the equipment or negotiate a new agreement, resulting in a new purchase or lease transaction. Failure of the customer to either return the equipment or negotiate a new agreement results in the contract becoming a month-to-month rental. Certain sales-type leases automatically renew for successive one-year periods at the end of each lease term without written notice from the customer. The Company’s sales-type lease agreements do not contain any material residual value guarantees.
For sales-type leases, the Company recognizes revenues for its hardware and software products, net of lease execution costs, post-installation product maintenance, professional services associated with Advanced Services offerings, and technical support, at the net present value of the lease payment stream upon customer acceptance. The Company recognizes service revenues associated with sales-type leases ratably over the term of the agreement in service revenues in the Consolidated Statements of Operations. The Company recognizes interest income from sales-type leases using the effective interest method. Both hardware and software revenues, and interest income from sales-types leases are recorded in product revenues in the Consolidated Statements of Operations.
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

The allowance for credit losses is presented in the Consolidated Balance Sheets as a deduction from the respective asset balance. As of December 31, 2023 and 2022, the allowance for credit losses for long-term unbilled receivables and net investment in sales-type leases were not material.
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
Sales of Accounts Receivable
The Company records the sale of its accounts receivables in accordance with accounting guidance for transfers and servicing of financial assets. The Company transferred non-recourse accounts receivable totaling $5.7 million, $45.3 million, and $46.7 million during the years ended December 31, 2023, 2022, and 2021, respectively, which approximated fair value, to leasing companies on a non-recourse basis. Accounts receivable balance included approximately $1.1 million and $6.7 million due from third-party leasing companies for transferred non-recourse accounts receivable as of December 31, 2023 and 2022, respectively.
Cash and Cash Equivalents
The Company classifies all highly-liquid investments with original maturities of three months or less as cash equivalents. The Company’s cash and cash equivalent balances include bank accounts and highly-liquid U.S. Government money market funds held in sweep and asset management accounts with financial institutions of high credit quality. The Company continuously monitors the credit worthiness of the financial institutions in which it invests. The Company has not experienced any credit losses from its cash equivalents. Cash and cash equivalents were $468.0 million and $330.4 million as of December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, cash equivalents were $451.0 million and $301.0 million, respectively, which consisted of money market funds held in sweep and asset management accounts.
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
The Company has a supply agreement with one primary supplier for construction and supply of several sub-assemblies and inventory management of sub-assemblies used in its hardware products. There are no minimum purchase requirements. The contract with the Company’s supplier may be terminated by either the supplier or by the Company without cause and at any time upon delivery of six months’ notice. Purchases from this supplier were $65.8 million, $105.7 million, and $103.2 million for the years ended December 31, 2023, 2022, and 2021, respectively.
Shipping Costs
Outbound freight billed to customers is recorded as product revenue. The related shipping and handling costs are expensed as part of selling, general, and administrative expense. Shipping and handling expenses were $18.6 million, $24.5 million, and $18.2 million for the years ended December 31, 2023, 2022, and 2021, respectively.
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
The Company capitalizes costs related to computer software developed or obtained for internal-use in accordance with ASC 350-40, Internal-Use Software. Software developed or obtained for internal-use includes certain costs for the development of the Company’s subscription and cloud-based offerings sold to its customers, as well as enterprise-level business and finance software that the Company customizes to meet its specific operational needs. Costs incurred in the application development phase are capitalized and amortized over their useful lives, which is generally five years. Costs recognized in the preliminary project phase and the post-implementation phase are expensed as incurred. The Company capitalized $32.2 million and $33.0 million of costs related to the application development of enterprise-level software and its subscription and cloud-based offerings, which are included in property and equipment during the years ended December 31, 2023 and 2022, respectively. Capitalized costs related to computer software developed or obtained for internal-use are included in purchases of property and equipment in the Consolidated Statements of Cash Flows.
Depreciation and amortization is computed by use of the straight-line method over the estimated useful lives of the assets as stated below:

Purchased software and internal-use software development costs	3 - 5 years
Leasehold and building improvements	Shorter of the lease term or the estimated useful life
Furniture and fixtures	5 - 7 years
Equipment	2 - 12 years
External-Use Software Development Costs
The Company capitalizes certain software development costs in accordance with ASC 985-20, Costs of Software to Be Sold, Leased, or Marketed, under which those costs incurred subsequent to the establishment of technological feasibility may be capitalized and amortized over the estimated lives of the related products. The Company establishes technological feasibility when it completes a detail program design or a working model. The Company amortizes development costs over the estimated lives of the related products, which is generally five years. All development costs prior to the completion of a detail program design or a working model are recognized as research and development expense. The Company capitalized external-use software development costs of $14.6 million and $13.2 million, that were included in other long-term assets as of December 31, 2023 and 2022, respectively.
Lessee Leases
The Company determines if an arrangement is or contains a lease at inception. Operating lease right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As most of its lease contracts do not provide an implicit rate, the Company uses its incremental borrowing rate based on information available at the commencement date in determining the present value of the lease payments. Lease expense is recognized on a straight-line basis over the lease term. The Company does not recognize a right-of-use asset and a lease liability for leases with an initial term of twelve months or less. The Company elected the practical expedient to not separate lease components from nonlease components and applied that practical expedient to all material classes of leased assets.
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
The Company elected to perform a quantitative impairment assessment analysis as of October 1, 2023 for its reporting unit. The Company determined that the fair value of the reporting unit exceeded the carrying value and thus no impairment was indicated. Based on the result of this analysis, an impairment does not exist as of December 31, 2023, and there were no accumulated impairment losses.

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
The Company assesses the impairment of identifiable intangible assets whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable. Recoverability of an asset is measured by the comparison of the carrying amount to the sum of the undiscounted estimated future cash flows the asset is expected to generate, offset by estimated future costs to dispose of the product to which the asset relates. If an asset is considered to be impaired, the amount of such impairment would be measured as the difference between the carrying amount of the asset and its fair value. The Company’s cash flow assumptions are based on historical and forecasted future revenue, operating costs, and other relevant factors. Assumptions and estimates about the remaining useful lives of the Company’s intangible assets are subjective and are affected by changes to its business strategies. If management’s estimates of future operating results change, or if there are changes to other assumptions, the estimate of the fair value of the Company’s assets could change significantly. Such change could result in impairment charges in future periods, which could have a significant impact on the Company’s operating results and financial condition. For the years ended December 31, 2023 and 2022, there were no events or changes in circumstances to indicate that intangible assets carrying amounts may not be recoverable.
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
Recently Adopted Authoritative Guidance
In October 2021, the Financial Accounting Standards Board (“FASB”) issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The update addresses diversity in practice by requiring that an acquirer recognize and measure contract assets and liabilities acquired in a business combination in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. The Company adopted ASU 2021-08 beginning January 1, 2023 and will apply the guidance prospectively to acquisitions occurring on or after the adoption date.
Recently Issued Authoritative Guidance
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose significant segment expenses that are regularly provided to the CODM. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. The amendments are effective for the Company’s annual periods beginning January 1, 2024, and for interim periods within fiscal years beginning January 1, 2025. Retrospective application is required, with early adoption permitted. The Company is currently evaluating the impact ASU 2023-07 will have on its consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The amendments are effective for the Company’s annual periods beginning January 1, 2025, with early adoption permitted, and should be applied either prospectively or retrospectively. The Company is currently evaluating the impact ASU 2023-09 will have on its consolidated financial statements.
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

Pro Forma Financial Information
The following table presents certain unaudited pro forma consolidated financial information for the year ended December 31, 2021 as if the FDS Amplicare, ReCept, and MarkeTouch Media acquisitions had been completed on January 1, 2020. The pro forma effects of the Hub and Spoke Innovations acquisition were not material to the Company’s consolidated results of operations. The unaudited pro forma financial information is presented for informational purposes only, and is not indicative of what would have occurred had the acquisitions taken place on those respective dates. The unaudited pro forma financial information combines the historical results of the acquisitions with the Company’s consolidated historical results and includes certain adjustments including, but not limited to, amortization and depreciation of intangible assets and property and equipment acquired; imputed interest, interest expense, and amortization of debt issuance costs related to acquisitions, as applicable; and certain acquisition-related costs incurred.

Year Ended December 31,
2021

(In thousands)
Pro forma revenues	$1,195,473
Pro forma net income	$79,981
Note 3.    Revenues
Disaggregation of Revenues
The following table summarizes the Company’s revenues disaggregated by revenue type for the years ended December 31, 2023, 2022, and 2021:

	Year Ended December 31,
	2023	2022	2021

	(In thousands)
Connected devices, software licenses, and other	$623,584	$827,917	$739,074
Consumables	84,977	75,305	73,438
Technical services	225,831	206,687	206,989
Advanced Services	212,720	186,038	112,517
Total revenues	$1,147,112	$1,295,947	$1,132,018
The following table summarizes the Company’s revenues disaggregated by geographic region, which is determined based on customer location, for the years ended December 31, 2023, 2022, and 2021:

	Year Ended December 31,
	2023	2022	2021

	(In thousands)
United States	$1,011,380	$1,168,202	$1,020,788
Rest of world (1)	135,732	127,745	111,230
Total revenues	$1,147,112	$1,295,947	$1,132,018
_________________________________________________
(1)    No individual country represented more than 10% of total revenues.

Contract Assets and Contract Liabilities
The following table reflects the Company’s contract assets and contract liabilities:

	December 31,
	2023	2022

	(In thousands)
Short-term unbilled receivables, net (1)	$22,524	$25,763
Long-term unbilled receivables, net (2)	11,850	14,744
Total contract assets	$34,374	$40,507

Short-term deferred revenues, net	$121,734	$118,947
Long-term deferred revenues	58,622	37,385
Total contract liabilities	$180,356	$156,332
_________________________________________________
(1)     Included in accounts receivable and unbilled receivables in the Consolidated Balance Sheets.
(2)    Included in other long-term assets in the Consolidated Balance Sheets.
Short-term deferred revenues, net of $121.7 million and $118.9 million include deferred revenues from product sales and service contracts, net of deferred cost of sales of $12.4 million and $15.8 million, as of December 31, 2023 and 2022, respectively. During the year ended December 31, 2023, the Company recognized revenues of $115.7 million that were included in the corresponding gross short-term deferred revenues balance of $134.7 million as of December 31, 2022.
Significant Customers
There were no customers that accounted for more than 10% of the Company’s total revenues for the years ended December 31, 2023, 2022, and 2021. Also, there were no customers that accounted for more than 10% of the Company’s accounts receivable balance as of December 31, 2023 and 2022.
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

The basic and diluted net income (loss) per share calculations for the years ended December 31, 2023, 2022, and 2021 were as follows:

	Year Ended December 31,
	2023	2022	2021

	(In thousands, except per share data)
Net income (loss)	$(20,371)	$5,648	$77,849
Weighted-average shares outstanding – basic	45,212	44,398	43,475
Effect of dilutive securities from stock award plans	—	1,019	2,136
Effect of convertible senior notes	—	474	2,044
Effect of warrants	—	—	288
Weighted-average shares outstanding – diluted	45,212	45,891	47,943
Net income (loss) per share – basic	$(0.45)	$0.13	$1.79
Net income (loss) per share – diluted	$(0.45)	$0.12	$1.62

Anti-dilutive weighted-average shares related to stock award plans	3,368	725	156
Anti-dilutive weighted-average shares related to convertible senior notes and warrants	11,816	5,908	—
Note 5.    Fair Value of Financial Instruments
The Company measures its financial instruments at fair value. The Company’s cash, cash equivalents, and restricted cash are classified within Level 1 of the fair value hierarchy as they are valued primarily using quoted market prices utilizing market observable inputs. The Company’s credit facility is classified within Level 2 as the valuation inputs are based on quoted prices or market observable data of similar instruments. The Company’s convertible senior notes are classified within Level 2 as the valuation inputs are based on quoted prices in an inactive market on the last day in the reporting period. As of December 31, 2023 and 2022, the fair value of the convertible senior notes was $527.2 million and $501.4 million, respectively, compared to their carrying values of $569.7 million and $566.6 million, respectively, which are net of unamortized debt issuance costs. Refer to Note 10, Debt and Credit Agreement, for further information regarding the Company’s credit facility and Note 11, Convertible Senior Notes, for further information regarding the Company’s convertible senior notes.

Note 6.    Balance Sheet Components
Balance sheet details as of December 31, 2023 and 2022 are presented in the tables below:

	December 31,
	2023	2022

	(In thousands)
Inventories:
Raw materials	$51,439	$75,854
Work in process	1,327	9,280
Finished goods	57,333	62,415
Total inventories	$110,099	$147,549

Other current assets:
Funds held for customers, including restricted cash (1)	$43,649	$56,703
Net investment in sales-type leases, current portion	11,867	11,486
Prepaid income taxes	8,279	1,702
Other current assets	7,714	7,471
Total other current assets	$71,509	$77,362

Other long-term assets:
External-use software development costs, net	$66,659	$80,760
Unbilled receivables, net	11,850	14,744
Deferred debt issuance costs	3,718	2,058
Other long-term assets	8,239	7,455
Total other long-term assets	$90,466	$105,017

Accrued liabilities:
Operating lease liabilities, current portion	$10,518	$10,761
Customer fund liabilities	43,649	56,703
Advance payments from customers	10,551	11,556
Rebate liabilities	51,277	42,802
Group purchasing organization fees	4,445	7,723
Taxes payable	2,191	9,642
Other accrued liabilities	26,645	33,468
Total accrued liabilities	$149,276	$172,655
_________________________________________________
(1)    Includes restricted cash of $33.0 million and $22.5 million as of December 31, 2023 and 2022, respectively.
The following table summarizes the changes in accumulated balances of other comprehensive income (loss), which consisted of foreign currency translation adjustments, for the years ended December 31, 2023 and 2022:

(In thousands)
Balance as of December 31, 2021	$(8,407)
Other comprehensive loss	(8,680)
Balance as of December 31, 2022	(17,087)
Other comprehensive income	3,655
Balance as of December 31, 2023	$(13,432)

Note 7.    Property and Equipment
The following table represents the property and equipment balances as of December 31, 2023 and 2022:

	December 31,
	2023	2022

	(In thousands)
Equipment	$95,996	$91,391
Furniture and fixtures	4,500	5,154
Leasehold improvements	17,919	19,510
Purchased software and internal-use software development costs	118,004	76,327
Construction in progress	11,614	28,223
Property and equipment, gross	248,033	220,605
Accumulated depreciation and amortization	(139,432)	(126,644)
Total property and equipment, net	$108,601	$93,961
Depreciation and amortization expense of property and equipment was $27.0 million, $22.8 million, and $20.1 million for the years ended December 31, 2023, 2022, and 2021, respectively.
The geographic location of the Company’s property and equipment, net, is based on the physical location in which it is located. The following table summarizes the geographic information for property and equipment, net, as of December 31, 2023 and 2022:

	December 31,
	2023	2022

	(In thousands)
United States	$104,312	$89,989
Rest of world (1)	4,289	3,972
Total property and equipment, net	$108,601	$93,961
_________________________________________________
(1)    No individual country represented more than 10% of total property and equipment, net.
Note 8.    External-Use Software Development Costs
The carrying amounts of external-use software development costs as of December 31, 2023 and 2022 were as follows:

	December 31,
	2023	2022

	(In thousands)
Gross carrying amount	$239,038	$225,004
Accumulated amortization	(172,379)	(144,244)
External-use software development costs, net (1)	$66,659	$80,760
_________________________________________________
(1)     Included in other long-term assets in the Consolidated Balance Sheets.
The Company recorded $28.7 million, $29.0 million, and $26.4 million to cost of revenues for amortization of external-use software development costs for the years ended December 31, 2023, 2022, and 2021, respectively.

The estimated future amortization expenses for external-use software development costs were as follows:

December 31, 2023

(In thousands)
2024	$25,354
2025	18,331
2026	12,792
2027	6,837
2028	2,980
Thereafter	365
Total	$66,659
Note 9.    Goodwill and Intangible Assets
Goodwill
The following table represents changes in the carrying amount of goodwill:

(In thousands)
Balance as of December 31, 2021	$738,900
Additions (1)	2,549
Measurement period adjustments (1)	(3,770)
Foreign currency exchange rate fluctuations	(3,405)
Balance as of December 31, 2022	734,274
Foreign currency exchange rate fluctuations	1,536
Balance as of December 31, 2023	$735,810
_________________________________________________
(1)     Refer to Note 2, Business Combinations, for further information.

Intangible Assets, Net
The carrying amounts and useful lives of intangible assets as of December 31, 2023 and 2022 were as follows:

	December 31, 2023
	Gross carrying amount	Accumulated amortization	Foreign currency exchange rate fluctuations	Net carrying amount	Useful life (years)

	(In thousands, except for years)
Customer relationships	$307,418	$(115,232)	$(1,326)	$190,860	4 - 30
Acquired technology	84,876	(67,033)	—	17,843	4 - 20
Backlog	1,800	(1,800)	—	—	2
Trade names	9,200	(7,680)	—	1,520	5 - 12
Patents	2,404	(1,454)	—	950	2 - 20
Total intangibles assets, net	$405,698	$(193,199)	$(1,326)	$211,173

	December 31, 2022
	Gross carrying amount	Accumulated amortization	Foreign currency exchange rate fluctuations	Net carrying amount	Useful life (years)

	(In thousands, except for years)
Customer relationships	$311,089	$(99,177)	$(1,514)	$210,398	4 - 30
Acquired technology	92,066	(64,299)	—	27,767	4 - 20
Backlog	1,800	(900)	—	900	2
Trade names	9,200	(6,633)	—	2,567	5 - 12
Patents	2,430	(1,306)	—	1,124	2 - 20
Non-compete agreements	600	(450)	—	150	3
Total intangibles assets, net	$417,185	$(172,765)	$(1,514)	$242,906
Amortization expense of intangible assets was $31.6 million, $35.2 million, and $26.5 million for the years ended December 31, 2023, 2022, and 2021, respectively.
The estimated future amortization expenses for amortizable intangible assets were as follows:

December 31, 2023

(In thousands)
2024	$22,736
2025	21,060
2026	18,080
2027	16,245
2028	15,180
Thereafter	117,872
Total	$211,173
Note 10.    Debt and Credit Agreement
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
Subsequent to the March 29, 2023 amendment, loans under the Prior Revolving Credit Facility bore interest, at the Company’s option, at a rate equal to either (a) the Adjusted Term SOFR (as defined in the Prior A&R Credit Agreement), plus an applicable margin ranging from 1.25% to 2.00% per annum based on the Company’s Consolidated Total Net Leverage Ratio (as defined in the Prior A&R Credit Agreement), or (b) an alternate base rate equal to the highest of (i) the prime rate, (ii) the federal funds rate plus 0.50%, and (iii) the Adjusted Term SOFR for a one month tenor plus 1.00%, plus an applicable margin ranging from 0.25% to 1.00% per annum based on the Company’s Consolidated Total Net Leverage Ratio. Undrawn commitments under the Prior Revolving Credit Facility were subject to a commitment fee ranging from 0.15% to 0.30% per annum based on the Company’s Consolidated Total Net Leverage Ratio on the average daily unused portion of the Prior Revolving Credit Facility. The applicable margin for, and certain other terms of, any term loans under the Prior Incremental Facility would be determined prior to the incurrence of such loans. The Company was permitted to make voluntary prepayments at any time without payment of a premium or penalty.
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
Loans under the Current Revolving Credit Facility bear interest, at the Company’s option, at a rate equal to either (a) the Adjusted Term SOFR (as defined in the Second A&R Credit Agreement), plus an applicable margin ranging from 1.50% to 2.25% per annum based on the Company’s Consolidated Total Net Leverage Ratio (as defined in the Second A&R Credit Agreement), or (b) an alternate base rate equal to the highest of (i) the prime rate, (ii) the federal funds rate plus 0.50%, and (iii) the Adjusted Term SOFR for an interest period of one month plus 1.00%, plus an applicable margin ranging from 0.50% to 1.25% per annum based on the Company’s Consolidated Total Net Leverage Ratio. Undrawn commitments under the Current Revolving Credit Facility are subject to a commitment fee ranging from 0.20% to 0.35% per annum based on the Company’s Consolidated Total Net Leverage Ratio on the average daily unused portion of the Current Revolving Credit Facility. Subject to the terms and conditions of the Current Revolving Credit Facility or Current Incremental Facility the Company is permitted to make voluntary prepayments at any time without payment of a premium or penalty. The availability of funds under the Current Revolving Credit Facility may be subject to reduction in order to maintain compliance with the financial covenants under the Second A&R Credit Agreement.

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
The refinancing of the Prior Credit Agreement was evaluated in accordance with ASC 470-50, Debt - Modifications and Extinguishments. In determining whether the refinancing was to be accounted for as a debt extinguishment or a debt modification, the Company considered whether lenders within the syndicate remained the same or changed and whether the changes in debt terms were substantial. This assessment was performed on an individual lender basis within the syndicate. As a result, the refinancing was accounted for as a modification with the exception of certain lenders that exited the syndicate. The exit of certain lenders resulted in an immaterial write-off of existing unamortized debt issuance costs. The remaining unamortized debt issuance costs related to debt modification, along with the new deferred costs, will be amortized over the remaining term of the Second A&R Credit Agreement.
In connection with the Second A&R Credit Agreement, the Company incurred and capitalized an additional $3.0 million of debt issuance costs. The debt issuance costs are being amortized to interest expense using the straight-line method through 2028.
As of December 31, 2023, the Company had $350.0 million of funds available under the Current Revolving Credit Facility and as of December 31, 2022, the Company had $500.0 million of funds available under the Prior Revolving Credit Facility. As of December 31, 2023 and 2022, the Company had no outstanding balance under the Prior or Current Revolving Credit Facility. The Company was in compliance with all covenants as of December 31, 2023.
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
During the three months ended December 31, 2023 and 2022, none of the conditional conversion features of the Notes were triggered, and therefore, the Notes are not convertible during the first quarter of 2024, commencing on January 1, 2024, and were not convertible during the first quarter of 2023, commencing on January 1, 2023. Accordingly, the Company classified the Notes as a long-term liability in its Consolidated Financial Statements as of December 31, 2023 and 2022. Whether the Notes will be convertible following the first fiscal quarter of 2024 will depend on the satisfaction of the conversion conditions in the future.
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
If the Company undergoes a fundamental change, holders may require, subject to certain exceptions, the Company to repurchase for cash all or any portion of their Notes at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. As of December 31, 2023, none of the criteria for a fundamental change or a conversion rate adjustment had been met.
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
The debt issuance costs associated with the Notes are being amortized to interest expense over the term of the Notes using an effective interest rate of 0.80%. As of December 31, 2023, the remaining life of the Notes and the related issuance cost accretion is approximately 1.7 years.
The maximum number of shares issuable upon conversion, including the effect of a fundamental change and subject to other conversion rate adjustments, would be 5.9 million shares. As of December 31, 2023, the if-converted value of the Notes did not exceed the principal amount.
The Notes consisted of the following balances reported in the Consolidated Balance Sheets as of December 31, 2023 and 2022:

	December 31,
	2023	2022

Principal amount	$575,000	$575,000
Unamortized debt issuance costs	(5,338)	(8,429)
Convertible senior notes, net	$569,662	$566,571

The following table summarizes the components of interest expense resulting from the Notes recognized in interest and other income (expense), net in the Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022 (1)	2021

	(In thousands)
Contractual coupon interest	$1,438	$1,438	$1,438
Amortization of discount	$—	$—	$18,608
Amortization of debt issuance costs	$3,091	$3,066	$2,343
_________________________________________________
(1)    Refer to Note 1, Organization and Summary of Significant Accounting Policies, for further information regarding the adoption of ASU 2020-06, effective January 1, 2022.
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
Note 12.     Lessor Leases
Sales-Type Leases
The following table presents the Company’s income recognized from sales-type leases for the years ended December 31, 2023, 2022, and 2021:

	Year Ended December 31,
	2023	2022	2021

	(In thousands)
Sales-type lease revenues	$36,208	$38,959	$21,887
Cost of sales-type lease revenues	(18,093)	(19,359)	(8,918)
Selling profit on sales-type lease revenues	$18,115	$19,600	$12,969

Interest income on sales-type lease receivables	$2,475	$2,106	$1,869

The receivables as a result of these types of transactions are collateralized by the underlying equipment leased and consist of the following components at December 31, 2023 and 2022:

	December 31,
	2023	2022

	(In thousands)
Net minimum lease payments to be received	$65,017	$50,755
Less: Unearned interest income portion	(10,196)	(6,345)
Net investment in sales-type leases	54,821	44,410
Less: Current portion (1)	(11,867)	(11,486)
Long-term investment in sales-type leases, net	$42,954	$32,924
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
The maturity schedule of future minimum lease payments under sales-type leases retained in-house and the reconciliation to the net investment in sales-type leases reported on the Consolidated Balance Sheets was as follows:

December 31, 2023

(In thousands)
2024	$14,504
2025	12,385
2026	10,113
2027	8,369
2028	7,281
Thereafter	12,365
Total future minimum sales-type lease payments	65,017
Present value adjustment	(10,196)
Total net investment in sales-type leases	$54,821
Operating Leases
The following table represents the Company’s income recognized from operating leases for the years ended December 31, 2023, 2022, and 2021:

	Year Ended December 31,
	2023	2022	2021

	(In thousands)
Rental income	$6,591	$9,460	$10,467
The maturity schedule of future minimum lease payments under operating leases was as follows:

December 31, 2023

(In thousands)
2024	$3,547
2025	842
2026	763
2027	763
2028	571
Total future minimum operating lease payments	$6,486

Note 13.     Lessee Leases
The Company has operating leases for office buildings, data centers, office equipment, and vehicles. The Company’s leases have initial terms of one to twelve years. As of December 31, 2023, the Company did not have any additional material operating leases that were entered into, but not yet commenced.
The maturity schedule of future minimum lease payments under operating leases and the reconciliation to the operating lease liabilities reported on the Consolidated Balance Sheets was as follows:

December 31, 2023

(In thousands)
2024	$12,722
2025	10,609
2026	9,715
2027	8,070
2028	7,650
Thereafter	1,834
Total operating lease payments	50,600
Present value adjustment	(6,172)
Total operating lease liabilities (1)	$44,428
_________________________________________________
(1)    Amount consists of a current and long-term portion of operating lease liabilities of $10.5 million and $33.9 million, respectively. The current portion of the operating lease liabilities is included in accrued liabilities in the Consolidated Balance Sheets.
Operating lease costs were $10.8 million, $18.9 million, and $15.0 million for the years ended December 31, 2023, 2022, and 2021, respectively. Short-term lease costs and variable lease costs were not material for the years ended December 31, 2023, 2022, and 2021. During the year ended December 31, 2023, the Company recorded impairment and abandonment charges to operating lease right-of-use assets of $10.0 million, in connection with restructuring activities to reduce its real estate footprint and for optimization of certain leased facilities. The impairment and abandonment charges were recorded to selling, general, and administrative expenses on the Company’s Consolidated Statements of Operations. Refer to Note 18, Restructuring Expenses, for additional information regarding the Company’s restructuring activities.
The following table summarizes supplemental cash flow information related to the Company’s operating leases for the years ended December 31, 2023, 2022, and 2021:

	Year Ended December 31,
	2023	2022	2021

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities	$13,469	$16,452	$15,625
Right-of-use assets obtained in exchange for new lease liabilities	$6,431	$12,372	$5,503
The following table summarizes the weighted-average remaining lease term and weighted-average discount rate related to the Company’s operating leases as of December 31, 2023 and 2022:

	December 31,
	2023	2022
Weighted-average remaining lease term, years	4.6	5.0
Weighted-average discount rate, %	5.8%	5.7%
Note 14.     Commitments and Contingencies
Purchase Obligations
In the ordinary course of business, the Company issues purchase orders based on its current manufacturing needs. As of December 31, 2023, the Company had non-cancelable purchase commitments of $93.9 million, of which $84.2 million are expected to be paid within the next twelve months.

Ransomware Incident
During the year ended December 31, 2023, the Company did not incur any material expenses or recoveries related to the previously disclosed ransomware incident in May 2022. During the year ended December 31, 2022, the Company incurred $13.6 million of expenses related to the ransomware incident, partially offset by $11.1 million of expected insurance recoveries. Expenses included costs to investigate and remediate the ransomware incident, as well as legal and other professional services, all of which were expensed as incurred. For the year ended December 31, 2022, the Company included net expenses related to the ransomware incident in cost of revenues of $0.3 million, in research and development of $0.2 million, and in selling general and administrative expenses of $2.0 million, in the Company’s Consolidated Statements of Operations.
As of December 31, 2023, the Company has incurred $13.6 million of cumulative expenses related to the ransomware incident since it was detected, partially offset by $12.2 million of insurance recoveries, all of which have been received as of December 31, 2023.
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
Additionally, the Company undertakes indemnification obligations in its ordinary course of business in connection with, among other things, the sale or licensing of its products and the provision of its support services. In the ordinary course of the Company’s business, the Company has in the past and may in the future agree to indemnify another party, generally its business affiliates or customers, against certain losses suffered or incurred by the indemnified party in connection with various types of claims, which may include, without limitation, claims of intellectual property infringement, certain tax liabilities, its gross negligence or intentional acts in the performance of services, and violations of laws. The term of these indemnification obligations is generally perpetual, but typically will not extend beyond the applicable statute of limitation pursuant to applicable law. In general, the Company attempts to limit the maximum potential amount of future payments that it may be required to make under these indemnification obligations to the amounts paid to it by a customer, but in some cases the obligation may not be so limited.
In addition, the Company has in the past and may in the future warrant to its customers that its products will conform to certain representations, which may include functional specifications for a limited period of time following the date of installation (generally not exceeding 30 days) or that its software media is free from material defects. Sales contracts for certain of the Company’s medication packaging systems may have in the past and may in the future include limited warranties for up to six months, but the periodic activity and ending warranty balances the Company records have historically not been material.

From time to time, the Company may also warrant that its professional services will conform to certain representations, which may include that such services will be performed in a good and workmanlike manner or in a professional manner consistent with industry standards. The Company generally seeks to disclaim most warranties, including any implied or statutory warranties such as warranties of merchantability, fitness for a particular purpose, title, quality, and non-infringement, as well as any liability with respect to incidental, consequential, special, exemplary, punitive, or similar damages. In some states, such disclaimers may not be enforceable. If necessary, the Company would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history. The Company has not been subject to any significant claims for such losses and has not incurred any material costs in defending or settling claims related to these indemnification obligations. Accordingly, the Company believes it is unlikely that the Company will be required to pay any material amounts pursuant to these indemnification obligations or potential warranty claims and, therefore, no material liabilities have been recorded for such indemnification obligations as of December 31, 2023 and 2022.
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
There was a total of 3.3 million shares reserved for future issuance under the ESPP as of December 31, 2023.
Stock Award Plans
2009 Equity Incentive Plan
The 2009 Equity Incentive Plan (“2009 Plan”), as amended, provides for the issuance of incentive stock options, RSAs, RSUs, PSUs, and other stock awards to the Company’s employees, directors, and consultants. There were 5.9 million shares of common stock reserved for future issuance under the 2009 Plan as of December 31, 2023.
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

Share-Based Compensation Expense
The following table sets forth the total share-based compensation expense recognized in the Company’s Consolidated Statements of Operations:

	Year Ended December 31,
	2023	2022	2021

	(In thousands)
Cost of product and service revenues	$8,288	$9,067	$7,994
Research and development	6,941	11,368	7,663
Selling, general, and administrative	40,071	47,812	37,503
Total share-based compensation expense	$55,300	$68,247	$53,160
During the year ended December 31, 2023, the Company capitalized approximately $4.4 million of non-cash share-based compensation expense to internal-use and external-use software development costs related to internal labor. The Company did not capitalize any material non-cash share-based compensation expense to inventory during the years ended December 31, 2023, 2022, and 2021, or any material non-cash share-based compensation expense to internal-use and external-use software development costs during the years ended December 31, 2022 and 2021. Income tax benefit (expense) realized from share-based compensation was an expense of $6.5 million for the year ended December 31, 2023, and a benefit of $5.2 million and $26.6 million for the years ended December 31, 2022 and 2021, respectively.
Employee Stock Purchase Plan (“ESPP”)
The following assumptions were used to value shares under the ESPP for the years ended December 31, 2023, 2022, and 2021:

Year Ended December 31,
	2023	2022	2021
Expected life, years	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Expected volatility, %	31.7% - 63.9%	28.8% - 45.6%	27.4% - 53.5%
Risk-free interest rate, %	0.1% - 5.5%	0.1% - 3.2%	0.1% - 2.6%
Dividend yield, %	—%	—%	—%
For the years ended December 31, 2023 and 2022, employees purchased approximately 353,000 and 316,000 shares of common stock, respectively, under the ESPP at a weighted-average price of $46.68 and $67.63, respectively. As of December 31, 2023, the unrecognized compensation cost related to the shares to be purchased under the ESPP was approximately $1.1 million and is expected to be recognized over a weighted-average period of 1.4 years.
Stock Options
The following assumptions were used to value stock options granted pursuant to the 2009 Plan for the years ended December 31, 2023 and 2021. There were no stock options granted during the year ended December 31, 2022:

	Year Ended December 31,
	2023	2021
Expected life, years	3.2	4.9
Expected volatility, %	44.8%	31.5%
Risk-free interest rate, %	3.7%	0.9%
Estimated forfeiture rate, %	10.0%	7.9%
Dividend yield, %	—%	—%

The following table summarizes the stock option activity under the 2009 Plan during the year ended December 31, 2023:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Years	Aggregate Intrinsic Value

	(In thousands, except per share data)
Outstanding at December 31, 2022	2,434	$68.65	6.1	$7,887
Granted	200	55.60
Exercised	(165)	41.01
Expired	(242)	79.49
Forfeited	(204)	74.92
Outstanding at December 31, 2023	2,023	$67.68	4.6	$1,013
Exercisable at December 31, 2023	1,784	$67.18	4.5	$1,013
Vested and expected to vest at December 31, 2023 and thereafter	2,013	$67.64	4.6	$1,013
The weighted-average fair value per share of options granted during the years ended December 31, 2023 and 2021 was 19.48 and 35.17, respectively. The intrinsic value of options exercised during the years ended December 31, 2023, 2022, and 2021 was $3.2 million, $23.9 million, and $88.0 million, respectively. The tax benefit (expense) realized from stock options exercised was expense of $1.3 million for the year ended December 31, 2023, and benefit of $4.4 million and $18.3 million for the years ended December 31, 2022 and 2021, respectively.
As of December 31, 2023, total unrecognized compensation cost related to unvested stock options was $3.3 million, which is expected to be recognized over a weighted-average vesting period of 0.7 years.
Restricted Stock Units (“RSUs”)
The following table summarizes the RSU activity under the 2009 Plan during the year ended December 31, 2023:

	Number of Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Years	Aggregate Intrinsic Value

	(In thousands, except per share data)
Outstanding at December 31, 2022	1,117	$115.75	1.6	$56,297
Granted (Awarded)	695	63.74
Vested (Released)	(335)	113.64
Forfeited	(399)	107.89
Outstanding and unvested at December 31, 2023	1,078	$84.66	1.5	$40,551
The weighted-average grant date fair value per share of RSUs granted during the years ended December 31, 2023, 2022, and 2021 was $63.74, $111.12, and $149.65, respectively. The total fair value of RSUs that vested in the years ended December 31, 2023, 2022, and 2021 was $38.0 million, $30.7 million, and $16.7 million, respectively.
As of December 31, 2023, total unrecognized compensation cost related to RSUs was $64.3 million, which is expected to be recognized over the remaining weighted-average vesting period of 3.0 years.

Restricted Stock Awards (“RSAs”)
The following table summarizes the RSA activity under the 2009 Plan during the year ended December 31, 2023:

	Number of Shares	Weighted-Average Grant Date Fair Value

	(In thousands, except per share data)
Outstanding at December 31, 2022	13	$109.39
Granted (Awarded)	24	70.96
Vested (Released)	(13)	109.39
Outstanding and unvested at December 31, 2023	24	$70.96
The weighted-average grant date fair value per share of RSAs granted during the years ended December 31, 2023, 2022, and 2021 was $70.96, $109.39, and $137.36, respectively. The total fair value of RSAs that vested in the years ended December 31, 2023, 2022, and 2021 was $1.4 million, $1.6 million, and $1.4 million, respectively.
As of December 31, 2023, total unrecognized compensation cost related to RSAs was $0.6 million, which is expected to be recognized over the remaining weighted-average vesting period of 0.4 years.
Performance-Based Stock Unit Awards (“PSUs”)
During the year ended December 31, 2022, the Company granted 56,237 PSUs to its executive officers, none of which became eligible for vesting as the achievement of a certain level of shareholder return was not achieved. During the year ended December 31, 2023, the Company granted 65,000 PSUs to its executive officers, of which 0% to 200% may become eligible for vesting depending on the level of shareholder return for the period from March 1, 2023 through March 1, 2024.
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
PSUs generally vest over periods of up to four years, with one-fourth of the shares vesting approximately one year from the vesting commencement date with respect to initial grants and upon confirmation by the Compensation Committee that the performance target has been met, and the remaining shares generally vesting in equal semi-annual or quarterly installments over the remaining three years. Vesting is contingent upon continued service.
In addition to executive officers’ PSU awards, from time to time, the Company may grant PSUs with specific performance and service conditions to certain employees on an ad hoc basis.
The following table summarizes the PSU activity under the 2009 Plan during the year ended December 31, 2023:

	Number of Shares	Weighted-Average Grant Date Fair Value

	(In thousands, except per share data)
Outstanding at December 31, 2022	135	$147.42
Granted	65	122.29
Vested	(55)	111.05
Forfeited	(70)	153.77
Outstanding and unvested at December 31, 2023	75	$127.14
The weighted-average grant date fair value per share of PSUs granted during the years ended December 31, 2023, 2022, and 2021 was $122.29, $155.27, and $162.16, respectively. The total fair value of PSUs that vested in the years ended December 31, 2023, 2022, and 2021 was $6.1 million, $15.0 million, and $4.4 million, respectively.
As of December 31, 2023, total unrecognized compensation cost related to PSUs was approximately $5.0 million, which is expected to be recognized over the remaining weighted-average vesting period of 1.4 years.

Summary of Shares Reserved for Future Issuance under Equity Incentive Plans
The Company had the following ordinary shares reserved for future issuance under its equity incentive plans as of December 31, 2023:

Number of Shares

(In thousands)
Stock options outstanding	2,023
Non-vested restricted stock awards	1,177
Shares authorized for future issuance	2,669
ESPP shares available for future issuance	3,250
Total shares reserved for future issuance	9,119
401(k) Plan
The Company has established a pre-tax savings plan under Section 401(k) of the Internal Revenue Code of 1986, as amended. The 401(k) Plan allows eligible employees in the United States to voluntarily contribute a portion of their pre-tax salary, subject to a maximum limit specified in the Internal Revenue Code. The Company generally matches 50% of employee contributions up to $3,000, annually. The Company’s contributions under this plan were $7.9 million, $8.1 million, and $6.8 million in the years ended December 31, 2023, 2022, and 2021, respectively.
Note 16.    Stock Repurchase Programs
On August 2, 2016, the Company’s Board of Directors (the “Board”) authorized a stock repurchase program providing for the repurchase of up to $50.0 million of the Company’s common stock (the “2016 Repurchase Program”). The 2016 Repurchase Program is in addition to the stock repurchase program approved by the Board on November 4, 2014 providing for the repurchase of up to $50.0 million of the Company’s common stock (the “2014 Repurchase Program”). During the year ended December 31, 2022, the 2014 Repurchase Program was completed, and as of December 31, 2023, the maximum dollar value of shares that may yet be purchased under the 2016 Repurchase Program was $2.7 million.
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
During the year ended December 31, 2022, the Company repurchased approximately 389,300 shares of its common stock under the repurchase programs at an average price of $134.11 per share for an aggregate purchase price of approximately $52.2 million. During the years ended December 31, 2023 and 2021, the Company did not repurchase any of its outstanding common stock under the stock repurchase programs.

Note 17.     Income Taxes
The following is a geographical breakdown of income (loss) before income taxes:

	Year Ended December 31,
	2023	2022	2021

	(In thousands)
Domestic	$(28,105)	$369	$67,103
Foreign	7,997	(2,822)	(1,096)
Income (loss) before income taxes	$(20,108)	$(2,453)	$66,007
The provision for (benefit from) income taxes consisted of the following:

	Year Ended December 31,
	2023	2022	2021

	(In thousands)
Current:
Federal	$8,556	$17,973	$(7,841)
State	1,471	8,024	187
Foreign	840	192	(234)
Total current income taxes	10,867	26,189	(7,888)
Deferred:
Federal	(8,002)	(25,753)	(2,708)
State	(2,261)	(7,976)	(1,217)
Foreign	(341)	(561)	(29)
Total deferred income taxes	(10,604)	(34,290)	(3,954)
Total provision for (benefit from) income taxes	$263	$(8,101)	$(11,842)

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory federal tax rate as follows:

	Year Ended December 31,
	2023	2022	2021

	(In thousands)
U.S. federal tax provision at statutory rate	$(4,223)	$(515)	$13,861
State taxes	(624)	38	(814)
Section 162(m) limitation	1,286	3,071	6,382
Non-deductible expenses	531	134	363
Uncertain tax positions	(620)	(776)	(835)
Share-based compensation tax expense (benefit)	7,384	(3,264)	(20,717)
Research tax credits	(4,587)	(6,948)	(5,170)
Restructuring impact	—	—	(6,116)
Foreign-derived intangible income deduction	(325)	(753)	(68)
Global intangible low-taxed income inclusion	—	960	195
Foreign rate differential	219	186	(170)
Foreign branch taxes	6	(51)	(9)
Transaction cost	—	68	1,097
Provision to return true up	697	(84)	205
State rate true up	528	(135)	(80)
Other	(9)	(32)	34
Total provision for (benefit from) income taxes	$263	$(8,101)	$(11,842)
On August 16, 2022, the Inflation Reduction Act of 2022, (the “IRA”), was signed into law. Among other things, the IRA imposes a 15% corporate alternative minimum tax for tax years beginning after December 31, 2022, levies a 1% excise tax on net stock repurchases after December 31, 2022, and provides tax incentives to promote clean energy. The provisions of the IRA did not have a material impact on the Company’s results of operations or financial position.
The Organization for Economic Co-Operation and Development (“OECD”) introduced Base Erosion and Profit Shifting (“BEPS”) Pillar Two rules that impose a global minimum tax rate of 15% on multi-national corporations. The rules are effective for the Company’s financial year beginning January 1, 2024. Numerous countries have enacted or substantively enacted legislation to implement these rules. While the Company does not expect Pillar Two to have a material impact on its tax provision or effective tax rate, the Company continues to monitor evolving tax legislation in the jurisdictions in which it operates.

Significant components of the Company’s deferred tax assets (liabilities) were as follows:

	December 31,
	2023	2022

	(In thousands)
Deferred tax assets (liabilities):
Deferred revenues	$11,343	$13,514
Share-based compensation	11,763	12,064
Inventory-related items	5,136	4,567
Tax credit carryforwards	12,505	12,173
Reserves and accruals	5,660	6,244
Loss carryforwards	7,802	10,255
Lease liability	11,457	12,884
Convertible debt	9,649	15,037
Capitalized research and development	41,635	30,881
Other, net	591	1,557
Gross deferred tax assets	117,541	119,176
Valuation allowance	—	—
Total net deferred tax assets	117,541	119,176

Intangibles	(30,366)	(36,357)
Depreciation and amortization	(35,402)	(37,286)
Prepaid expenses	(13,858)	(15,574)
Right-of-use assets	(6,626)	(9,725)
Other, net	(8)	—
Total deferred tax liabilities	(86,260)	(98,942)

Net deferred tax assets	$31,281	$20,234
Deferred income tax assets (liabilities) are provided for temporary differences that will result in future tax deductions or future taxable income, as well as the future benefit of tax credit carryforwards. The Company recognizes deferred tax assets to the extent that it believes these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing temporary differences, projected future taxable income, tax planning strategies, and results of recent operations. As of December 31, 2023 and 2022, the Company does not have a valuation allowance against any of its deferred tax assets.
As of December 31, 2023, the Company had no federal net operating loss carryforward, $19.0 million of state net operating loss carryforwards expiring at various dates beginning in 2029, and $22.3 million of foreign net operating losses carried forward indefinitely. For income tax purposes, the Company had no federal research tax credit carryforward and a California research tax credit carryforward of $20.9 million. California research tax credits are carried forward indefinitely to reduce cash taxes payable.
It is the Company’s practice and intention to reinvest the earnings of its non-U.S. subsidiaries in those operations. As of December 31, 2023, the Company has not made a provision for U.S. federal income, withholding, and state income taxes on the outside basis difference related to certain foreign subsidiaries because earnings are intended to be indefinitely reinvested in operations outside the U.S.
The Company files income tax returns in the United States and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examinations by taxing authorities, including major jurisdictions such as the United States, Germany, Italy, France, the United Kingdom and India. With few exceptions, as of December 31, 2023, the Company was no longer subject to U.S., state, and foreign tax examinations for years before 2020, 2019, and 2019, respectively.

The aggregate change in the balance of gross unrecognized tax benefit, which excludes interest and penalties, for the years ended December 31, 2023, 2022, and 2021:

(In thousands)
Balance as of December 31, 2020	$18,246
Increases related to tax positions taken during a prior period	40
Decreases related to tax positions taken during the prior period	(8,908)
Increases related to tax positions taken during the current period	1,219
Decreases related to expiration of statute of limitations	(1,636)
Balance as of December 31, 2021	8,961
Increases related to tax positions taken during a prior period	3
Decreases related to tax positions taken during the prior period	(59)
Increases related to tax positions taken during the current period	1,629
Decreases related to expiration of statute of limitations	(1,238)
Balance as of December 31, 2022	9,296
Increases related to tax positions taken during a prior period	750
Decreases related to tax positions taken during the prior period	(161)
Increases related to tax positions taken during the current period	1,566
Decreases related to expiration of statute of limitations	(703)
Balance as of December 31, 2023	$10,748
The total amount of gross unrecognized tax benefit that, if realized, would favorably affect the Company’s effective income tax rate in future periods, was $10.7 million and $9.3 million as of December 31, 2023 and 2022, respectively. The Company recognizes interest and penalties related to uncertain tax positions in interest and other income (expense), net in the Consolidated Statements of Operations, accruing $0.2 million, $0.2 million, and $0.3 million for the years ended December 31, 2023, 2022, and 2021, respectively. Accrued interest and penalties are included within other long-term liabilities on the Consolidated Balance Sheets. The combined amount of cumulative accrued interest and penalties was approximately $0.4 million, $0.2 million, and $0.6 million for the years ended December 31, 2023, 2022, and 2021, respectively. The Company does not believe there will be any significant changes in its unrecognized tax positions over the next twelve months.
Note 18.    Restructuring Expenses
During the first quarter of 2021, the Company continued its organizational realignment initiative that was announced in 2020, incurring $2.0 million of employee severance costs and related expenses.
During the first quarter of 2022, the Company initiated certain domestic and international restructuring initiatives in order to enhance and streamline certain engineering functions for its domestic operations and to realign its international sales organization to better serve its customers in various international markets. During the third quarter of 2022, the Company initiated restructuring initiatives associated with the integration and functionalization of certain acquisitions, primarily the 340B Link business acquisition, to further accelerate the expansion of the Company’s pharmacy inventory management capabilities. On November 23, 2022, the Company committed to a plan to reduce the Company’s headcount (“the 2022 Plan”) as part of the Company’s expense containment efforts being implemented due to ongoing macroeconomic headwinds, primarily consisting of employee severance and benefits costs. During the year ended December 31, 2022, the restructuring plans incurred $22.8 million of employee severance costs and related expenses. As of December 31, 2023, there was no material unpaid balance related to these restructuring plans.
During the first quarter of 2023, as a result of continued exploration of expense containment measures, the Company committed to further reduce its headcount across many of its functions as a continuation of the 2022 Plan, and also committed to reduce its real estate footprint to align with its broader hybrid work strategy and in an effort to further reduce costs. During the year ended December 31, 2023, the Company recorded an immaterial reversal of previously recognized restructuring expenses associated with the 2022 Plan.
On November 2, 2023, the Company committed to a plan to reduce the Company’s headcount and real estate footprint (the “2023 Plan”) as part of the Company’s expense containment initiatives and other actions to reduce discretionary spending being implemented due to challenging industry dynamics and macroeconomic conditions. During the year ended December 31,

2023, the restructuring plans incurred $15.5 million of employee severance costs and related expenses, net of reversals. As of December 31, 2023, the unpaid balance related to these restructuring plans was $8.9 million.
Refer to Note 13, Lessee Leases for information regarding the Company’s restructuring activities for the reduction of its real estate footprint and optimization of certain leased facilities.
The following table summarizes the total employee-related restructuring expenses recognized in the Company’s Consolidated Statements of Operations for the years ended December 31, 2023, 2022, and 2021:

	Year Ended December 31,
	2023	2022	2021

	(In thousands)
Cost of product and service revenues	$3,089	$8,018	$389
Research and development	3,829	3,615	105
Selling, general, and administrative	8,621	11,170	1,526
Total restructuring expenses, net of reversals	$15,539	$22,803	$2,020

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period (1)	Charged (Credited) to Costs and Expenses (2)	Amounts Written Off (3)	Other Adjustments (4)	Balance at End of Period (1)

	(In thousands)
Year ended December 31, 2021
Accounts receivable and unbilled receivables	$4,286	$2,130	$(2,079)	$935	$5,272
Long-term unbilled receivables	30	(4)	—	—	26
Net investment in sales-type leases	265	(37)	—	—	228
Total allowances deducted from assets	$4,581	$2,089	$(2,079)	$935	$5,526

Year ended December 31, 2022
Accounts receivable and unbilled receivables	$5,272	$2,658	$(2,551)	$(226)	$5,153
Long-term unbilled receivables	26	9	—	—	35
Net investment in sales-type leases	228	80	—	—	308
Total allowances deducted from assets	$5,526	$2,747	$(2,551)	$(226)	$5,496

Year ended December 31, 2023
Accounts receivable and unbilled receivables	$5,153	$2,726	$(2,441)	$126	$5,564
Long-term unbilled receivables	35	(4)	—		31
Net investment in sales-type leases	308	(51)	—	—	257
Total allowances deducted from assets	$5,496	$2,671	$(2,441)	$126	$5,852
__________________________________________________
(1)Allowance for credit losses.
(2)Represents amounts charged and credited for provisions for credit losses.
(3)Represents amounts written off from the allowance and receivable.
(4)Represents other adjustments, such as foreign currency translation and purchase price accounting adjustments in connection with acquisitions.

INDEX TO EXHIBITS

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

2.1	Securities Purchase Agreement, dated October 29, 2015, by and among Omnicell International, Inc., Omnicell, Inc., Aesynt Holding, L.P., Aesynt, Ltd., and Aesynt Holding Coöperatief U.A.	8-K	2.1	10/29/2015

2.2	Stock Purchase Agreement, dated November 28, 2016, among Omnicell, Inc., Ateb, Inc., Ateb Canada Ltd., the related stockholders and optionholders, and the stockholders’ agent	8-K	2.1	11/29/2016

2.3	Equity Purchase Agreement, dated August 11, 2020, by and among Omnicell, Inc., PSGH, LLC, BW Apothecary Holdings, LLC, the sellers identified therein and the sellers’ representative	8-K	2.1	8/12/2020

2.4	Amendment No. 1, dated October 1, 2020, to Equity Purchase Agreement, by and among Omnicell, Inc. and the sellers’ representative	10-Q	2.2	10/30/2020

3.1	Amended and Restated Certificate of Incorporation of Omnicell, Inc.	8-K	3.1	9/20/2001

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Omnicell, Inc.	10-Q	3.2	8/9/2010

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock	10-K	3.2	3/28/2003

3.4	Third Amended and Restated Bylaws of Omnicell, Inc.	8-K	3.1	10/21/2022

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, and 3.4

4.2	Form of Common Stock Certificate	S-1/A	4.1	7/24/2001

4.3	Description of Omnicell, Inc.’s Securities Registered Pursuant to Section 12 of the Exchange Act	10-K	4.7	2/26/2020

4.4	Indenture, dated as of September 25, 2020, by and between Omnicell, Inc. and U.S. Bank National Association, as Trustee	8-K	4.1	9/25/2020

4.5	Form of Global Note, representing Omnicell, Inc.’s 0.25% Convertible Senior Notes due 2025 (included as Exhibit A to the Indenture filed as Exhibit 4.4)	8-K	4.2	9/25/2020

10.1*	Omnicell, Inc Amended and Restated 1997 Employee Stock Purchase Plan, as amended	S-8	99.1	5/26/2023

10.2*	Omnicell, Inc. 2009 Equity Incentive Plan, as amended	S-8	99.2	5/26/2023

10.3*	Form of Restricted Stock Unit Award Agreement for the 2009 Equity Incentive Plan, as amended	10-Q	10.4	8/9/2012

10.4*	Form of Performance Cash Award Grant Notice and Form of Performance Cash Award Agreement for the 2009 Equity Incentive Plan, as amended	10-Q	10.5	8/9/2012

10.5*	Form of Restricted Stock Bonus Grant Notice and Form of Restricted Stock Bonus Agreement for 2009 Equity Incentive Plan, as amended	S-8	99.4	5/24/2018

10.6*	Form of Option Grant Notice and Form of Option Agreement for 2009 Equity Incentive Plan, as amended	8-K	10.1	3/8/2019

10.7*	Form of Option Grant Notice and Form of Global Option Agreement for 2009 Equity Incentive Plan, as amended	10-Q	10.1	7/31/2020

10.8*	Form of Restricted Stock Unit Grant Notice and Form of Global Restricted Stock Unit Award Agreement for 2009 Equity Incentive Plan, as amended (July 2020)	10-K	10.9	2/24/2021

10.9*	Form of Restricted Stock Unit Grant Notice and Form of Global Restricted Stock Unit Award Agreement for 2009 Equity Incentive Plan, as amended (February 2021)	10-K	10.10	2/24/2021

10.10*	Omnicell, Inc. 2010 Quarterly Executive Bonus Plan	8-K	10.1	3/17/2010

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

10.11*	Offer letter between Omnicell, Inc. and Peter J. Kuipers dated August 11, 2015	10-Q	10.3	11/6/2015

10.12*	Offer Letter between Omnicell, Inc. and Scott P. Seidelmann, dated March 29, 2018	10-K	10.41	2/27/2019

10.13*	Offer letter between Omnicell, Inc. and Christine Mellon dated February 12, 2021	10-K	10.32	2/25/2022

10.14	Lease Agreement, dated December 21, 2001, by and between TC Northeast Metro, Inc. and Aesynt Incorporated (formerly McKesson Automation Inc.)	10-Q	10.3	5/6/2016

10.15	First Amendment to Lease, dated April 8, 2005, by and between Multi-Employer Property Trust and Aesynt Incorporated (formerly McKesson Automation Inc.)	10-K	10.24	2/24/2021

10.16	Second Amendment to Lease, dated April 21, 2008, by and between NewTower Trust Company Multi-Employer Property Trust and Aesynt Incorporated (formerly McKesson Automation Inc.)	10-K	10.25	2/24/2021

10.17	Third Amendment to Lease, dated January 11, 2011, between Cranberry Cochran Road, L.P., et al. and Aesynt Incorporated (formerly McKesson Automation Inc.)	10-K	10.26	2/24/2021

10.18	Fourth Amendment to Lease, dated October 29, 2013, between McKnight Cranberry III, L.P. and Aesynt Incorporated (formerly McKesson Automation Inc.)	10-K	10.27	2/24/2021

10.19	Fifth Amendment to Lease, dated April 28, 2017, between McKnight Cranberry III, L.P. and Aesynt Incorporated	10-Q	10.3	5/5/2017

10.20	Sixth Amendment to Lease, dated November 11, 2019, between McKnight Cranberry III, L.P. and Aesynt Incorporated	10-K	10.39	2/26/2020

10.21	Form of Convertible Note Hedge Confirmation	8-K	10.1	9/25/2020

10.22	Form of Warrant Confirmation	8-K	10.2	9/25/2020

10.23*	Promotion letter between Omnicell, Inc. and Corey J. Manley dated May 18, 2022	10K	10.31	03/01/2023

10.24*	Offer Letter between Omnicell, Inc. and Nchacha E. Etta dated April 30, 2023	10Q	10.3	08/04/2023

10.25*	Form of Option Grant Notice and Form of Global Option Agreement for 2009 Equity Incentive Plan, as amended (May 2023)	10Q	10.4	08/04/2023

10.26*	Omnicell, Inc. Executive Severance Plan	10Q	10.1	11/03/2023

10.27*	Separation Agreement dated August 4, 2023 by and between Omnicell, Inc. and Peter J. Kuipers	10Q	10.2	11/03/2023

10.28*	Form of Restricted Stock Unit Notice and Form of Global Restricted Stock Unit Award Agreement for 2009 Equity Incentive Plan, as amended (August 2023)	10Q	10.3	11/03/2023

10.29*	Separation Agreement dated October 4, 2023 by and between Omnicell, Inc. and Christine M. Mellon	10Q	10.4	11/03/2023

10.30	Second Amended and Restated Credit Agreement, dated as of October 10, 2023, among Omnicell, Inc., the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent	8-K	10.1	10/16/2023

10.31*	Separation Agreement dated November 3, 2023 by and between Omnicell, Inc. and Scott P. Seidelmann	8-K	10.1	11/09/2023

10.32*+	Form of Director and Officer Indemnity Agreement

21.1+	Subsidiaries of the Registrant

23.1+	Consent of Independent Registered Public Accounting Firm

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

24.1+	Power of Attorney (included on the signature pages hereto)

31.1+	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

31.2+	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

32.1+
Certification of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)

97.1+	Compensation Clawback Policy

101.INS+	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH+	Inline XBRL Taxonomy Extension Schema Document

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104+	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
_________________________________________________
*    Indicates a management contract, compensation plan, or arrangement.
+    Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMNICELL, INC.
Date:	February 28, 2024	By:	/s/ NCHACHA E. ETTA
Nchacha E. Etta, Executive Vice President & Chief Financial Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each of the persons whose signature appears below hereby constitutes and appoints Randall A. Lipps and Nchacha E. Etta, each of them acting individually, as his or her attorney-in-fact, each with the full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming our signatures as they may be signed by our said attorney-in-fact and any and all amendments to this Annual Report on Form 10-K.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RANDALL A. LIPPS	Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)	February 28, 2024
Randall A. Lipps

/s/ NCHACHA E. ETTA	Executive Vice President & Chief Financial Officer (Principal Financial Officer)	February 28, 2024
Nchacha E. Etta

/s/ JOSEPH B. SPEARS	Senior Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	February 28, 2024
Joseph B. Spears

/s/ JOANNE B. BAUER		February 28, 2024
Joanne B. Bauer	Director

/s/ EDWARD P. BOUSA		February 28, 2024
Edward P. Bousa	Director

/s/ MARY A. GARRETT		February 28, 2024
Mary A. Garrett	Director

/s/ KAUSHIK GHOSHAL		February 28, 2024
Kaushik Ghoshal	Director

/s/ VANCE B. MOORE		February 28, 2024
Vance B. Moore	Director

/s/ MARK W. PARRISH		February 28, 2024
Mark W. Parrish	Director

/s/ BRUCE E. SCOTT		February 28, 2024
Bruce E. Scott	Director

/s/ ROBIN G. SEIM		February 28, 2024
Robin G. Seim	Director

/s/ EILEEN J. VOYNICK		February 28, 2024
Eileen J. Voynick	Director
S-1