Form 10-Q
period 2024-03-31
OMNICELL, INC.
filed 2024-05-07
CIK 926326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of April 30, 2024, there were 45,923,492 shares of the registrant’s common stock, $0.001 par value, outstanding.

OMNICELL, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
OMNICELL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2024	December 31, 2023

	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$512,364	$467,972
Accounts receivable and unbilled receivables, net of allowances of $6,463 and $5,564, respectively	248,512	252,025
Inventories	103,466	110,099
Prepaid expenses	26,585	25,966
Other current assets	98,991	71,509
Total current assets	989,918	927,571
Property and equipment, net	109,034	108,601
Long-term investment in sales-type leases, net	43,909	42,954
Operating lease right-of-use assets	26,531	24,988
Goodwill	735,357	735,810
Intangible assets, net	205,115	211,173
Long-term deferred tax assets	37,383	32,901
Prepaid commissions	50,191	52,414
Other long-term assets	86,317	90,466
Total assets	$2,283,755	$2,226,878

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$43,145	$45,028
Accrued compensation	41,446	51,754
Accrued liabilities	167,187	149,276
Deferred revenues	164,586	121,734
Total current liabilities	416,364	367,792
Long-term deferred revenues	65,195	58,622
Long-term deferred tax liabilities	1,493	1,620
Long-term operating lease liabilities	34,568	33,910
Other long-term liabilities	7,099	6,318
Convertible senior notes, net	570,439	569,662
Total liabilities	1,095,158	1,037,924
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value, 100,000 shares authorized; 56,207 and 55,822 shares issued; 45,924 and 45,539 shares outstanding, respectively	56	56
Treasury stock at cost, 10,283 shares outstanding, respectively	(290,319)	(290,319)
Additional paid-in capital	1,139,010	1,122,292
Retained earnings	354,681	370,357
Accumulated other comprehensive loss	(14,831)	(13,432)
Total stockholders’ equity	1,188,597	1,188,954
Total liabilities and stockholders’ equity	$2,283,755	$2,226,878
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2024	2023

	(In thousands, except per share data)
Revenues:
Product revenues	$133,295	$185,715
Services and other revenues	112,856	104,914
Total revenues	246,151	290,629
Cost of revenues:
Cost of product revenues	92,441	109,527
Cost of services and other revenues	61,087	56,073
Total cost of revenues	153,528	165,600
Gross profit	92,623	125,029
Operating expenses:
Research and development	22,056	22,878
Selling, general, and administrative	92,414	125,114
Total operating expenses	114,470	147,992
Loss from operations	(21,847)	(22,963)
Interest and other income (expense), net	4,016	1,781
Loss before income taxes	(17,831)	(21,182)
Benefit from income taxes	(2,155)	(6,182)
Net loss	$(15,676)	$(15,000)
Net loss per share:
Basic	$(0.34)	$(0.33)
Diluted	$(0.34)	$(0.33)
Weighted-average shares outstanding:
Basic	45,732	44,887
Diluted	45,732	44,887
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended March 31,
	2024	2023

	(In thousands)
Net loss	$(15,676)	$(15,000)
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,399)	1,479
Other comprehensive income (loss)	(1,399)	1,479
Comprehensive loss	$(17,075)	$(13,521)
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
	Shares	Amount	Shares	Amount

	(In thousands)
Balances as of December 31, 2023	55,822	$56	(10,283)	$(290,319)	$1,122,292	$370,357	$(13,432)	$1,188,954
Net loss	—	—	—	—	—	(15,676)	—	(15,676)
Other comprehensive loss	—	—	—	—	—	—	(1,399)	(1,399)
Share-based compensation	—	—	—	—	9,381	—	—	9,381
Issuance of common stock under employee stock plans	385	—	—	—	8,042	—	—	8,042
Tax payments related to restricted stock units	—	—	—	—	(705)	—	—	(705)
Balances as of March 31, 2024	56,207	$56	(10,283)	$(290,319)	$1,139,010	$354,681	$(14,831)	$1,188,597

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
	Shares	Amount	Shares	Amount

	(In thousands)
Balances as of December 31, 2022	55,030	$55	(10,283)	$(290,319)	$1,046,760	$390,728	$(17,087)	$1,130,137
Net loss	—	—	—	—	—	(15,000)	—	(15,000)
Other comprehensive income	—	—	—	—	—	—	1,479	1,479
Share-based compensation	—	—	—	—	15,180	—	—	15,180
Issuance of common stock under employee stock plans	322	—	—	—	12,114	—	—	12,114
Tax payments related to restricted stock units	—	—	—	—	(1,369)	—	—	(1,369)
Balances as of March 31, 2023	55,352	$55	(10,283)	$(290,319)	$1,072,685	$375,728	$(15,608)	$1,142,541

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2024	2023

	(In thousands)
Operating Activities
Net loss	$(15,676)	$(15,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	21,253	21,974
Loss on disposal of assets	39	802
Share-based compensation expense	8,641	14,042
Deferred income taxes	(4,609)	(7,770)
Amortization of operating lease right-of-use assets	1,930	2,248
Impairment and abandonment of operating lease right-of-use assets related to facilities	—	7,815
Amortization of debt issuance costs	971	1,045
Changes in operating assets and liabilities:
Accounts receivable and unbilled receivables	3,393	(22,156)
Inventories	6,302	6,760
Prepaid expenses	(619)	(873)
Other current assets	928	34
Investment in sales-type leases	(1,125)	613
Prepaid commissions	2,223	2,574
Other long-term assets	836	628
Accounts payable	(1,443)	20
Accrued compensation	(10,278)	(25,171)
Accrued liabilities	5,063	(689)
Deferred revenues	34,121	29,135
Operating lease liabilities	(2,778)	(2,678)
Other long-term liabilities	781	(583)
Net cash provided by operating activities	49,953	12,770
Investing Activities
External-use software development costs	(3,383)	(3,499)
Purchases of property and equipment	(8,957)	(10,141)
Net cash used in investing activities	(12,340)	(13,640)
Financing Activities
Proceeds from issuances under stock-based compensation plans	8,042	12,114
Employees’ taxes paid related to restricted stock units	(705)	(1,369)
Change in customer funds, net	4,589	(6,883)
Net cash provided by financing activities	11,926	3,862
Effect of exchange rate changes on cash and cash equivalents	(556)	176
Net increase in cash, cash equivalents, and restricted cash	48,983	3,168
Cash, cash equivalents, and restricted cash at beginning of period	500,979	352,835
Cash, cash equivalents, and restricted cash at end of period	$549,962	$356,003
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (UNAUDITED)

	Three Months Ended March 31,
	2024	2023

	(In thousands)
Reconciliation of cash, cash equivalents, and restricted cash to the Condensed Consolidated Balance Sheets:
Cash and cash equivalents	$512,364	$340,413
Restricted cash included in other current assets	37,598	15,590
Cash, cash equivalents, and restricted cash at end of period	$549,962	$356,003
Supplemental disclosure of non-cash investing activities
Unpaid purchases of property and equipment	$483	$1,321
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
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the financial position of the Company as of March 31, 2024 and December 31, 2023, and the results of operations, comprehensive loss, and cash flows for the three months ended March 31, 2024 and 2023. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) have been condensed or omitted in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 28, 2024. The Company’s results of operations, comprehensive loss, and cash flows for the three months ended March 31, 2024 are not necessarily indicative of results that may be expected for the year ending December 31, 2024, or for any future period.
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
The Company’s critical accounting policies are those that affect its financial statements materially and involve difficult, subjective, or complex judgments by management. As of March 31, 2024, the Company is not aware of any events or circumstances that would require an update to its estimates, judgments, or revisions to the carrying value of its assets or liabilities.
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
Recently Adopted Authoritative Guidance
There was no recently adopted authoritative guidance that is expected to have a material impact on the Company’s Condensed Consolidated Financial Statements through the reporting date.

Recently Issued Authoritative Guidance
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose significant segment expenses that are regularly provided to the CODM. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280, on an interim and annual basis. The amendments are effective for the Company’s annual periods beginning January 1, 2024, and for interim periods within fiscal years beginning January 1, 2025. Retrospective application is required, with early adoption permitted. The Company is currently evaluating the impact ASU 2023-07 will have on its consolidated financial statements.
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
A portion of the Company’s sales are made to customers who are members of Group Purchasing Organizations (“GPOs”) and Federal agencies that purchase under a Federal Supply Schedule Contract with the Department of Veterans

Affairs (the “GSA Contract”). GPOs are often fully or partially owned by the Company’s customers, and the Company pays fees to the GPO on completed contracts. The Company also pays the Industrial Funding Fee (“IFF”) to the Department of Veterans Affairs under the GSA Contract. The Company considers these fees consideration paid to customers and records them as reductions to revenue. Fees to GPOs and the IFF were $2.0 million and $3.1 million for the three months ended March 31, 2024 and 2023, respectively.
Disaggregation of Revenues
The following table summarizes the Company’s revenues disaggregated by revenue type for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023

	(In thousands)
Connected devices, software licenses, and other	$111,069	$165,147
Consumables	22,226	20,568
Technical services	58,515	53,357
Advanced Services	54,341	51,557
Total revenues	$246,151	$290,629
The following table summarizes the Company’s revenues disaggregated by geographic region, which is determined based on customer location, for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023

	(In thousands)
United States	$218,176	$255,943
Rest of world (1)	27,975	34,686
Total revenues	$246,151	$290,629
_________________________________________________
(1)    No individual country represented more than 10% of total revenues.
Contract Assets and Contract Liabilities
The following table reflects the Company’s contract assets and contract liabilities:

	March 31, 2024	December 31, 2023

	(In thousands)
Short-term unbilled receivables, net (1)	$22,661	$22,524
Long-term unbilled receivables, net (2)	10,360	11,850
Total contract assets	$33,021	$34,374

Short-term deferred revenues	$164,586	$121,734
Long-term deferred revenues	65,195	58,622
Total contract liabilities	$229,781	$180,356
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
Short-term deferred revenues of $121.7 million as of December 31, 2023 include deferred revenues from product sales and service contracts, net of deferred cost of sales of $12.4 million. During the three months ended March 31, 2024, the

Company recognized revenues of $50.2 million, that were included in the corresponding gross short-term deferred revenues balance of $134.1 million as of December 31, 2023.
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
In addition, the Company has remaining performance obligations associated with contracts for which the associated products have been accepted or associated services have started, but where invoicing has not yet occurred and therefore are not reflected in deferred revenue. These remaining performance obligations are comprised of the non-variable portions of technical services and Advanced Services provided under non-cancellable contracts with minimum commitments. Remaining performance obligations which are not included in deferred revenues are $359.0 million as of March 31, 2024. Remaining performance obligations are expected to be recognized ratably over the remaining terms of the associated contracts, which terms vary but are generally not more than ten years. Remaining performance obligations do not include product obligations, services where the associated product has not been accepted, services which have not yet started, variable portions of services, and certain other obligations.
Significant Customers
There were no customers that accounted for more than 10% of the Company’s total revenues for the three months ended March 31, 2024 and 2023. Also, there were no customers that accounted for more than 10% of the Company’s accounts receivable balance as of March 31, 2024 and December 31, 2023.
Note 3. Net Loss Per Share
The basic and diluted net loss per share calculations for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
	2024	2023

	(In thousands, except per share data)
Net loss	$(15,676)	$(15,000)
Weighted-average shares outstanding – basic and diluted	45,732	44,887

Net loss per share – basic and diluted	$(0.34)	$(0.33)

Anti-dilutive weighted-average shares related to stock award plans	3,276	3,634
Anti-dilutive weighted-average shares related to convertible senior notes and warrants	11,816	11,816
Note 4. Cash and Cash Equivalents and Fair Value of Financial Instruments
Cash and cash equivalents of $512.4 million and $468.0 million as of March 31, 2024 and December 31, 2023, respectively, consisted of bank accounts and highly-liquid U.S. Government money market funds held in sweep and asset management accounts with financial institutions of high credit quality. As of March 31, 2024 and December 31, 2023, cash equivalents were $488.5 million and $451.0 million, respectively, which consisted of money market funds held in sweep and asset management accounts.
Fair Value Hierarchy
The Company measures its financial instruments at fair value. The Company’s cash, cash equivalents, and restricted cash are classified within Level 1 of the fair value hierarchy as they are valued primarily using quoted market prices utilizing market observable inputs. The Company’s credit facility is classified within Level 2 as the valuation inputs are based on quoted prices or market observable data of similar instruments. The Company’s convertible senior notes are classified within Level 2 as the valuation inputs are based on quoted prices in an inactive market on the last day in the reporting period. As of March 31,

2024 and December 31, 2023, the fair value of the convertible senior notes was $539.8 million and $527.2 million, respectively, compared to their carrying values of $570.4 million and $569.7 million, respectively, which are net of unamortized debt issuance costs. Refer to Note 9, Debt and Credit Agreement, for further information regarding the Company’s credit facility and Note 10, Convertible Senior Notes, for further information regarding the Company’s convertible senior notes.
Note 5. Balance Sheet Components
Balance sheet details as of March 31, 2024 and December 31, 2023 are presented in the tables below:

	March 31, 2024	December 31, 2023

	(In thousands)
Inventories:
Raw materials	$48,025	$51,439
Work in process	4,689	1,327
Finished goods	50,752	57,333
Total inventories	$103,466	$110,099

Other current assets:
Funds held for customers, including restricted cash (1)	$56,572	$43,649
Net investment in sales-type leases, current portion	12,037	11,867
Prepaid income taxes	6,753	8,279
Other current assets (2)	23,629	7,714
Total other current assets	$98,991	$71,509

Other long-term assets:
External-use software development costs, net	$63,540	$66,659
Unbilled receivables, net	10,360	11,850
Deferred debt issuance costs	3,524	3,718
Other long-term assets	8,893	8,239
Total other long-term assets	$86,317	$90,466

Accrued liabilities:
Operating lease liabilities, current portion	$10,549	$10,518
Customer fund liabilities	56,572	43,649
Advance payments from customers	10,235	10,551
Rebate liabilities	53,857	51,277
Group purchasing organization fees	4,095	4,445
Taxes payable	4,716	2,191
Other accrued liabilities	27,163	26,645
Total accrued liabilities	$167,187	$149,276
_________________________________________________
(1)    Includes restricted cash of $37.6 million and $33.0 million as of March 31, 2024 and December 31, 2023, respectively.
(2)    Includes deferred cost of sales of $15.3 million as of March 31, 2024.

The following table summarizes the changes in accumulated balances of other comprehensive income (loss), which consisted of foreign currency translation adjustments, for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023

	(In thousands)
Beginning balance	$(13,432)	$(17,087)
Other comprehensive income (loss)	(1,399)	1,479
Ending balance	$(14,831)	$(15,608)
Note 6. Property and Equipment
The following table represents the property and equipment balances as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023

	(In thousands)
Equipment	$100,591	$95,996
Furniture and fixtures	5,189	4,500
Leasehold improvements	17,935	17,919
Purchased software and internal-use software development costs	125,344	118,004
Construction in progress	6,333	11,614
Property and equipment, gross	255,392	248,033
Accumulated depreciation and amortization	(146,358)	(139,432)
Total property and equipment, net	$109,034	$108,601
Depreciation and amortization expense of property and equipment was $8.6 million and $6.3 million for the three months ended March 31, 2024 and 2023, respectively.
The geographic location of the Company’s property and equipment, net, is based on the physical location in which it is located. The following table summarizes the geographic information for property and equipment, net, as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023

	(In thousands)
United States	$104,920	$104,312
Rest of world	4,114	4,289
Total property and equipment, net	$109,034	$108,601
Note 7. External-Use Software Development Costs
The carrying amounts of external-use software development costs as of March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024	December 31, 2023

	(In thousands)
Gross carrying amount	$242,580	$239,038
Accumulated amortization	(179,040)	(172,379)
External-use software development costs, net (1)	$63,540	$66,659
_________________________________________________
(1)     Included in other long-term assets in the Condensed Consolidated Balance Sheets.

The Company recorded $6.7 million and $7.4 million to cost of revenues for amortization of external-use software development costs for the three months ended March 31, 2024 and 2023, respectively.
The estimated future amortization expenses for external-use software development costs were as follows:

March 31, 2024

(In thousands)
Remaining nine months of 2024	$18,813
2025	19,030
2026	13,500
2027	7,546
2028	3,688
Thereafter	963
Total	$63,540
Note 8. Goodwill and Intangible Assets
Goodwill
The following table represents changes in the carrying amount of goodwill:

(In thousands)
Balance as of December 31, 2023	$735,810
Foreign currency exchange rate fluctuations	(453)
Balance as of March 31, 2024	$735,357
Intangible Assets, Net
The carrying amounts and useful lives of intangible assets as of March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024
	Gross carrying amount (1)	Accumulated amortization	Foreign currency exchange rate fluctuations	Net carrying amount	Useful life (years)

	(In thousands, except for years)
Customer relationships	$307,418	$(119,877)	$(1,364)	$186,177	4 - 30
Acquired technology	46,134	(29,344)	—	16,790	4 - 20
Trade names	9,200	(7,942)	—	1,258	5 - 12
Patents	2,337	(1,447)	—	890	2 - 20
Total intangible assets, net	$365,089	$(158,610)	$(1,364)	$205,115

	December 31, 2023
	Gross carrying amount (1)	Accumulated amortization	Foreign currency exchange rate fluctuations	Net carrying amount	Useful life (years)

	(In thousands, except for years)
Customer relationships	$307,418	$(115,232)	$(1,326)	$190,860	4 - 30
Acquired technology	84,876	(67,033)	—	17,843	4 - 20
Backlog	1,800	(1,800)	—	—	2
Trade names	9,200	(7,680)	—	1,520	5 - 12
Patents	2,404	(1,454)	—	950	2 - 20
Total intangible assets, net	$405,698	$(193,199)	$(1,326)	$211,173
_________________________________________________
(1)    The differences in gross carrying amounts between periods are primarily due to the write-off of certain fully amortized intangible assets.
Amortization expense of intangible assets was $6.0 million and $8.3 million for the three months ended March 31, 2024 and 2023, respectively.
The estimated future amortization expenses for amortizable intangible assets were as follows:

March 31, 2024

(In thousands)
Remaining nine months of 2024	$16,763
2025	21,064
2026	18,076
2027	16,223
2028	15,184
Thereafter	117,805
Total	$205,115
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
On September 22, 2020 and March 29, 2023, the Company entered into amendments to the Prior A&R Credit Agreement to, among other changes, permit the issuance of the convertible senior notes and the purchase of the convertible note hedge transactions, as described in Note 10, Convertible Senior Notes, expand the Company’s flexibility to repurchase its common stock and make other restricted payments, and replace the total net leverage covenant as well as to remove and replace the interest rate benchmark based on the London interbank offered rate (“LIBOR”) and related LIBOR-based mechanics applicable to borrowings under the Prior A&R Credit Agreement with an interest rate benchmark based on the secured overnight financing rate (“SOFR”) as administered by the Federal Reserve Bank of New York and related SOFR-based mechanics.
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
In connection with entering into the Second A&R Credit Agreement on October 10, 2023, the Company incurred and capitalized an additional $3.0 million of debt issuance costs. The debt issuance costs are being amortized to interest expense using the straight-line method through 2028.
As of both March 31, 2024 and December 31, 2023, the Company had $350.0 million of funds available under the Current Revolving Credit Facility. As of March 31, 2024 and December 31, 2023, the Company had no outstanding balance under the Current Revolving Credit Facility. The Company was in compliance with all covenants as of March 31, 2024.
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
During the three months ended March 31, 2024 and December 31, 2023, none of the conditional conversion features of the Notes were triggered, and therefore, the Notes are not convertible during the second quarter of 2024, commencing on April 1, 2024, and were not convertible during the first quarter of 2024, commencing on January 1, 2024. Accordingly, the Company classified the Notes as a long-term liability in its Condensed Consolidated Financial Statements as of both March 31, 2024 and December 31, 2023. Whether the Notes will be convertible following the second fiscal quarter of 2024 will depend on the satisfaction of the conversion conditions in the future.
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
If the Company undergoes a fundamental change, holders may require, subject to certain exceptions, the Company to repurchase for cash all or any portion of their Notes at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. As of March 31, 2024, none of the criteria for a fundamental change or a conversion rate adjustment had been met.
As of March 31, 2024, the Company may redeem for cash all or any portion of the Notes, at its option, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price for the Notes then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. If the Company redeems less than all of the outstanding Notes, at least $150.0 million aggregate principal amount of Notes must be outstanding and not subject to redemption as of the date of the relevant notice of redemption. No sinking fund is provided for in the Notes.
The debt issuance costs associated with the Notes are being amortized to interest expense over the term of the Notes using an effective interest rate of 0.80%. As of March 31, 2024, the remaining life of the Notes and the related issuance cost accretion is approximately 1.5 years.

The maximum number of shares issuable upon conversion, including the effect of a fundamental change and subject to other conversion rate adjustments, would be 5.9 million shares. As of March 31, 2024, the if-converted value of the Notes did not exceed the principal amount.
The Notes consisted of the following balances reported in the Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023

	(In thousands)
Principal amount	$575,000	$575,000
Unamortized debt issuance costs	(4,561)	(5,338)
Convertible senior notes, net	$570,439	$569,662
The following table summarizes the components of interest expense resulting from the Notes recognized in interest and other income (expense), net in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023

	(In thousands)
Contractual coupon interest	$359	$359
Amortization of debt issuance costs	$777	$771
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
Note 11. Lessor Leases
Sales-Type Leases
The Company enters into non-cancelable sales-type lease arrangements with the leases varying in length from one to ten years. The Company optimizes cash flows by selling a majority of its sales-type leases, other than those relating to U.S. government hospitals and Advanced Services products, including Central Pharmacy Dispensing Service and IV Compounding Service, to third-party leasing finance companies on a non-recourse basis. The Company has no obligation to the leasing company once the lease has been sold.

The following table presents the Company’s income recognized from sales-type leases for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023

	(In thousands)
Sales-type lease revenues	$7,036	$5,716
Cost of sales-type lease revenues	(4,187)	(2,662)
Selling profit on sales-type lease revenues	$2,849	$3,054
The receivables as a result of these types of transactions are collateralized by the underlying equipment leased and consist of the following components at March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023

	(In thousands)
Net minimum lease payments to be received	$66,344	$65,017
Less: Unearned interest income portion	(10,398)	(10,196)
Net investment in sales-type leases	55,946	54,821
Less: Current portion (1)	(12,037)	(11,867)
Long-term investment in sales-type leases, net	43,909	42,954
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
The maturity schedule of future minimum lease payments under sales-type leases retained in-house and the reconciliation to the net investment in sales-type leases reported on the Condensed Consolidated Balance Sheets was as follows:

March 31, 2024

(In thousands)
Remaining nine months of 2024	$11,232
2025	13,056
2026	10,984
2027	9,333
2028	8,245
Thereafter	13,494
Total future minimum sales-type lease payments	66,344
Present value adjustment	(10,398)
Total net investment in sales-type leases	$55,946
Operating Leases
The following table represents the Company’s income recognized from operating leases for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023

	(In thousands)
Rental income	$856	$2,259

Note 12. Lessee Leases
The Company has operating leases for office buildings, data centers, office equipment, and vehicles. The Company’s leases have initial terms of one to twelve years. As of March 31, 2024, the Company did not have any additional material operating leases that were entered into, but not yet commenced.
The maturity schedule of future minimum lease payments under operating leases and the reconciliation to the operating lease liabilities reported on the Condensed Consolidated Balance Sheets was as follows:

March 31, 2024

(In thousands)
Remaining nine months of 2024	$9,688
2025	11,858
2026	10,996
2027	9,057
2028	7,749
Thereafter	1,865
Total operating lease payments	51,213
Present value adjustment	(6,096)
Total operating lease liabilities (1)	$45,117
_________________________________________________
(1)    Amount consists of a current and long-term portion of operating lease liabilities of $10.5 million and $34.6 million, respectively. The current portion of the operating lease liabilities is included in accrued liabilities in the Condensed Consolidated Balance Sheets.
Operating lease costs were $2.6 million and $3.0 million for the three months ended March 31, 2024 and 2023, respectively. Short-term lease costs and variable lease costs were not material for the three months ended March 31, 2024 and 2023. The Company recorded impairment and abandonment charges to operating lease right-of-use assets of $7.8 million during the three months ended March 31, 2023, in connection with restructuring activities to reduce its real estate footprint and for optimization of certain leased facilities. The impairment and abandonment charges were recorded to selling, general, and administrative expenses on the Company’s Condensed Consolidated Statements of Operations. Refer to Note 16, Restructuring Expenses, for additional information regarding the Company’s restructuring activities.
The following table summarizes supplemental cash flow information related to the Company’s operating leases for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities	$3,401	$3,358
Right-of-use assets obtained in exchange for new lease liabilities	$3,671	$189
The following table summarizes the weighted-average remaining lease term and weighted-average discount rate related to the Company’s operating leases as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Weighted-average remaining lease term, years	4.4	4.6
Weighted-average discount rate, %	5.8%	5.8%
Note 13. Commitments and Contingencies
Purchase Obligations
In the ordinary course of business, the Company issues purchase orders based on its current manufacturing needs. As of March 31, 2024, the Company had non-cancelable purchase commitments of $103.0 million, of which $90.0 million are expected to be paid within the year ending December 31, 2024.

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
Note 14. Income Taxes
The Company generally provides for income taxes in interim periods based on the estimated annual effective tax rate for the year, adjusting for discrete items in the quarter in which they arise. For the three months ended March 31, 2024, the Company’s provision for income taxes was computed based on the actual effective tax rate for the year-to-date by applying the discrete method. The Company determined that as small changes in estimated “ordinary” income result in significant changes in the estimated annual effective tax rate, the actual effective tax rate provided a more accurate income tax provision for the reporting period ended March 31, 2024. The Company recorded a benefit from income taxes of $2.2 million and $6.2 million for the three months ended March 31, 2024 and 2023, respectively. The change in the benefit from income taxes for the three months ended March 31, 2024 compared to the benefit from income taxes for the same period in 2023 was primarily due to decrease in research and development credits, foreign-derived intangible income (“FDII”) deduction, and reduction in the benefit from state taxes. The estimated effective tax rate before discrete items was 22.8% and 36.8% for the three months ended March 31, 2024 and 2023, respectively.
The effective tax rate for the three months ended March 31, 2024 differed from the statutory rate of 21% primarily due to the favorable benefit of the research and development credits and state income taxes, partially offset by the unfavorable impact of Global Intangible Low-Taxed Income (“GILTI”) inclusion and non-deductible compensation and equity charges. The effective tax rate for the three months ended March 31, 2023 differed from the statutory rate of 21% primarily due to the favorable benefit of the research and development credits, state income taxes and a FDII benefit deduction, partially offset by unfavorable impact of non-deductible compensation and equity charges, and GILTI inclusion.
The Organization for Economic Co-Operation and Development (“OECD”) introduced Base Erosion and Profit Shifting (“BEPS”) Pillar Two rules that impose a global minimum tax rate of 15% on multi-national corporations. The rules are effective for the Company’s financial year beginning January 1, 2024. These rules did not have an impact on the Company’s provision for income taxes for the three months ended March 31, 2024.
As of March 31, 2024 and December 31, 2023, the Company had gross unrecognized tax benefits of $11.1 million and $10.7 million, respectively. The Company recognizes interest and penalties related to uncertain tax positions in interest and other income (expense), net in the Condensed Consolidated Statements of Operations. Accrued interest and penalties are included within other long-term liabilities on the Condensed Consolidated Balance Sheets. As of March 31, 2024 and December 31, 2023, the amount of accrued interest and penalties was $0.5 million and $0.4 million, respectively.
The Company files income tax returns in the United States and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examinations by taxing authorities, including major jurisdictions such as the United States, Germany, Italy, France, and the United Kingdom. With few exceptions, as of March 31, 2024, the Company was no longer subject to U.S., state, and foreign tax examinations for years before 2020, 2019, and 2019, respectively.
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

Note 15. Employee Benefits and Share-Based Compensation
Share-Based Compensation Expense
The following table sets forth the total share-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023

	(In thousands)
Cost of product and service revenues	$1,555	$2,008
Research and development	1,075	1,606
Selling, general, and administrative	6,011	10,428
Total share-based compensation expense	$8,641	$14,042
During the three months ended March 31, 2024 and 2023, the Company capitalized approximately $0.7 million and $1.1 million, respectively, of non-cash share-based compensation expense to internal-use and external-use software development costs related to internal labor. The Company did not capitalize any material non-cash share-based compensation expense to inventory during the three months ended March 31, 2024 and 2023.
Employee Stock Purchase Plan (“ESPP”)
The following assumptions were used to value shares under the ESPP for the three months ended March 31, 2024 and 2023:

Three Months Ended March 31,
	2024	2023
Expected life, years	0.5 - 2.0	0.5 - 2.0
Expected volatility, %	33.7% - 57.0%	31.7% - 63.9%
Risk-free interest rate, %	1.5% - 5.5%	0.1% - 5.1%
Dividend yield, %	—%	—%
For the three months ended March 31, 2024 and 2023, employees purchased approximately 334,000 and 209,000 shares of common stock, respectively, under the ESPP at a weighted-average price of $24.06 and $46.96, respectively. As of March 31, 2024, the unrecognized compensation cost related to the shares to be purchased under the ESPP was approximately $1.5 million and is expected to be recognized over a weighted-average period of 1.6 years.
Stock Options
The following assumptions were used to value stock options granted pursuant to the Company’s 2009 Equity Incentive Plan, as amended, (the “2009 Plan”) for the three months ended March 31, 2023. There were no stock options granted during the three months ended March 31, 2024.

Three Months Ended March 31,
2023
Expected life, years	3.2
Expected volatility, %	44.8%
Risk-free interest rate, %	3.7%
Estimated forfeiture rate, %	10.0%
Dividend yield, %	—%

The following table summarizes the stock option activity under the 2009 Plan during the three months ended March 31, 2024:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Years	Aggregate Intrinsic Value

	(In thousands, except per share data)
Outstanding at December 31, 2023	2,023	$67.68	4.6	$1,013
Granted	—	—
Exercised	—	—
Expired	(117)	73.88
Forfeited	(17)	62.81
Outstanding at March 31, 2024	1,889	$67.35	4.4	$88
Exercisable at March 31, 2024	1,766	$66.74	4.4	$88
Vested and expected to vest at March 31, 2024 and thereafter	1,882	$67.30	4.4	$88
As of March 31, 2024, total unrecognized compensation cost related to unvested stock options was $1.8 million, which is expected to be recognized over a weighted-average vesting period of 0.5 years.
Restricted Stock Units (“RSUs”)
The following table summarizes the RSU activity under the 2009 Plan during the three months ended March 31, 2024:

	Number of Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Years	Aggregate Intrinsic Value

	(In thousands, except per share data)
Outstanding at December 31, 2023	1,078	$84.66	1.5	$40,551
Granted (Awarded)	178	27.37
Vested (Released)	(73)	94.23
Forfeited	(56)	82.70
Outstanding and unvested at March 31, 2024	1,127	$75.08	1.5	$32,952
As of March 31, 2024, total unrecognized compensation cost related to RSUs was $52.0 million, which is expected to be recognized over the remaining weighted-average vesting period of 3.0 years.
Restricted Stock Awards (“RSAs”)
The following table summarizes the RSA activity under the 2009 Plan during the three months ended March 31, 2024:

	Number of Shares	Weighted-Average Grant Date Fair Value

	(In thousands, except per share data)
Outstanding at December 31, 2023	24	$70.96
Granted (Awarded)	3	32.45
Vested (Released)	(3)	72.02
Outstanding and unvested at March 31, 2024	24	$66.81
As of March 31, 2024, total unrecognized compensation cost related to RSAs was $0.2 million, which is expected to be recognized over the remaining weighted-average vesting period of 0.1 years.

Performance-Based Stock Unit Awards (“PSUs”)
The following table summarizes the PSU activity under the 2009 Plan during the three months ended March 31, 2024:

	Number of Shares	Weighted-Average Grant Date Fair Value

	(In thousands, except per share data)
Outstanding at December 31, 2023	75	$127.14
Granted	177	28.67
Vested	—	—
Forfeited	(65)	122.29
Outstanding and unvested at March 31, 2024	187	$35.79
As of March 31, 2024, total unrecognized compensation cost related to PSUs was approximately $6.8 million, which is expected to be recognized over the remaining weighted-average vesting period of 2.0 years.
Summary of Shares Reserved for Future Issuance under Equity Incentive Plans
The Company had the following ordinary shares reserved for future issuance under its equity incentive plans as of March 31, 2024:

Number of Shares

(In thousands)
Stock options outstanding	1,889
Non-vested restricted stock awards	1,338
Shares authorized for future issuance	2,354
ESPP shares available for future issuance	2,916
Total shares reserved for future issuance	8,497
Stock Repurchase Programs
On August 2, 2016, the Company’s Board of Directors (the “Board”) authorized a stock repurchase program providing for the repurchase of up to $50.0 million of the Company’s common stock (the “2016 Repurchase Program”). The 2016 Repurchase Program is in addition to the stock repurchase program approved by the Board on November 4, 2014 providing for the repurchase of up to $50.0 million of the Company’s common stock (the “2014 Repurchase Program”). During the first quarter of 2022, the 2014 Repurchase Program was completed, and as of March 31, 2024, the maximum dollar value of shares that may yet be purchased under the 2016 Repurchase Program was $2.7 million.
The timing, price, and volume of repurchases are to be based on market conditions, relevant securities laws, and other factors. The stock repurchases may be made from time to time on the open market, in privately negotiated transactions, or pursuant to a Rule 10b-18 plan, subject to the terms and conditions of the Second A&R Credit Agreement, as amended. The 2016 Repurchase Program does not obligate the Company to repurchase any specific number of shares, and the Company may terminate or suspend the 2016 Repurchase Program at any time.
During the three months ended March 31, 2024 and 2023, the Company did not repurchase any of its outstanding common stock under the 2016 Repurchase Program.
Note 16. Restructuring Expenses
On November 23, 2022, the Company committed to a plan to reduce the Company’s headcount (the “2022 Plan”), as part of the Company’s expense containment efforts being implemented due to ongoing macroeconomic headwinds. During the first quarter of 2023, as a result of continued exploration of expense containment measures, the Company committed to further reduce its headcount across many of its functions, and also committed to reduce its real estate footprint to align with its broader hybrid work strategy and in an effort to further reduce costs. During the three months ended March 31, 2023, the Company incurred $5.3 million of employee severance costs and related expenses related to the 2022 Plan. As of March 31, 2024, there was no material unpaid balance related to the 2022 Plan.

On November 2, 2023, the Company committed to a plan to reduce the Company’s headcount and real estate footprint (the “2023 Plan”) as part of the Company’s expense containment initiatives and other actions to reduce discretionary spending being implemented due to challenging industry dynamics and macroeconomic conditions. The Company did not incur any material expenses related to the 2023 Plan during the three months ended March 31, 2024. As of March 31, 2024 and December 31, 2023, the unpaid balance related to the 2023 Plan was $1.3 million and $8.9 million, respectively.
On April 26, 2024, the Company’s management committed to the wind down of the Company’s Medimat Robotic Dispensing System (“RDS”) product line, subject to local law and statutory works council consultation requirements. During the three months ended March 31, 2024, the Company incurred approximately $3.3 million of employee severance costs and related expenses related to the RDS wind down, which were unpaid as of March 31, 2024.
Refer to Note 12, Lessee Leases, for information regarding the Company’s restructuring activities for the reduction of its real estate footprint and optimization of certain leased facilities.
The following table summarizes the total employee-related restructuring expense recognized in the Company’s Condensed Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023

	(In thousands)
Cost of product and service revenues	$2,696	$144
Research and development	311	485
Selling, general, and administrative	156	4,685
Total restructuring expense	$3,163	$5,314
Note 17. Subsequent Events
On May 2, 2024, the Company announced management’s commitment to the wind down of the Company’s RDS product line, subject to local law and statutory works council consultation requirements. The Company estimates that it will incur approximately $15 million to $20 million of aggregate nonrecurring charges related to the expected reduction in headcount and real estate footprint, and expects that the remaining charges will be incurred in the remainder of 2024 and 2025. Refer to Note 16, Restructuring Expenses, for additional information.
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
Forward-looking statements are based on our current expectations and assumptions, and are subject to known and unknown risks and uncertainties, many of which are beyond our control, which may cause our actual results, performance, or achievements to be materially different from those expressed or implied in the forward-looking statements. Such risks and uncertainties include those described throughout this Quarterly Report on Form 10-Q, including Part I - Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II - Item 1A. “Risk Factors,” as well as in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the U.S. Securities and Exchange Commission (“SEC”) on February 28, 2024. Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. Forward-looking statements should be considered in light of these risks and uncertainties. You should carefully read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed as exhibits, as well as other documents we file with, or furnish to, the SEC from time to time, with the understanding that our actual future results may be materially different from what we expect. The forward-looking statements in this Quarterly Report on Form 10-Q represent our current estimates and assumptions and speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those expressed or implied in any forward-looking statements, whether as a result of changed circumstances, future events, even if new information becomes available in the future, or otherwise.
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
Omnicell solutions are helping healthcare facilities worldwide to reduce costs, improve labor efficiency, establish new revenue streams, enhance supply chain control, support compliance, and move closer to the industry vision of the Autonomous Pharmacy. We sell our product and consumable solutions together with related service offerings. Revenues generated in the United States represented 89% and 88% of our total revenues for the three months ended March 31, 2024 and 2023, respectively.
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
Our full-time employee headcount was approximately 3,590 and 3,650 on March 31, 2024 and December 31, 2023, respectively.
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

In an effort to address these challenges and deliver solutions to help drive positive medication management outcomes, we continue to make significant investments in our research and development efforts to further advance the industry vision of the Autonomous Pharmacy. Furthermore, we believe a combination of robotics, smart devices, intelligent software, and expert services is needed in every care setting where medications are managed. We are focused on delivering solutions to help our customers realize the industry vision of the Autonomous Pharmacy and drive positive medication management outcomes with outstanding customer experience through a mature channel in four market categories:
•Point of Care. As a market leader, we expect to continue expansion into this product market as customers increase the use of our dispensing systems in more areas within their hospitals and increasingly in ambulatory care settings. However, we recognize that the current macroeconomic environment, with significant labor constraints, may impact our customers’ considerations in the near term when they are determining whether to implement new workflows that may affect those same stressed labor pools. As we are largely through the replacement cycle of our previous generation of automated dispensing systems, we are seeing demand moderate. With the launch of next-generation enhancements and solutions for points of care, we believe we are providing a path for customers to maximize the value of their existing technology investments through upgrades and acquisitions of new program offerings for their current installed base. We also believe there is an opportunity for us to expand this offering and define a new standard for dispensing systems in ambulatory settings. We believe our current solutions within the Point of Care market and new innovation and services will continue to help customers drive improved clinical and financial outcomes.
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
•Lessee leases;
•Business combinations;
•Valuation and impairment of goodwill and intangible assets;
•Share-based compensation; and
•Accounting for income taxes.
There were no material changes in the matters for which we make critical accounting estimates in the preparation of our Condensed Consolidated Financial Statements during the three months ended March 31, 2024 as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2023.
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

RESULTS OF OPERATIONS
Total Revenues

	Three Months Ended March 31,
			Change in
	2024	2023	$	%

	(Dollars in thousands)
Product revenues	$133,295	$185,715	$(52,420)	(28)%
Percentage of total revenues	54%	64%
Services and other revenues	112,856	104,914	$7,942	8%
Percentage of total revenues	46%	36%
Total revenues	$246,151	$290,629	$(44,478)	(15)%
Product revenues represented 54% and 64% of total revenues for the three months ended March 31, 2024 and 2023, respectively. Product revenues decreased by $52.4 million, primarily due to lower volumes from our automated dispensing systems business primarily as a result of the impact of a continued challenging environment for some of our health system customers and the timing of our XT Series systems lifecycle, as we are largely through the replacement cycle and seeing demand moderate.
Services and other revenues represented 46% and 36% of total revenues for the three months ended March 31, 2024 and 2023, respectively. Services and other revenues include revenues from technical services and Advanced Services offerings. Services and other revenues increased by $7.9 million, primarily due to an increase of $5.2 million in technical services revenues as a result of growth in our installed customer base as well as the impact of pricing actions and an increase of $2.8 million in Advanced Services revenues due to continued customer demand.
Our international sales represented 11% and 12% of total revenues for the three months ended March 31, 2024 and 2023, respectively, and are expected to be affected by foreign currency exchange rate fluctuations. We are unable to predict the extent to which revenues in future periods will be impacted by changes in foreign currency exchange rates.
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

	Three Months Ended March 31,
			Change in
	2024	2023	$	%

	(Dollars in thousands)
Cost of revenues:
Cost of product revenues	$92,441	$109,527	$(17,086)	(16)%
As a percentage of related revenues	69%	59%
Cost of services and other revenues	61,087	56,073	$5,014	9%
As a percentage of related revenues	54%	53%
Total cost of revenues	$153,528	$165,600	$(12,072)	(7)%
As a percentage of total revenues	62%	57%

Gross profit	$92,623	$125,029	$(32,406)	(26)%
Gross margin	38%	43%
Cost of revenues for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 decreased by $12.1 million, primarily driven by a $17.1 million decrease in cost of product revenues, partially offset by a $5.0 million increase in cost of services and other revenues.
The decrease in cost of product revenues was primarily driven by the decrease in product revenues of $52.4 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The decrease in cost of product revenues has not decreased proportionally with the decrease in product revenues for the three months ended March 31, 2024, primarily due to the decrease in revenues of higher margin products as well as the impact of certain fixed costs, such as labor and overhead. In addition, the decrease in cost of product revenues was partially offset by an increase of $2.6 million of restructuring costs incurred during the three months ended March 31, 2024. The increase in cost of services and other revenues was primarily driven by the increase in services and other revenues of $7.9 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.
The overall decrease in gross margin primarily relates to lower product revenues for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 whereas the decrease in cost of product revenues has not decreased proportionally with the decrease in product revenues, primarily due to the decrease in revenues of higher margin products as well as the impact of certain fixed costs, such as labor and overhead. The decrease is partially offset by restructuring costs incurred during the three months ended March 31, 2024. Our gross profit for the three months ended March 31, 2024 was $92.6 million, as compared to $125.0 million for the three months ended March 31, 2023.
Operating Expenses and Interest and Other Income (Expense), Net

	Three Months Ended March 31,
			Change in
	2024	2023	$	%

	(Dollars in thousands)
Operating expenses:
Research and development	$22,056	$22,878	$(822)	(4)%
As a percentage of total revenues	9%	8%
Selling, general, and administrative	92,414	125,114	$(32,700)	(26)%
As a percentage of total revenues	38%	43%
Total operating expenses	$114,470	$147,992	$(33,522)	(23)%
As a percentage of total revenues	47%	51%

Interest and other income (expense), net	$4,016	$1,781	$2,235	125%
Research and Development. Research and development expenses decreased by $0.8 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The decrease was primarily attributed to a decrease in employee-related expenses as a result of lower headcount.

Selling, General, and Administrative. Selling, general, and administrative expenses decreased by $32.7 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The decrease was primarily due to a decrease of $12.9 million in employee-related expenses as a result of lower headcount, a decrease of $8.4 million in impairment and abandonment charges of operating lease right-of-use and other assets in connection with restructuring activities of certain leased facilities, a decrease of $4.5 million in restructuring costs, a decrease of $3.8 million in consulting expenses, a decrease of $1.4 million in freight out, and a decrease of $1.1 million in commissions expenses.
Interest and Other Income (Expense), Net. Interest and other income (expense), net changed by $2.2 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily driven by a $2.9 million increase in other income and a $0.7 million increase in other expense. The increase in other income during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 is primarily attributable to higher interest income received due to higher interest rates and higher cash and cash equivalents balances.
Benefit from Income Taxes

	Three Months Ended March 31,
			Change in
	2024	2023	$	%

	(Dollars in thousands)
Benefit from income taxes	$(2,155)	$(6,182)	$4,027	(65)%
For the three months ended March 31, 2024 and 2023, we recorded a benefit from income taxes of $2.2 million and $6.2 million, respectively. The change in the benefit from income taxes for the three months ended March 31, 2024 compared to the benefit from income taxes for the same period in 2023 was primarily due to a decrease in research and development credits, foreign-derived intangible income deduction and benefit from state taxes.
Refer to Note 14, Income Taxes, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information.
LIQUIDITY AND CAPITAL RESOURCES
We had cash and cash equivalents of $512.4 million at March 31, 2024 compared to $468.0 million at December 31, 2023. All of our cash and cash equivalents are invested in bank accounts and money market funds held in sweep and asset management accounts with financial institutions of high credit quality.
Our cash position and working capital at March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024	December 31, 2023

	(In thousands)
Cash and cash equivalents	$512,364	$467,972
Working capital	$573,554	$559,779
Our ratio of current assets to current liabilities was 2.4:1 and 2.5:1 at March 31, 2024 and December 31, 2023, respectively.
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
On September 22, 2020 and March 29, 2023, we entered into amendments to the Prior A&R Credit Agreement to, among other changes, permit the issuance of the convertible senior notes and the purchase of the convertible note hedge transactions, as described in Note 10, Convertible Senior Notes, expand our flexibility to repurchase our common stock and make other restricted payments, and replace the total net leverage covenant, as well as to remove and replace the interest rate benchmark based on the London interbank offered rate (“LIBOR”) and related LIBOR-based mechanics applicable to borrowings under the Prior A&R Credit Agreement with an interest rate benchmark based on the secured overnight financing rate (“SOFR”) as administered by the Federal Reserve Bank of New York and related SOFR-based mechanics.
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
As of March 31, 2024, we had $350.0 million of funds available under the Current Revolving Credit Facility. As of March 31, 2024, there was no outstanding balance under the Current Revolving Credit Facility and we were in full compliance with all covenants. Refer to Note 9, Debt and Credit Agreement, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information. We expect to use future loans under the Current Revolving Credit Facility, if any, for working capital, potential acquisitions, and other general corporate purposes.
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
The 2016 Repurchase Program has a total of $2.7 million remaining for future repurchases as of March 31, 2024, which may result in additional use of cash. There were no stock repurchases during the three months ended March 31, 2024. Refer to “Stock Repurchase Programs” under Note 15, Employee Benefits and Share-Based Compensation, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information.
Based on our current business plan and backlog, we believe that our existing cash and cash equivalents, our anticipated cash flows from operations, cash generated from the exercise of employee stock options and purchases under our Employee Stock Purchase Plan (“ESPP”), along with the availability of funds under the Current Revolving Credit Facility will be sufficient to meet our cash needs for working capital, capital expenditures, potential acquisitions, and other contractual obligations for at least the next twelve months. For periods beyond the next twelve months, we also anticipate that our net operating cash flows plus existing balances of cash and cash equivalents will suffice to fund the growth of our business.
Cash Flows
The following table summarizes, for the periods indicated, selected items in our Condensed Consolidated Statements of Cash Flows:

	Three Months Ended March 31,
	2024	2023

	(In thousands)
Net cash provided by (used in):
Operating activities	$49,953	$12,770
Investing activities	(12,340)	(13,640)
Financing activities	11,926	3,862
Effect of exchange rate changes on cash and cash equivalents	(556)	176
Net increase in cash, cash equivalents, and restricted cash	$48,983	$3,168

Operating Activities
We expect cash from our operating activities to fluctuate in future periods as a result of a number of factors, including the timing of our billings and collections, our operating results, and the timing of other liability payments.
Net cash provided by operating activities was $50.0 million for the three months ended March 31, 2024, primarily consisting of a net loss of $15.7 million adjusted for non-cash items of $28.2 million and changes in assets and liabilities of $37.4 million. The non-cash items primarily consisted of depreciation and amortization expense of $21.3 million, share-based compensation expense of $8.6 million, amortization of operating lease right-of-use assets of $1.9 million, amortization of debt issuance costs of $1.0 million, and a change in deferred income taxes of $4.6 million. Changes in assets and liabilities include cash inflows primarily from (i) an increase in deferred revenues of $34.1 million primarily due to an increase in billings for certain technical service and Advanced Service offerings, (ii) a decrease in inventories of $6.3 million, primarily due to management of inventory levels to align with the current forecasted demand as well as inventory management efforts, (iii) an increase in accrued liabilities of $5.1 million, (iv) a decrease in accounts receivable and unbilled receivables of $3.4 million driven by overall business activity and the timing of billings, shipments, and collections, as well as the impacts of lower revenues, (v) a decrease in prepaid commissions of $2.2 million, (vi) a decrease in other current assets of $0.9 million, (vii) a decrease in other long-term assets of $0.8 million, and (viii) an increase in other long-term liabilities $0.8 million. These cash inflows were partially offset by (i) a decrease in accrued compensation of $10.3 million, primarily due to a decrease in the accrual for restructuring initiatives, as well as timing of payroll and ESPP purchases, (ii) a decrease in operating lease liabilities of $2.8 million, (iii) a decrease in accounts payables of $1.4 million, (iv) an increase in investment in sales-type leases of $1.1 million, and (v) an increase in prepaid expenses of $0.6 million.
Net cash provided by operating activities was $12.8 million for the three months ended March 31, 2023, primarily consisting of a net loss of $15.0 million and changes in assets and liabilities of $12.4 million, offset by non-cash items of $40.2 million. The non-cash items primarily consisted of depreciation and amortization expense of $22.0 million, share-based compensation expense of $14.0 million, amortization of operating lease right-of-use assets of $2.2 million, impairment and abandonment of operating lease right-of-use assets related to facilities of $7.8 million, amortization of debt issuance costs of $1.0 million, and a change in deferred income taxes of $7.8 million. Changes in assets and liabilities include cash outflows primarily from (i) a decrease in accrued compensation of $25.2 million, primarily due to a decrease in the accrual for restructuring initiatives, lower commissions, as well as timing of payroll and ESPP purchases, (ii) an increase in accounts receivable and unbilled receivables of $22.2 million, primarily due to the timing of billings, shipments and collections, and (iii) a decrease in operating lease liabilities of $2.7 million. These cash outflows were partially offset by (i) an increase in deferred revenues of $29.1 million, primarily due to an increase in billings for certain service and subscription offerings, (ii) a decrease in inventories of $6.8 million, primarily due to management of inventory levels to align with the current forecasted demand, and (iii) a decrease in prepaid commissions of $2.6 million.
Investing Activities
Net cash used in investing activities was $12.3 million for the three months ended March 31, 2024, which consisted of capital expenditures of $9.0 million for property and equipment and $3.4 million for external-use software development costs.
Net cash used in investing activities was $13.6 million for the three months ended March 31, 2023, which consisted of capital expenditures of $10.1 million for property and equipment, and $3.5 million for external-use software development costs.
Financing Activities
Net cash provided by financing activities was $11.9 million for the three months ended March 31, 2024, primarily due to $8.0 million in proceeds from employee stock option exercises and ESPP purchases and a net change in the customer funds balances of $4.6 million, partially offset by $0.7 million in employees’ taxes paid related to restricted stock unit vesting.
Net cash provided by financing activities was $3.9 million for the three months ended March 31, 2023, primarily due to $12.1 million in proceeds from employee stock option exercises and ESPP purchases, partially offset by $1.4 million in employees’ taxes paid related to restricted stock unit vesting and a net change in the customer funds balances of $6.9 million.
Contractual Obligations
There have been no significant changes during the three months ended March 31, 2024 to the contractual obligations disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” set forth in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2023.

Contractual obligations as of March 31, 2024 were as follows:

	Payments Due By Period
	Total	Remainder of 2024	2025 - 2026	2027 - 2028	2029 and thereafter

	(In thousands)
Operating leases (1)	$51,213	$9,688	$22,854	$16,806	$1,865
Purchase obligations (2)	$103,043	89,995	13,007	41	—
Convertible senior notes (3)	$577,157	719	576,438	—	—
Total (4)	$731,413	$100,402	$612,299	$16,847	$1,865
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
Foreign Currency Exchange Risk
We operate in foreign countries which expose us to market risk associated with foreign currency exchange rate fluctuations between the U.S. dollar and various foreign currencies, the most significant of which are the British Pound and the Euro. In order to manage foreign currency risk, at times we enter into foreign exchange forward contracts to mitigate risks associated with changes in spot exchange rates of mainly non-functional currency denominated assets or liabilities of our foreign subsidiaries. In general, the market risk related to these contracts is offset by corresponding gains and losses on the hedged transactions. By working only with major banks and closely monitoring current market conditions, we seek to limit the risk that counterparties to these contracts may be unable to perform. We do not enter into derivative contracts for trading purposes. As of March 31, 2024, we did not have any outstanding foreign exchange forward contracts.
Interest Rate Fluctuation Risk
We are exposed to interest rate risk through our borrowing activities. As of March 31, 2024, there was no outstanding balance under the current Second A&R Credit Agreement. Refer to Note 9, Debt and Credit Agreement, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information.
The net carrying amount under our convertible senior notes was $570.4 million as of March 31, 2024. Although our convertible senior notes are based on a fixed rate, changes in interest rates could impact the fair value of such notes. As of March 31, 2024, the fair market value of our convertible senior notes was $539.8 million. Refer to Note 4, Cash and Cash Equivalents and Fair Value of Financial Instruments, and Note 10, Convertible Senior Notes, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information.
We have used, and in the future we may use, interest rate swap agreements to protect against adverse fluctuations in interest rates by reducing our exposure to variability in cash flows relating to interest payments on a portion of our outstanding debt. We do not hold or issue any derivative financial instruments for speculative trading purposes. As of March 31, 2024, we did not have any outstanding interest rate swap agreements.

There were no significant changes in our market risk exposures during the three months ended March 31, 2024 as compared to the market risk exposures disclosed in “Quantitative and Qualitative Disclosures About Market Risk,” set forth in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 28, 2024.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended March 31, 2024.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information set forth under “Legal Proceedings” in Note 13, Commitments and Contingencies, of the Notes accompanying the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q is incorporated herein by reference.
ITEM 1A. RISK FACTORS
There are no material changes to the risk factors previously disclosed in Part I - Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the U.S. Securities and Exchange Commission on February 28, 2024.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
During the three months ended March 31, 2024, we did not repurchase any shares of our common stock under our repurchase program. Refer to “Stock Repurchase Programs” under Note 15, Employee Benefits and Share-Based Compensation, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Officers
During the three months ended March 31, 2024, none of our directors or officers adopted or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408(a) of Regulation S-K).

ITEM 6. EXHIBITS

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

10.1+*	Omnicell, Inc. Executive Bonus Plan

31.1+	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

31.2+	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

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

OMNICELL, INC.
Date:	May 7, 2024	By:	/s/ Nchacha E. Etta
Nchacha E. Etta, Executive Vice President & Chief Financial Officer (principal financial officer and duly authorized officer)