Form 10-Q
period 2024-06-30
OMNICELL, INC.
filed 2024-08-06
CIK 926326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of July 30, 2024, there were 45,993,797 shares of the registrant’s common stock, $0.001 par value, outstanding.

OMNICELL, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
OMNICELL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2024	December 31, 2023

	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$556,781	$467,972
Accounts receivable and unbilled receivables, net of allowances of $6,474 and $5,564, respectively	241,127	252,025
Inventories	93,262	110,099
Prepaid expenses	22,216	25,966
Other current assets	82,282	71,509
Total current assets	995,668	927,571
Property and equipment, net	110,982	108,601
Long-term investment in sales-type leases, net	50,302	42,954
Operating lease right-of-use assets	26,438	24,988
Goodwill	735,351	735,810
Intangible assets, net	199,425	211,173
Long-term deferred tax assets	40,555	32,901
Prepaid commissions	49,882	52,414
Other long-term assets	83,054	90,466
Total assets	$2,291,657	$2,226,878

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$49,747	$45,028
Accrued compensation	48,940	51,754
Accrued liabilities	158,119	149,276
Deferred revenues	150,316	121,734
Total current liabilities	407,122	367,792
Long-term deferred revenues	67,931	58,622
Long-term deferred tax liabilities	1,326	1,620
Long-term operating lease liabilities	33,739	33,910
Other long-term liabilities	7,514	6,318
Convertible senior notes, net	571,217	569,662
Total liabilities	1,088,849	1,037,924
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value, 100,000 shares authorized; 56,277 and 55,822 shares issued; 45,994 and 45,539 shares outstanding, respectively	56	56
Treasury stock at cost, 10,283 shares outstanding, respectively	(290,319)	(290,319)
Additional paid-in capital	1,149,533	1,122,292
Retained earnings	358,416	370,357
Accumulated other comprehensive loss	(14,878)	(13,432)
Total stockholders’ equity	1,202,808	1,188,954
Total liabilities and stockholders’ equity	$2,291,657	$2,226,878
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(In thousands, except per share data)
Revenues:
Product revenues	$156,580	$188,436	$289,875	$374,151
Service revenues	120,208	110,537	233,064	215,451
Total revenues	276,788	298,973	522,939	589,602
Cost of revenues:
Cost of product revenues	99,381	107,962	191,822	217,489
Cost of service revenues	63,056	56,568	124,143	112,641
Total cost of revenues	162,437	164,530	315,965	330,130
Gross profit	114,351	134,443	206,974	259,472
Operating expenses:
Research and development	21,102	23,137	43,158	46,015
Selling, general, and administrative	90,025	103,558	182,439	228,672
Total operating expenses	111,127	126,695	225,597	274,687
Income (loss) from operations	3,224	7,748	(18,623)	(15,215)
Interest and other income (expense), net	4,973	4,461	8,989	6,242
Income (loss) before income taxes	8,197	12,209	(9,634)	(8,973)
Provision for income taxes	4,462	8,758	2,307	2,576
Net income (loss)	$3,735	$3,451	$(11,941)	$(11,549)
Net income (loss) per share:
Basic	$0.08	$0.08	$(0.26)	$(0.26)
Diluted	$0.08	$0.08	$(0.26)	$(0.26)
Weighted-average shares outstanding:
Basic	45,953	45,125	45,842	45,007
Diluted	46,036	45,472	45,842	45,007
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(In thousands)
Net income (loss)	$3,735	$3,451	$(11,941)	$(11,549)
Other comprehensive income (loss):
Foreign currency translation adjustments	(47)	1,432	(1,446)	2,911
Other comprehensive income (loss)	(47)	1,432	(1,446)	2,911
Comprehensive income (loss)	$3,688	$4,883	$(13,387)	$(8,638)
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
	Shares	Amount	Shares	Amount

	(In thousands)
Balances as of December 31, 2023	55,822	$56	(10,283)	$(290,319)	$1,122,292	$370,357	$(13,432)	$1,188,954
Net loss	—	—	—	—	—	(15,676)	—	(15,676)
Other comprehensive loss	—	—	—	—	—	—	(1,399)	(1,399)
Share-based compensation	—	—	—	—	9,381	—	—	9,381
Issuance of common stock under employee stock plans	385	—	—	—	8,042	—	—	8,042
Tax payments related to restricted stock units	—	—	—	—	(705)	—	—	(705)
Balances as of March 31, 2024	56,207	56	(10,283)	(290,319)	1,139,010	354,681	(14,831)	1,188,597
Net income	—	—	—	—	—	3,735	—	3,735
Other comprehensive loss	—	—	—	—	—	—	(47)	(47)
Share-based compensation	—	—	—	—	11,010	—	—	11,010
Issuance of common stock under employee stock plans	70	—	—	—	99	—	—	99
Tax payments related to restricted stock units	—	—	—	—	(586)	—	—	(586)
Balances as of June 30, 2024	56,277	$56	(10,283)	$(290,319)	$1,149,533	$358,416	$(14,878)	$1,202,808

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
	Shares	Amount	Shares	Amount

	(In thousands)
Balances as of December 31, 2022	55,030	$55	(10,283)	$(290,319)	$1,046,760	$390,728	$(17,087)	$1,130,137
Net loss	—	—	—	—	—	(15,000)	—	(15,000)
Other comprehensive income	—	—	—	—	—	—	1,479	1,479
Share-based compensation	—	—	—	—	15,180	—	—	15,180
Issuance of common stock under employee stock plans	322	—	—	—	12,114	—	—	12,114
Tax payments related to restricted stock units	—	—	—	—	(1,369)	—	—	(1,369)
Balances as of March 31, 2023	55,352	55	(10,283)	(290,319)	1,072,685	375,728	(15,608)	1,142,541
Net income	—	—	—	—	—	3,451	—	3,451
Other comprehensive income	—	—	—	—	—	—	1,432	1,432
Share-based compensation	—	—	—	—	15,148	—	—	15,148
Issuance of common stock under employee stock plans	136	1	—	—	3,088	—	—	3,089
Tax payments related to restricted stock units	—	—	—	—	(2,096)	—	—	(2,096)
Balances as of June 30, 2023	55,488	$56	(10,283)	$(290,319)	$1,088,825	$379,179	$(14,176)	$1,163,565

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2024	2023

	(In thousands)
Operating Activities
Net loss	$(11,941)	$(11,549)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	42,090	44,054
Loss on disposal of assets	221	993
Share-based compensation expense	18,672	28,131
Deferred income taxes	(7,948)	(11,019)
Amortization of operating lease right-of-use assets	3,900	4,225
Impairment and abandonment of operating lease right-of-use assets related to facilities	—	7,815
Inventory write-down	5,393	—
Amortization of debt issuance costs	1,943	2,091
Changes in operating assets and liabilities:
Accounts receivable and unbilled receivables	10,898	26,463
Inventories	11,160	17,820
Prepaid expenses	3,750	3,576
Other current assets	5,868	773
Investment in sales-type leases	(8,056)	(1,707)
Prepaid commissions	2,532	4,706
Other long-term assets	1,218	43
Accounts payable	4,751	(15,806)
Accrued compensation	(2,814)	(20,980)
Accrued liabilities	9,247	(4,646)
Deferred revenues	22,085	16,540
Operating lease liabilities	(5,512)	(5,396)
Other long-term liabilities	1,196	(454)
Net cash provided by operating activities	108,653	85,673
Investing Activities
External-use software development costs	(7,381)	(6,685)
Purchases of property and equipment	(18,508)	(21,772)
Net cash used in investing activities	(25,889)	(28,457)
Financing Activities
Proceeds from issuances under stock-based compensation plans	8,141	15,203
Employees’ taxes paid related to restricted stock units	(1,291)	(3,465)
Change in customer funds, net	(11,552)	(4,273)
Net cash provided by (used in) financing activities	(4,702)	7,465
Effect of exchange rate changes on cash and cash equivalents	(802)	148
Net increase in cash, cash equivalents, and restricted cash	77,260	64,829
Cash, cash equivalents, and restricted cash at beginning of period	500,979	352,835
Cash, cash equivalents, and restricted cash at end of period	$578,239	$417,664
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (UNAUDITED)

	Six Months Ended June 30,
	2024	2023

	(In thousands)
Reconciliation of cash, cash equivalents, and restricted cash to the Condensed Consolidated Balance Sheets:
Cash and cash equivalents	$556,781	$399,464
Restricted cash included in other current assets	21,458	18,200
Cash, cash equivalents, and restricted cash at end of period	$578,239	$417,664
Supplemental disclosure of non-cash investing activities
Unpaid purchases of property and equipment	$656	$464
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
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the financial position of the Company as of June 30, 2024 and December 31, 2023, the results of operations and comprehensive income (loss) for the three and six months ended June 30, 2024 and 2023, and cash flows for the six months ended June 30, 2024 and 2023. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) have been condensed or omitted in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 28, 2024. The Company’s results of operations and comprehensive income (loss) for the three and six months ended June 30, 2024, and cash flows for the six months ended June 30, 2024 are not necessarily indicative of results that may be expected for the year ending December 31, 2024, or for any future period.
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
The Company’s critical accounting policies are those that affect its financial statements materially and involve difficult, subjective, or complex judgments by management. As of June 30, 2024, the Company is not aware of any events or circumstances that would require an update to its estimates, judgments, or revisions to the carrying value of its assets or liabilities.
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
In March 2024, the SEC issued final rules under SEC Release No. 33-11275, “The Enhancement and Standardization of Climate-Related Disclosures for Investors,” to require registrants to disclose certain climate-related information, including Scope 1 and Scope 2 greenhouse gas emissions and other climate-related topics, if material, in registration statements and annual reports. In April 2024, the SEC voluntarily stayed its climate disclosure rules as a result of pending legal challenges to facilitate an orderly judicial resolution. The Company is currently evaluating the impact the SEC’s rule will have on its consolidated financial statements.
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

The following table summarizes revenue recognition for each revenue category:

Revenue Category	Timing of Revenue Recognition	Income Statement Classification
Connected devices, software licenses, and other	Point in time, as transfer of control occurs, generally upon installation and acceptance by the customer	Product
Consumables	Point in time, as transfer of control occurs, generally upon shipment to, or receipt by, the customer	Product
Technical services	Over time, as services are provided, typically ratably over the service term	Service
Advanced Services	Over time, as services are provided	Service
A portion of the Company’s sales are made to customers who are members of Group Purchasing Organizations (“GPOs”) and Federal agencies that purchase under a Federal Supply Schedule Contract with the Department of Veterans Affairs (the “GSA Contract”). GPOs are often fully or partially owned by the Company’s customers, and the Company pays fees to the GPO on completed contracts. The Company also pays the Industrial Funding Fee (“IFF”) to the Department of Veterans Affairs under the GSA Contract. The Company considers these fees consideration paid to customers and records them as reductions to revenue. Fees to GPOs and the IFF were $2.4 million and $2.8 million for the three months ended June 30, 2024 and 2023, respectively, and $4.4 million and $5.9 million for the six months ended June 30, 2024 and 2023, respectively.
Disaggregation of Revenues
The following table summarizes the Company’s revenues disaggregated by revenue type for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(In thousands)
Connected devices, software licenses, and other	$134,539	$167,475	$245,608	$332,622
Consumables	22,041	20,961	44,267	41,529
Technical services	59,321	57,191	117,836	110,548
Advanced Services	60,887	53,346	115,228	104,903
Total revenues	$276,788	$298,973	$522,939	$589,602
The following table summarizes the Company’s revenues disaggregated by geographic region, which is determined based on customer location, for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(In thousands)
United States	$255,317	$257,202	$473,493	$513,145
Rest of world (1)	21,471	41,771	49,446	76,457
Total revenues	$276,788	$298,973	$522,939	$589,602
_________________________________________________
(1)    No individual country represented more than 10% of total revenues.

Contract Assets and Contract Liabilities
The following table reflects the Company’s contract assets and contract liabilities:

	June 30, 2024	December 31, 2023

	(In thousands)
Short-term unbilled receivables, net (1)	$25,122	$22,524
Long-term unbilled receivables, net (2)	9,901	11,850
Total contract assets	$35,023	$34,374

Short-term deferred revenues	$150,316	$121,734
Long-term deferred revenues	67,931	58,622
Total contract liabilities	$218,247	$180,356
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
Short-term deferred revenues of $121.7 million as of December 31, 2023 include deferred revenues from product sales and service contracts, net of deferred cost of sales of $12.4 million. During the three and six months ended June 30, 2024, the Company recognized revenues of $34.8 million and $85.0 million, respectively, that were included in the corresponding gross short-term deferred revenues balance of $134.1 million as of December 31, 2023.
Deferred revenues from product sales primarily relate to delivered and invoiced products, pending installation and acceptance. Deferred revenues from service contracts primarily relate to services that have been invoiced, where services have not yet been provided. Short-term deferred revenues are expected to be recognized within the next twelve months. Long-term deferred revenues substantially consist of deferred revenues on long-term technical and Advanced Services contracts which have been invoiced and are expected to be recognized as revenue beyond twelve months, generally not more than ten years. The Company generally invoices customers for products upon shipment. Invoicing associated with the service portion of agreements is generally periodic and is billed on a monthly, quarterly, or annual basis, and in certain circumstances, multiple years are billed at one time. Advanced Services agreements are generally invoiced periodically on a monthly, quarterly or annual basis over the life of the agreement. In certain circumstances, portions of these agreements may be invoiced as a lump sum.
In addition, the Company has remaining performance obligations associated with contracts for which the associated products have been accepted or associated services have started, but where invoicing has not yet occurred and therefore are not reflected in deferred revenue. These remaining performance obligations are comprised of the non-variable portions of technical services and Advanced Services provided under non-cancellable contracts with minimum commitments. Remaining performance obligations which are not included in deferred revenues were $387.7 million as of June 30, 2024. Remaining performance obligations are expected to be recognized ratably over the remaining terms of the associated contracts, which terms vary but are generally not more than ten years. Remaining performance obligations do not include product obligations, services where the associated product has not been accepted, services which have not yet started, variable portions of services, and certain other obligations.
Significant Customers
There were no customers that accounted for more than 10% of the Company’s total revenues for the three and six months ended June 30, 2024 and 2023. Also, there were no customers that accounted for more than 10% of the Company’s accounts receivable balance as of June 30, 2024 and December 31, 2023.

Note 3. Net Income (Loss) Per Share
The basic and diluted net income (loss) per share calculations for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(In thousands, except per share data)
Net income (loss)	$3,735	$3,451	$(11,941)	$(11,549)
Weighted-average shares outstanding – basic	45,953	45,125	45,842	45,007
Effect of dilutive securities from stock award plans	83	347	—	—
Weighted-average shares outstanding – diluted	46,036	45,472	45,842	45,007

Net income (loss) per share – basic	$0.08	$0.08	$(0.26)	$(0.26)
Net income (loss) per share – diluted	$0.08	$0.08	$(0.26)	$(0.26)

Anti-dilutive weighted-average shares related to stock award plans	2,719	2,512	3,247	3,530
Anti-dilutive weighted-average shares related to convertible senior notes and warrants	11,816	11,816	11,816	11,816
Note 4. Cash and Cash Equivalents and Fair Value of Financial Instruments
Cash and cash equivalents of $556.8 million and $468.0 million as of June 30, 2024 and December 31, 2023, respectively, consisted of bank accounts and highly-liquid U.S. Government money market funds held in sweep and asset management accounts with financial institutions of high credit quality. As of June 30, 2024 and December 31, 2023, cash equivalents were $529.3 million and $451.0 million, respectively, which consisted of money market funds held in sweep and asset management accounts.
Fair Value Hierarchy
The Company measures its financial instruments at fair value. The Company’s cash, cash equivalents, and restricted cash are classified within Level 1 of the fair value hierarchy as they are valued primarily using quoted market prices utilizing market observable inputs. The Company’s credit facility is classified within Level 2 as the valuation inputs are based on quoted prices or market observable data of similar instruments. The Company’s convertible senior notes are classified within Level 2 as the valuation inputs are based on quoted prices in an inactive market on the last day in the reporting period. As of June 30, 2024 and December 31, 2023, the fair value of the convertible senior notes was $539.8 million and $527.2 million, respectively, compared to their carrying values of $571.2 million and $569.7 million, respectively, which are net of unamortized debt issuance costs. Refer to Note 9, Debt and Credit Agreement, for further information regarding the Company’s credit facility and Note 10, Convertible Senior Notes, for further information regarding the Company’s convertible senior notes.

Note 5. Balance Sheet Components
Balance sheet details as of June 30, 2024 and December 31, 2023 are presented in the tables below:

	June 30, 2024	December 31, 2023

	(In thousands)
Inventories:
Raw materials	$39,162	$51,439
Work in process	2,077	1,327
Finished goods	52,023	57,333
Total inventories	$93,262	$110,099

Other current assets:
Funds held for customers, including restricted cash (1)	$43,488	$43,649
Net investment in sales-type leases, current portion	12,575	11,867
Prepaid income taxes	2,568	8,279
Other current assets (2)	23,651	7,714
Total other current assets	$82,282	$71,509

Other long-term assets:
External-use software development costs, net	$60,853	$66,659
Unbilled receivables, net	9,901	11,850
Deferred debt issuance costs	3,328	3,718
Other long-term assets	8,972	8,239
Total other long-term assets	$83,054	$90,466

Accrued liabilities:
Operating lease liabilities, current portion	$10,465	$10,518
Customer fund liabilities	43,488	43,649
Advance payments from customers	10,542	10,551
Rebate liabilities	57,056	51,277
Group purchasing organization fees	4,409	4,445
Taxes payable	4,594	2,191
Other accrued liabilities	27,565	26,645
Total accrued liabilities	$158,119	$149,276
_________________________________________________
(1)    Includes restricted cash of $21.5 million and $33.0 million as of June 30, 2024 and December 31, 2023, respectively.
(2)    Includes deferred cost of sales of $16.1 million as of June 30, 2024.
The following table summarizes the changes in accumulated balances of other comprehensive income (loss), which consisted of foreign currency translation adjustments, for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(In thousands)
Beginning balance	$(14,831)	$(15,608)	$(13,432)	$(17,087)
Other comprehensive income (loss)	(47)	1,432	(1,446)	2,911
Ending balance	$(14,878)	$(14,176)	$(14,878)	$(14,176)

Note 6. Property and Equipment
The following table represents the property and equipment balances as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023

	(In thousands)
Equipment	$102,044	$95,996
Furniture and fixtures	5,191	4,500
Leasehold improvements	17,859	17,919
Purchased software and internal-use software development costs	138,030	118,004
Construction in progress	8,184	11,614
Property and equipment, gross	271,308	248,033
Accumulated depreciation and amortization	(160,326)	(139,432)
Total property and equipment, net	$110,982	$108,601
Depreciation and amortization expense of property and equipment was $8.7 million and $6.6 million for the three months ended June 30, 2024 and 2023, respectively, and $17.3 million and $12.9 million for the six months ended June 30, 2024 and 2023, respectively.
The geographic location of the Company’s property and equipment, net, is based on the physical location in which it is located. The following table summarizes the geographic information for property and equipment, net, as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023

	(In thousands)
United States	$106,685	$104,312
Rest of world	4,297	4,289
Total property and equipment, net	$110,982	$108,601
Note 7. External-Use Software Development Costs
The carrying amounts of external-use software development costs as of June 30, 2024 and December 31, 2023 were as follows:

	June 30, 2024	December 31, 2023

	(In thousands)
Gross carrying amount	$240,466	$239,038
Accumulated amortization	(179,613)	(172,379)
External-use software development costs, net (1)	$60,853	$66,659
_________________________________________________
(1)     Included in other long-term assets in the Condensed Consolidated Balance Sheets.
The Company recorded $6.4 million and $7.4 million to cost of revenues for amortization of external-use software development costs for the three months ended June 30, 2024 and 2023, respectively, and $13.1 million and $14.8 million for the six months ended June 30, 2024 and 2023, respectively.

The estimated future amortization expenses for external-use software development costs were as follows:

June 30, 2024

(In thousands)
Remaining six months of 2024	$11,975
2025	19,772
2026	14,331
2027	8,398
2028	4,541
Thereafter	1,836
Total	$60,853
Note 8. Goodwill and Intangible Assets
Goodwill
The following table represents changes in the carrying amount of goodwill:

(In thousands)
Balance as of December 31, 2023	$735,810
Foreign currency exchange rate fluctuations	(459)
Balance as of June 30, 2024	$735,351
Intangible Assets, Net
The carrying amounts and useful lives of intangible assets as of June 30, 2024 and December 31, 2023 were as follows:

	June 30, 2024
	Gross carrying amount (1)	Accumulated amortization	Foreign currency exchange rate fluctuations	Net carrying amount	Useful life (years)

	(In thousands, except for years)
Customer relationships	$307,418	$(124,314)	$(1,352)	$181,752	4 - 30
Acquired technology	46,134	(30,380)	—	15,754	4 - 20
Trade names	9,200	(8,140)	—	1,060	5 - 12
Patents	2,322	(1,463)	—	859	2 - 20
Total intangible assets, net	$365,074	$(164,297)	$(1,352)	$199,425

	December 31, 2023
	Gross carrying amount (1)	Accumulated amortization	Foreign currency exchange rate fluctuations	Net carrying amount	Useful life (years)

	(In thousands, except for years)
Customer relationships	$307,418	$(115,232)	$(1,326)	$190,860	4 - 30
Acquired technology	84,876	(67,033)	—	17,843	4 - 20
Backlog	1,800	(1,800)	—	—	2
Trade names	9,200	(7,680)	—	1,520	5 - 12
Patents	2,404	(1,454)	—	950	2 - 20
Total intangible assets, net	$405,698	$(193,199)	$(1,326)	$211,173

_________________________________________________
(1)    The differences in gross carrying amounts between periods are primarily due to the write-off of certain fully amortized intangible assets.
Amortization expense of intangible assets was $5.7 million and $8.1 million for the three months ended June 30, 2024 and 2023, respectively, and $11.7 million and $16.4 million for the six months ended June 30, 2024 and 2023, respectively.
The estimated future amortization expenses for amortizable intangible assets were as follows:

June 30, 2024

(In thousands)
Remaining six months of 2024	$11,066
2025	21,063
2026	18,076
2027	16,225
2028	15,184
Thereafter	117,811
Total	$199,425
Note 9. Debt and Credit Agreement
On November 15, 2019, Omnicell, Inc. entered into an Amended and Restated Credit Agreement (as amended, the “Prior A&R Credit Agreement”) with the lenders from time to time party thereto, Wells Fargo Securities, LLC, Citizens Bank, N.A., and JPMorgan Chase Bank, N.A., as joint lead arrangers, and Wells Fargo Bank, National Association, as administrative agent. As referred to herein, “Omnicell, Inc.” refers only to Omnicell, Inc., excluding its subsidiaries. The Prior A&R Credit Agreement provided for (a) a five-year revolving credit facility of $500.0 million (the “Prior Revolving Credit Facility”) and (b) an uncommitted incremental loan facility of up to $250.0 million (the “Prior Incremental Facility”). In addition, the Prior A&R Credit Agreement included a letter of credit sub-limit of up to $15.0 million and a swing line loan sub-limit of up to $25.0 million. The Prior A&R Credit Agreement was subsequently amended on September 22, 2020 and March 29, 2023, to permit the issuance of the convertible senior notes and the purchase of the convertible note hedge transactions (as described in Note 10, Convertible Senior Notes, of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q), expand the Company’s flexibility to make restricted payments (including common stock repurchases), and replace the total net leverage covenant, as well as to remove and replace the interest rate benchmark based on the London interbank offered rate (“LIBOR”) and related LIBOR-based mechanics with an interest rate benchmark based on the secured overnight financing rate (“SOFR”) as administered by the Federal Reserve Bank of New York and related SOFR-based mechanics.
Omnicell, Inc. entered into a Second Amended and Restated Credit Agreement (the “Second A&R Credit Agreement”) on October 10, 2023, with the lenders from time to time party thereto, Wells Fargo Securities, LLC, JPMorgan Chase Bank, N.A., PNC Capital Markets LLC and TD Securities (USA) LLC as joint lead arrangers and Wells Fargo Bank, National Association, as administrative agent. The Second A&R Credit Agreement supersedes the Prior A&R Credit Agreement and provides for (a) a five-year revolving credit facility of $350.0 million (the “Current Revolving Credit Facility”) and (b) an uncommitted incremental loan facility of up to an amount equal to the sum of (i) the greater of $250.0 million and 100% of the adjusted consolidated EBITDA for the last four quarters and (ii) additional amounts subject to pro forma compliance with certain consolidated secured net leverage ratio (the “Current Incremental Facility”). In addition, the Second A&R Credit Agreement includes a letter of credit sub-limit of up to $15.0 million and a swing line loan sub-limit of up to $25.0 million. The Second A&R Credit Agreement has an expiration date of October 10, 2028, subject to acceleration under certain conditions, upon which date all remaining outstanding borrowings will be due and payable.
Loans under the Current Revolving Credit Facility bear interest, at Omnicell, Inc.’s option, at a rate equal to either (a) the Adjusted Term SOFR (as defined in the Second A&R Credit Agreement), plus an applicable margin ranging from 1.50% to 2.25% per annum based on the Company’s Consolidated Total Net Leverage Ratio (as defined in the Second A&R Credit Agreement), or (b) an alternate base rate equal to the highest of (i) the prime rate, (ii) the federal funds rate plus 0.50%, and (iii) the Adjusted Term SOFR for an interest period of one month plus 1.00%, plus an applicable margin ranging from 0.50% to 1.25% per annum based on the Company’s Consolidated Total Net Leverage Ratio. Undrawn commitments under the Current Revolving Credit Facility are subject to a commitment fee ranging from 0.20% to 0.35% per annum based on the Company’s Consolidated Total Net Leverage Ratio on the average daily unused portion of the Current Revolving Credit Facility. Subject to the terms and conditions of the Current Revolving Credit Facility or Current Incremental Facility Omnicell, Inc. is permitted to make voluntary prepayments at any time without payment of a premium or penalty. The availability of funds under the Current

Revolving Credit Facility may be subject to reduction in order to maintain compliance with the financial covenants under the Second A&R Credit Agreement.
The Second A&R Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, dividends, and other distributions. The Second A&R Credit Agreement contains financial covenants that require the Company to not exceed a maximum consolidated secured net leverage ratio (not to exceed 3.00:1) and maintain a minimum consolidated interest coverage ratio (not to be less than 3.00:1). In addition, the Second A&R Credit Agreement contains certain customary events of default including, but not limited to, failure to pay interest, principal, and fees, or other amounts when due, material misrepresentations or misstatements in any representation or warranty, covenant defaults, certain cross defaults to other material indebtedness, certain judgment defaults, and events of bankruptcy.
Omnicell, Inc.’s obligations under the Second A&R Credit Agreement and, at the election of Omnicell, Inc. and the contracting counterparty, any secured swap obligations and banking services obligations owing to a lender (or an affiliate of a lender) are guaranteed by certain of its domestic subsidiaries and secured by substantially all of its and such subsidiary guarantors’ assets. In connection with entering into the Second A&R Credit Agreement, and as a condition precedent to borrowing loans thereunder, Omnicell, Inc. and certain of Omnicell, Inc.’s other direct and indirect subsidiaries have entered into certain ancillary agreements, including, but not limited to, a reaffirmation agreement, which amends certain terms of the existing collateral agreement and reaffirms their obligations under the existing guaranty agreement.
The refinancing of the Prior Credit Agreement on October 10, 2023 was evaluated in accordance with ASC 470-50, Debt - Modifications and Extinguishments. In determining whether the refinancing was to be accounted for as a debt extinguishment or a debt modification, the Company considered whether lenders within the syndicate remained the same or changed and whether the changes in debt terms were substantial. This assessment was performed on an individual lender basis within the syndicate. As a result, the refinancing was accounted for as a modification with the exception of certain lenders that exited the syndicate. The exit of certain lenders resulted in an immaterial write-off of existing unamortized debt issuance costs. The remaining unamortized debt issuance costs related to debt modification, along with the new deferred costs, will be amortized over the remaining term of the Second A&R Credit Agreement. The Company incurred and capitalized an additional $3.0 million of debt issuance costs which are being amortized to interest expense using the straight-line method through 2028.
As of both June 30, 2024 and December 31, 2023, the Company had $350.0 million of funds available under the Current Revolving Credit Facility. As of June 30, 2024 and December 31, 2023, the Company had no outstanding balance under the Current Revolving Credit Facility. The Company was in compliance with all covenants as of June 30, 2024.
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

During the three months ended June 30, 2024 and December 31, 2023, none of the conditional conversion features of the Notes were triggered, and therefore, the Notes are not convertible during the third quarter of 2024, commencing on July 1, 2024, and were not convertible during the first quarter of 2024, commencing on January 1, 2024. Accordingly, the Company classified the Notes as a long-term liability in its Condensed Consolidated Financial Statements as of both June 30, 2024 and December 31, 2023. Whether the Notes will be convertible following the third fiscal quarter of 2024 will depend on the satisfaction of the conversion conditions in the future.
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
If the Company undergoes a fundamental change, holders may require, subject to certain exceptions, the Company to repurchase for cash all or any portion of their Notes at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. As of June 30, 2024, none of the criteria for a fundamental change or a conversion rate adjustment had been met.
As of June 30, 2024, the Company may redeem for cash all or any portion of the Notes, at its option, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price for the Notes then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. If the Company redeems less than all of the outstanding Notes, at least $150.0 million aggregate principal amount of Notes must be outstanding and not subject to redemption as of the date of the relevant notice of redemption. No sinking fund is provided for in the Notes.
The debt issuance costs associated with the Notes are being amortized to interest expense over the term of the Notes using an effective interest rate of 0.80%. As of June 30, 2024, the remaining life of the Notes and the related issuance cost accretion is approximately 1.2 years.
The maximum number of shares issuable upon conversion, including the effect of a fundamental change and subject to other conversion rate adjustments, would be 5.9 million shares. As of June 30, 2024, the if-converted value of the Notes did not exceed the principal amount.
The Notes consisted of the following balances reported in the Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023

	(In thousands)
Principal amount	$575,000	$575,000
Unamortized debt issuance costs	(3,783)	(5,338)
Convertible senior notes, net	$571,217	$569,662

The following table summarizes the components of interest expense resulting from the Notes recognized in interest and other income (expense), net in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(In thousands)
Contractual coupon interest	$359	$359	$719	$719
Amortization of debt issuance costs	$778	$772	$1,555	$1,543
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
Separately from the convertible note hedge, in September 2020, the Company entered into warrant transactions to sell to the option counterparties warrants to acquire, subject to customary anti-dilution adjustments, up to approximately 5.9 million shares of its common stock in the aggregate at an initial strike price of $141.56 per share. The warrants require net share or net cash settlement upon the Company’s election. The Company received aggregate proceeds of approximately $51.3 million for the issuance of the warrants, which was recorded in additional paid-in capital at issuance in the Condensed Consolidated Balance Sheets. The warrants could separately have a dilutive effect to the Company’s common stock to the extent that the market price per share of its common stock exceeds the strike price of the warrants.
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
The following table presents the Company’s income recognized from sales-type leases for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(In thousands)
Sales-type lease revenues	$11,576	$7,856	$18,612	$13,572
Cost of sales-type lease revenues	(7,110)	(4,380)	(11,297)	(7,042)
Selling profit on sales-type lease revenues	$4,466	$3,476	$7,315	$6,530

The receivables as a result of these types of transactions are collateralized by the underlying equipment leased and consist of the following components at June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023

	(In thousands)
Net minimum lease payments to be received	$75,410	$65,017
Less: Unearned interest income portion	(12,533)	(10,196)
Net investment in sales-type leases	62,877	54,821
Less: Current portion (1)	(12,575)	(11,867)
Long-term investment in sales-type leases, net	50,302	42,954
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
The maturity schedule of future minimum lease payments under sales-type leases retained in-house and the reconciliation to the net investment in sales-type leases reported on the Condensed Consolidated Balance Sheets was as follows:

June 30, 2024

(In thousands)
Remaining six months of 2024	$8,163
2025	14,493
2026	12,431
2027	10,780
2028	9,692
Thereafter	19,851
Total future minimum sales-type lease payments	75,410
Present value adjustment	(12,533)
Total net investment in sales-type leases	$62,877
Operating Leases
The following table represents the Company’s income recognized from operating leases for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(In thousands)
Rental income	$711	$1,870	$1,567	$4,129
Note 12. Lessee Leases
The Company has operating leases for office buildings, data centers, office equipment, and vehicles. The Company’s leases have initial terms of one to twelve years. As of June 30, 2024, the Company did not have any additional material operating leases that were entered into, but not yet commenced.

The maturity schedule of future minimum lease payments under operating leases and the reconciliation to the operating lease liabilities reported on the Condensed Consolidated Balance Sheets was as follows:

June 30, 2024

(In thousands)
Remaining six months of 2024	$6,354
2025	12,278
2026	11,426
2027	9,478
2028	8,174
Thereafter	2,242
Total operating lease payments	49,952
Present value adjustment	(5,748)
Total operating lease liabilities (1)	$44,204
_________________________________________________
(1)    Amount consists of a current and long-term portion of operating lease liabilities of $10.5 million and $33.7 million, respectively. The current portion of the operating lease liabilities is included in accrued liabilities in the Condensed Consolidated Balance Sheets.
Operating lease costs were $2.6 million and $2.6 million for the three months ended June 30, 2024 and 2023, respectively, and $5.2 million and $5.6 million for the six months ended June 30, 2024 and 2023, respectively. Short-term lease costs and variable lease costs were not material for the three and six months ended June 30, 2024 and 2023. The Company recorded impairment and abandonment charges to operating lease right-of-use assets of $7.8 million during the six months ended June 30, 2023, in connection with restructuring activities to reduce its real estate footprint and for optimization of certain leased facilities. The impairment and abandonment charges were recorded to selling, general, and administrative expenses on the Company’s Condensed Consolidated Statements of Operations. Refer to Note 16, Restructuring Expenses, for additional information regarding the Company’s restructuring activities.
The following table summarizes supplemental cash flow information related to the Company’s operating leases for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities	$6,765	$6,725
Right-of-use assets obtained in exchange for new lease liabilities	$5,509	$1,608
The following table summarizes the weighted-average remaining lease term and weighted-average discount rate related to the Company’s operating leases as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Weighted-average remaining lease term, years	4.2	4.6
Weighted-average discount rate, %	5.8%	5.8%
Note 13. Commitments and Contingencies
Purchase Obligations
In the ordinary course of business, the Company issues purchase orders based on its current manufacturing needs. As of June 30, 2024, the Company had non-cancelable purchase commitments of $107.9 million, of which $87.3 million are expected to be paid within the year ending December 31, 2024.
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
Note 14. Income Taxes
The Company generally provides for income taxes in interim periods based on the estimated annual effective tax rate for the year, adjusting for discrete items in the quarter in which they arise. For the six months ended June 30, 2024 and June 30, 2023, the Company recorded a provision for income taxes of $2.3 million and $2.6 million, respectively, by applying its estimated annual effective tax rate to its year-to-date measure of ordinary income and adjusted for $3.3 million and $2.7 million, respectively, of discrete income tax expense primarily from equity compensation.
The effective tax rate for the six months ended June 30, 2024 and 2023, differed from the statutory rate of 21% primarily due to the benefit of the research and development credits and a foreign-derived intangible income benefit deduction, partially offset by the unfavorable impact of the non-deductible compensation, equity charges, and Global Intangible Low-Taxed Income tax inclusion.
The Organization for Economic Co-Operation and Development introduced Base Erosion and Profit Shifting Pillar Two rules that impose a global minimum tax rate of 15% on multi-national corporations. The rules are effective for the Company’s financial year beginning January 1, 2024. These rules did not have an impact on the Company’s provision for income taxes for the six months ended June 30, 2024.
As of June 30, 2024 and December 31, 2023, the Company had gross unrecognized tax benefits of $11.4 million and $10.7 million, respectively. The Company recognizes interest and penalties related to uncertain tax positions in interest and other income (expense), net in the Condensed Consolidated Statements of Operations. Accrued interest and penalties are included within other long-term liabilities on the Condensed Consolidated Balance Sheets. As of June 30, 2024 and December 31, 2023, the amount of accrued interest and penalties was $0.6 million and $0.4 million, respectively.
The Company files income tax returns in the United States and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examinations by taxing authorities, including major jurisdictions such as the United States, Germany, Italy, France, and the United Kingdom. With few exceptions, as of June 30, 2024, the Company was no longer subject to U.S., state, and foreign tax examinations for years before 2020, 2019, and 2019, respectively.
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
Note 15. Employee Benefits and Share-Based Compensation
Share-Based Compensation Expense
The following table sets forth the total share-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(In thousands)
Cost of product and service revenues	$1,620	$2,268	$3,175	$4,276
Research and development	1,139	1,697	2,214	3,303
Selling, general, and administrative	7,272	10,124	13,283	20,552
Total share-based compensation expense	$10,031	$14,089	$18,672	$28,131

The Company capitalized approximately $1.0 million and $1.1 million during the three months ended June 30, 2024 and 2023, respectively, and $1.7 million and $2.2 million during the six months ended June 30, 2024 and 2023, respectively, of non-cash share-based compensation expense to internal-use and external-use software development costs related to internal labor. The Company did not capitalize any material share-based compensation expense to inventory during the three and six months ended June 30, 2024 and 2023.
Employee Stock Purchase Plan (“ESPP”)
The following assumptions were used to value shares under the ESPP for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Expected life, years	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Expected volatility, %	33.7% - 57.0%	31.7% - 63.9%	33.7% - 57.0%	31.7% - 63.9%
Risk-free interest rate, %	1.5% - 5.5%	0.1% - 5.1%	1.5% - 5.5%	0.1% - 5.1%
Dividend yield, %	—%	—%	—%	—%
For the six months ended June 30, 2024 and 2023, employees purchased approximately 334,000 and 209,000 shares of common stock, respectively, under the ESPP at a weighted-average price of $24.06 and $46.96, respectively. As of June 30, 2024, the unrecognized compensation cost related to the shares to be purchased under the ESPP was approximately $0.9 million and is expected to be recognized over a weighted-average period of 1.4 years.
Stock Options
The following assumptions were used to value stock options granted pursuant to the Company’s 2009 Equity Incentive Plan, as amended (the “2009 Plan”) for the six months ended June 30, 2023. There were no stock options granted during the three and six months ended June 30, 2024, and three months ended June 30, 2023.

Six Months Ended June 30,
2023
Expected life, years	3.2
Expected volatility, %	44.8%
Risk-free interest rate, %	3.7%
Estimated forfeiture rate, %	10.0%
Dividend yield, %	—%
The following table summarizes the stock option activity under the 2009 Plan during the six months ended June 30, 2024:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Years	Aggregate Intrinsic Value

	(In thousands, except per share data)
Outstanding at December 31, 2023	2,023	$67.68	4.6	$1,013
Granted	—	—
Exercised	(4)	27.82
Expired	(163)	73.51
Forfeited	(23)	63.91
Outstanding at June 30, 2024	1,833	$67.29	4.3	$—
Exercisable at June 30, 2024	1,744	$66.98	4.2	$—
Vested and expected to vest at June 30, 2024 and thereafter	1,830	$67.26	4.2	$—
As of June 30, 2024, total unrecognized compensation cost related to unvested stock options was $0.8 million, which is expected to be recognized over a weighted-average vesting period of 0.3 years.

Restricted Stock Units (“RSUs”)
The following table summarizes the RSU activity under the 2009 Plan during the six months ended June 30, 2024:

	Number of Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Years	Aggregate Intrinsic Value

	(In thousands, except per share data)
Outstanding at December 31, 2023	1,078	$84.66	1.5	$40,551
Granted (Awarded)	192	27.55
Vested (Released)	(130)	101.33
Forfeited	(105)	80.79
Outstanding and unvested at June 30, 2024	1,035	$72.37	1.3	$28,026
As of June 30, 2024, total unrecognized compensation cost related to RSUs was $44.4 million, which is expected to be recognized over the remaining weighted-average vesting period of 2.8 years.
Restricted Stock Awards (“RSAs”)
The following table summarizes the RSA activity under the 2009 Plan during the six months ended June 30, 2024:

	Number of Shares	Weighted-Average Grant Date Fair Value

	(In thousands, except per share data)
Outstanding at December 31, 2023	24	$70.96
Granted (Awarded)	51	31.94
Vested (Released)	(26)	67.32
Outstanding and unvested at June 30, 2024	49	$31.91
As of June 30, 2024, total unrecognized compensation cost related to RSAs was $1.2 million, which is expected to be recognized over the remaining weighted-average vesting period of 0.9 years.
Performance-Based Stock Unit Awards (“PSUs”)
The following table summarizes the PSU activity under the 2009 Plan during the six months ended June 30, 2024:

	Number of Shares	Weighted-Average Grant Date Fair Value

	(In thousands, except per share data)
Outstanding at December 31, 2023	75	$127.14
Granted	177	28.67
Vested	(5)	157.56
Forfeited	(65)	122.29
Outstanding and unvested at June 30, 2024	182	$32.33
As of June 30, 2024, total unrecognized compensation cost related to PSUs was approximately $5.2 million, which is expected to be recognized over the remaining weighted-average vesting period of 1.8 years.

Summary of Shares Reserved for Future Issuance under Equity Incentive Plans
The Company had the following ordinary shares reserved for future issuance under its equity incentive plans as of June 30, 2024:

Number of Shares

(In thousands)
Stock options outstanding	1,833
Non-vested restricted stock awards	1,266
Shares authorized for future issuance	4,848
ESPP shares available for future issuance	2,916
Total shares reserved for future issuance	10,863
Stock Repurchase Programs
On August 2, 2016, the Company’s Board of Directors (the “Board”) authorized a stock repurchase program, which does not expire, providing for the repurchase of up to $50.0 million of the Company’s common stock (the “2016 Repurchase Program”). As of June 30, 2024, the maximum dollar value of shares that may yet be purchased under the 2016 Repurchase Program was $2.7 million.
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
During the three and six months ended June 30, 2024 and 2023, the Company did not repurchase any of its outstanding common stock under the 2016 Repurchase Program.
Note 16. Restructuring Expenses
On November 23, 2022, the Company committed to a plan to reduce the Company’s headcount (the “2022 Plan”), as part of the Company’s expense containment efforts being implemented due to ongoing macroeconomic headwinds. During the first quarter of 2023, as a result of continued exploration of expense containment measures, the Company committed to further reduce its headcount across many of its functions, and also committed to reduce its real estate footprint to align with its broader hybrid work strategy and in an effort to further reduce costs. During the three and six months ended June 30, 2023, the Company incurred $0.7 million and $6.0 million, respectively, of employee severance costs and related expenses in connection with the 2022 Plan. As of June 30, 2024, there was no unpaid balance related to the 2022 Plan.
On November 2, 2023, the Company committed to a plan to reduce the Company’s headcount and real estate footprint (the “2023 Plan”) as part of the Company’s expense containment initiatives and other actions to reduce discretionary spending being implemented due to challenging industry dynamics and macroeconomic conditions. The Company did not incur any material expenses related to the 2023 Plan during the three and six months ended June 30, 2024. As of June 30, 2024 and December 31, 2023, the unpaid balance related to the 2023 Plan was $1.0 million and $8.9 million, respectively.
On April 26, 2024, the Company’s management committed to the wind down of the Company’s Medimat Robotic Dispensing System (“RDS”) product line, subject to local law and statutory works council consultation requirements. During the six months ended June 30, 2024, the Company incurred approximately $3.3 million of employee severance costs and other expenses related to the planned RDS product line wind down, which were unpaid as of June 30, 2024. During the three months ended June 30, 2024, the Company did not incur any additional employee-related expenses related to the planned RDS product line wind down. In addition, during the three and six months ended June 30, 2024, the Company incurred $5.4 million of inventory write-down charges related to the planned RDS product line wind down that were recorded to cost of revenues in the Company’s Condensed Consolidated Statements of Operations.
Refer to Note 12, Lessee Leases, for information regarding the Company’s restructuring activities for the reduction of its real estate footprint and optimization of certain leased facilities.

The following table summarizes the total employee-related restructuring expense recognized in the Company’s Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(In thousands)
Cost of product and service revenues	$—	$238	$2,696	$382
Research and development	—	7	311	492
Selling, general, and administrative	—	476	156	5,161
Total restructuring expense	$—	$721	$3,163	$6,035
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
•our belief that our solutions that support the industry vision of the Autonomous Pharmacy are strongly aligned with trends in the healthcare market and are well-positioned to address the evolving needs of healthcare institutions;
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
•our information technology systems or solutions susceptibility to disruptions, breaches, or cyber-attacks; and

•our ability to generate cash from operations, expected future uses of cash, and estimates regarding, and the sufficiency of, our sources of funding and cash resources.
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
Omnicell solutions are helping healthcare facilities worldwide to reduce costs, improve labor efficiency, establish new revenue streams, enhance supply chain control, support compliance, and move closer to the industry vision of the Autonomous Pharmacy. We sell our product and consumable solutions together with related service offerings. Revenues generated in the United States represented 92% and 86% of our total revenues for the three months ended June 30, 2024 and 2023, respectively, and 91% and 87% of our total revenues for the six months ended June 30, 2024 and 2023, respectively.
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
We utilize bookings as an indicator of the success of our business. We define bookings generally as: (i) the value of non-cancelable contracts for our connected devices, software products, and Advanced Services (although, for those Advanced Services contracts without a minimum commitment, bookings only include the amount of revenue that has been recognized once the services have been provided); and (ii) for our consumables, the value of orders placed through our Omnicell Storefront online platform or through written or telephonic orders. We typically exclude technical services and other less significant items ancillary to our products and services, such as freight revenue, from bookings. In addition, dependent upon counterparty or credit risk, which is evaluated at the time of contract signing, for a given multi-year subscription contract we may reduce the portion of the contractual commitment booked at a given time. As noted, the portfolio of products, solutions and services we offer has evolved. As a result, the ordering process for certain of our solutions has also evolved. For example, orders for certain solutions may not include a purchase order. Connected devices and software license bookings are recorded as revenue upon customer acceptance of the installation or receipt of goods. Revenues from Advanced Services bookings are recorded over the contractual term.
We generally provide installation planning and consulting as part of most connected device product sales, which is typically included in the initial price of the solution. To help ensure the maximum availability of our systems, our customers typically purchase technical services contracts (maintenance and support) in increments of one to five years. In addition to connected device product sales, we provide a range of services to our customers. We also provide Advanced Services such as Central Pharmacy Dispensing Service (service portion), IV Compounding Service (service portion), EnlivenHealth, Specialty Pharmacy Services, 340B solutions, Inventory Optimization Service, and other software solutions, which typically are provided over two to seven years.
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
Our full-time employee headcount was approximately 3,630 and 3,650 on June 30, 2024 and December 31, 2023, respectively.
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
In an effort to address these challenges and deliver solutions to help drive positive medication management outcomes, we continue to make significant investments in our research and development efforts to further advance the industry vision of the Autonomous Pharmacy. Furthermore, we believe a combination of robotics, smart devices, intelligent software, and expert services is needed in every care setting where medications are managed. We are focused on delivering solutions to help our customers realize the industry vision of the Autonomous Pharmacy and drive positive medication management outcomes with outstanding customer experience through a mature channel in four market categories:
•Point of Care. As a market leader, we expect to continue expansion into this product market as customers increase the use of our dispensing systems in more areas within their hospitals and increasingly in ambulatory care settings. While the macroeconomic environment is showing some signs of improvement, we recognize that some health system customers may still be facing budgetary or labor constraints, which may impact our customers’ considerations in the near term when they are determining whether to implement new solutions and workflows. As we are largely through the replacement cycle of our previous generation of automated dispensing systems, we are seeing demand moderate. With the launch of next-generation enhancements and solutions for points of care, we believe we are providing a path for customers to maximize the value of their existing technology investments through upgrades and acquisitions of new program offerings for their current installed base. We also believe there is an opportunity for us to expand this offering and define a new standard for dispensing systems in ambulatory settings. We believe our current solutions within the Point of Care market and new innovation and services will continue to help customers drive improved clinical and financial outcomes.
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
•Share-based compensation; and
•Accounting for income taxes.
There were no material changes in the matters for which we make critical accounting estimates in the preparation of our Condensed Consolidated Financial Statements during the six months ended June 30, 2024 as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2023.
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

RESULTS OF OPERATIONS
Total Revenues

	Three Months Ended June 30,
			Change in
	2024	2023	$	%

	(Dollars in thousands)
Product revenues	$156,580	$188,436	$(31,856)	(17)%
Percentage of total revenues	57%	63%
Service revenues	120,208	110,537	$9,671	9%
Percentage of total revenues	43%	37%
Total revenues	$276,788	$298,973	$(22,185)	(7)%
Product revenues represented 57% and 63% of total revenues for the three months ended June 30, 2024 and 2023, respectively. Product revenues decreased by $31.9 million, primarily due to lower volumes from our automated dispensing systems business primarily as a result of the impact of a continued challenging environment for some of our health system customers and the timing of our XT Series systems lifecycle, as we are largely through the replacement cycle.
Service revenues represented 43% and 37% of total revenues for the three months ended June 30, 2024 and 2023, respectively. Service revenues include revenues from technical services and Advanced Services offerings. Service revenues increased by $9.7 million, primarily due to an increase of $2.1 million in technical services revenues as a result of growth in our installed customer base and the impact of pricing actions, as well as an increase of $7.5 million in Advanced Services revenues due to continued customer demand.
Our international sales represented 8% and 14% of total revenues for the three months ended June 30, 2024 and 2023, respectively, and are expected to be affected by foreign currency exchange rate fluctuations. We are unable to predict the extent to which revenues in future periods will be impacted by changes in foreign currency exchange rates.

	Six Months Ended June 30,
			Change in
	2024	2023	$	%

	(Dollars in thousands)
Product revenues	$289,875	$374,151	$(84,276)	(23)%
Percentage of total revenues	55%	63%
Service revenues	233,064	215,451	17,613	8%
Percentage of total revenues	45%	37%
Total revenues	$522,939	$589,602	$(66,663)	(11)%
Product revenues represented 55% and 63% of total revenues for the six months ended June 30, 2024 and 2023, respectively. Product revenues decreased by $84.3 million, due to lower volumes from our automated dispensing systems business primarily as a result of the impact of a continued challenging environment for some of our health system customers and the timing of our XT Series systems lifecycle, as we are largely through the replacement cycle.
Service revenues represented 45% and 37% of total revenues for the six months ended June 30, 2024 and 2023, respectively. Service revenues include revenues from technical services and Advanced Services offerings. Service revenues increased by $17.6 million, primarily due to an increase of $7.3 million in technical services revenues as a result of growth in our installed customer base and the impact of pricing actions, as well as an increase of $10.3 million in Advanced Services revenues due to continued customer demand.
Our international sales represented 9% and 13% of total revenues for the six months ended June 30, 2024 and 2023, respectively, and are expected to be affected by foreign currency exchange rate fluctuations. We are unable to predict the extent to which revenues in future periods will be impacted by changes in foreign currency exchange rates.
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

	Three Months Ended June 30,
			Change in
	2024	2023	$	%

	(Dollars in thousands)
Cost of revenues:
Cost of product revenues	$99,381	$107,962	$(8,581)	(8)%
As a percentage of related revenues	63%	57%
Cost of service revenues	63,056	56,568	$6,488	11%
As a percentage of related revenues	52%	51%
Total cost of revenues	$162,437	$164,530	$(2,093)	(1)%
As a percentage of total revenues	59%	55%

Gross profit	$114,351	$134,443	$(20,092)	(15)%
Gross margin	41%	45%
Cost of revenues for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 decreased by $2.1 million, primarily driven by a $8.6 million decrease in cost of product revenues, partially offset by a $6.5 million increase in cost of service revenues.
The decrease in cost of product revenues was primarily driven by the decrease in product revenues of $31.9 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The decrease in cost of product revenues has not decreased proportionally with the decrease in product revenues for the three months ended June 30, 2024, primarily due to the decrease in revenues of higher margin products as well as the impact of certain fixed costs, such as labor and overhead. In addition, the decrease in cost of product revenues was partially offset by $5.4 million of inventory write-down charges related to the planned RDS product line wind down incurred during the three months ended June 30, 2024. The increase in cost of service revenues was primarily driven by the increase in service revenues of $9.7 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023.
The overall decrease in gross margin primarily relates to lower product revenues for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, whereas the decrease in cost of product revenues has not decreased proportionally with the decrease in product revenues, primarily due to the decrease in revenues of higher margin products as well as the impact of certain fixed costs, such as labor and overhead. The decrease is partially offset by inventory write-down charges related to the planned RDS product line wind down incurred during the three months ended June 30, 2024. Our gross profit for the three months ended June 30, 2024 was $114.4 million, as compared to $134.4 million for the three months ended June 30, 2023.

	Six Months Ended June 30,
			Change in
	2024	2023	$	%

	(Dollars in thousands)
Cost of revenues:
Cost of product revenues	$191,822	$217,489	$(25,667)	(12)%
As a percentage of related revenues	66%	58%
Cost of service revenues	124,143	112,641	$11,502	10%
As a percentage of related revenues	53%	52%
Total cost of revenues	$315,965	$330,130	$(14,165)	(4)%
As a percentage of total revenues	60%	56%

Gross profit	$206,974	$259,472	$(52,498)	(20)%
Gross margin	40%	44%
Cost of revenues for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 decreased by $14.2 million, primarily driven by a $25.7 million decrease in cost of product revenues, partially offset by a $11.5 million increase in cost of service revenues.
The decrease in cost of product revenues was primarily driven by the decrease in product revenues of $84.3 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The decrease in cost of product revenues has not decreased proportionally with the decrease in product revenues for the six months ended June 30, 2024, primarily due to the decrease in revenues of higher margin products as well as the impact of certain fixed costs, such as labor and overhead. In addition, the decrease in cost of product revenues was partially offset by $5.4 million of inventory write-down charges related to the planned RDS product line wind down and an increase of $2.0 million of restructuring costs incurred during the six months ended June 30, 2024. The increase in cost of service revenues was primarily driven by the increase in service revenues of $17.6 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023.
The overall decrease in gross margin primarily relates to lower product revenues for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, whereas the decrease in cost of product revenues has not decreased proportionally with the decrease in product revenues, primarily due to the decrease in revenues of higher margin products as well as the impact of certain fixed costs, such as labor and overhead. The decrease is partially offset by inventory write-down charges related to the planned RDS product line wind down and restructuring costs incurred during the six months ended June 30, 2024. Our gross profit for the six months ended June 30, 2024 was $207.0 million, as compared to $259.5 million for the six months ended June 30, 2023.
Operating Expenses and Interest and Other Income (Expense), Net

	Three Months Ended June 30,
			Change in
	2024	2023	$	%

	(Dollars in thousands)
Operating expenses:
Research and development	$21,102	$23,137	$(2,035)	(9)%
As a percentage of total revenues	8%	8%
Selling, general, and administrative	90,025	103,558	$(13,533)	(13)%
As a percentage of total revenues	33%	35%
Total operating expenses	$111,127	$126,695	$(15,568)	(12)%
As a percentage of total revenues	40%	42%

Interest and other income (expense), net	$4,973	$4,461	$512	11%

Research and Development. Research and development expenses decreased by $2.0 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The decrease was primarily attributed to a decrease in employee-related expenses as a result of lower headcount.
Selling, General, and Administrative. Selling, general, and administrative expenses decreased by $13.5 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The decrease was primarily due to a decrease of $9.8 million in employee-related expenses as a result of lower headcount and a decrease of $2.0 million in commissions expenses.
Interest and Other Income (Expense), Net. Interest and other income (expense), net changed by $0.5 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, primarily driven by a $0.8 million increase in other income and a $0.3 million increase in other expense. The increase in other income during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 is primarily attributable to higher interest income received due to higher interest rates and higher cash and cash equivalents balances.

	Six Months Ended June 30,
			Change in
	2024	2023	$	%

	(Dollars in thousands)
Operating expenses:
Research and development	$43,158	$46,015	$(2,857)	(6)%
As a percentage of total revenues	8%	8%
Selling, general, and administrative	182,439	228,672	$(46,233)	(20)%
As a percentage of total revenues	35%	39%
Total operating expenses	$225,597	$274,687	$(49,090)	(18)%
As a percentage of total revenues	43%	47%

Interest and other income (expense), net	$8,989	$6,242	$2,747	44%
Research and Development. Research and development expenses decreased by $2.9 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The decrease was primarily attributed to a decrease in employee-related expenses as a result of lower headcount.
Selling, General, and Administrative. Selling, general, and administrative expenses decreased by $46.2 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The decrease was primarily due to a decrease of $22.6 million in employee-related expenses as a result of lower headcount, a decrease of $8.4 million in impairment and abandonment charges of operating lease right-of-use and other assets in connection with restructuring activities of certain leased facilities, a decrease of $5.0 million in restructuring costs, a decrease of $3.2 million in commissions expenses, and a decrease of $1.5 million in freight out.
Interest and Other Income (Expense), Net. Interest and other income (expense), net changed by $2.7 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily driven by a $3.6 million increase in other income and a $0.9 million increase in other expense. The increase in other income during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 is primarily attributable to higher interest income received due to higher interest rates and higher cash and cash equivalents balances.

Provision for Income Taxes

	Three Months Ended June 30,
			Change in
	2024	2023	$	%

	(Dollars in thousands)
Provision for income taxes	$4,462	$8,758	$(4,296)	(49)%

	Six Months Ended June 30,
			Change in
	2024	2023	$	%

	(Dollars in thousands)
Provision for income taxes	$2,307	$2,576	$(269)	(10)%
For the six months ended June 30, 2024 and 2023, we recorded a provision for income taxes of $2.3 million and $2.6 million, respectively, by applying our estimated annual effective tax rate to our year-to-date measure of ordinary income and adjusted for $3.3 million and $2.7 million, respectively, of discrete income tax expense primarily from equity compensation. The change in the provision for income taxes for the six months ended June 30, 2024 compared to the provision for income taxes for the same period in 2023 was insignificant, comprising of various offsetting components of annual effective tax rate and discrete income tax expense.
Refer to Note 14, Income Taxes, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information.
LIQUIDITY AND CAPITAL RESOURCES
We had cash and cash equivalents of $556.8 million at June 30, 2024 compared to $468.0 million at December 31, 2023. All of our cash and cash equivalents are invested in bank accounts and money market funds held in sweep and asset management accounts with financial institutions of high credit quality.
Our cash position and working capital at June 30, 2024 and December 31, 2023 were as follows:

	June 30, 2024	December 31, 2023

	(In thousands)
Cash and cash equivalents	$556,781	$467,972
Working capital	$588,546	$559,779
Our ratio of current assets to current liabilities was 2.4:1 and 2.5:1 at June 30, 2024 and December 31, 2023, respectively.
Sources of Cash
Revolving Credit Facility
On November 15, 2019, Omnicell, Inc. entered into an Amended and Restated Credit Agreement (as amended, the “Prior A&R Credit Agreement”) with the lenders from time to time party thereto, Wells Fargo Securities, LLC, Citizens Bank, N.A., and JPMorgan Chase Bank, N.A., as joint lead arrangers, and Wells Fargo Bank, National Association, as administrative agent. The Prior A&R Credit Agreement provided for (a) a five-year revolving credit facility of $500.0 million (the “Prior Revolving Credit Facility”) and (b) an uncommitted incremental loan facility of up to $250.0 million (the “Prior Incremental Facility”). In addition, the Prior A&R Credit Agreement included a letter of credit sub-limit of up to $15.0 million and a swing line loan sub-limit of up to $25.0 million. The Prior A&R Credit Agreement was subsequently amended on September 22, 2020 and March 29, 2023 to permit the issuance of the convertible senior notes and the purchase of the convertible note hedge transactions (as described in Note 10, Convertible Senior Notes, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q), expand our flexibility to make restricted payments (including common stock repurchases), and replace the total net leverage covenant, as well as to remove and replace the interest rate benchmark based on the London interbank offered rate (“LIBOR”) and related LIBOR-based mechanics with an interest rate benchmark based on the secured overnight financing rate (“SOFR”) as administered by the Federal Reserve Bank of New York and related SOFR-based mechanics.
On October 10, 2023, Omnicell, Inc. entered into a Second Amended and Restated Credit Agreement (the “Second A&R Credit Agreement”) with the lenders from time to time party thereto, Wells Fargo Securities, LLC, JPMorgan Chase Bank, N.A., PNC Capital Markets LLC and TD Securities (USA) LLC as joint lead arrangers and Wells Fargo Bank, National Association, as administrative agent. The Second A&R Credit Agreement supersedes the Prior A&R Credit Agreement and provides for (a) a five-year revolving credit facility of $350.0 million (the “Current Revolving Credit Facility”) and (b) an uncommitted incremental loan facility of up to an amount equal to the sum of (i) the greater of $250.0 million and 100% of the adjusted consolidated EBITDA for the last four quarters and (ii) additional amounts subject to pro forma compliance with certain consolidated secured net leverage ratio (the “Current Incremental Facility”). In addition, the Second A&R Credit Agreement includes a letter of credit sub-limit of up to $15.0 million and a swing line loan sub-limit of up to $25.0 million. The Second A&R Credit Agreement has an expiration date of October 10, 2028, subject to acceleration under certain conditions, upon which date all remaining outstanding borrowings will be due and payable.
As of June 30, 2024, we had $350.0 million of funds available under the Current Revolving Credit Facility. As of June 30, 2024, there was no outstanding balance under the Current Revolving Credit Facility and we were in full compliance with all covenants. Refer to Note 9, Debt and Credit Agreement, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information. We expect to use future loans under the Current Revolving Credit Facility, if any, for working capital, potential acquisitions, and other general corporate purposes.
Uses of Cash
Our future uses of cash are expected to be primarily for working capital, capital expenditures, and other contractual obligations. We also expect a continued use of cash for potential acquisitions and acquisition-related activities, as well as repurchases of our common stock. In addition, we may also use a portion of our cash as we consider various options related to our outstanding debt.
The 2016 Repurchase Program has a total of $2.7 million remaining for future repurchases as of June 30, 2024, which may result in additional use of cash. There were no stock repurchases during the six months ended June 30, 2024. Refer to “Stock Repurchase Programs” under Note 15, Employee Benefits and Share-Based Compensation, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information.
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
Cash Flows
The following table summarizes, for the periods indicated, selected items in our Condensed Consolidated Statements of Cash Flows:

	Six Months Ended June 30,
	2024	2023

	(In thousands)
Net cash provided by (used in):
Operating activities	$108,653	$85,673
Investing activities	(25,889)	(28,457)
Financing activities	(4,702)	7,465
Effect of exchange rate changes on cash and cash equivalents	(802)	148
Net increase in cash, cash equivalents, and restricted cash	$77,260	$64,829
Operating Activities
We expect cash from our operating activities to fluctuate in future periods as a result of a number of factors, including the timing of our billings and collections, our operating results, and the timing of other liability payments.

Net cash provided by operating activities was $108.7 million for the six months ended June 30, 2024, primarily consisting of operating inflows of $52.4 million and favorable working capital movements of $56.3 million. Operating inflows consisted of a net loss of $11.9 million, adjusted for non-cash items of $64.3 million, which consisted primarily of depreciation and amortization expense of $42.1 million, share-based compensation expense of $18.7 million, and inventory write-down charges of $5.4 million. The favorable working capital was primarily due to an increase in deferred revenues of $22.1 million driven by an increase in billings, a decrease in inventories of $11.2 million resulting from inventory management initiatives, and a decrease in accounts receivable and unbilled receivables of $10.9 million driven by overall business activity and the timing of billings and collections.
Net cash provided by operating activities was $85.7 million for the six months ended June 30, 2023, primarily consisting of operating inflows of $64.8 million and favorable working capital movements of $20.9 million. Operating inflows consisted of a net loss of $11.5 million, adjusted for non-cash items of $76.3 million, which consisted primarily of depreciation and amortization expense of $44.1 million, share-based compensation expense of $28.1 million, and impairment and abandonment charges on operating lease right-of-use assets of $7.8 million. The favorable working capital was primarily due to a decrease in accounts receivable and unbilled receivables of $26.5 million due to the timing of billings and collections, a decrease in inventories of $17.8 million resulting from inventory management initiatives, and an increase in deferred revenues of $16.5 million driven by increased billings. These cash inflows were partially offset by a decrease in accrued compensation of $21.0 million and a decrease in accounts payable of $15.8 million, due to an overall decrease in spending and the timing of payments.
Investing Activities
Net cash used in investing activities was $25.9 million for the six months ended June 30, 2024, which consisted of capital expenditures of $18.5 million for property and equipment and $7.4 million for external-use software development costs.
Net cash used in investing activities was $28.5 million for the six months ended June 30, 2023, which consisted of capital expenditures of $21.8 million for property and equipment, and $6.7 million for external-use software development costs.
Financing Activities
Net cash used in financing activities was $4.7 million for the six months ended June 30, 2024, primarily due to a net change in the customer funds balances of $11.6 million, partially offset by $8.1 million in proceeds from employee stock option exercises and ESPP purchases.
Net cash provided by financing activities was $7.5 million for the six months ended June 30, 2023, primarily due to $15.2 million in proceeds from employee stock option exercises and ESPP purchases, partially offset by $3.5 million in employees’ taxes paid related to restricted stock unit vesting and a net change in the customer funds balances of $4.3 million.
Contractual Obligations
There have been no significant changes during the six months ended June 30, 2024 to the contractual obligations disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” set forth in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2023.

Contractual obligations as of June 30, 2024 were as follows:

	Payments Due By Period
	Total	Remainder of 2024	2025 - 2026	2027 - 2028	2029 and thereafter

	(In thousands)
Operating leases (1)	$49,952	$6,354	$23,704	$17,652	$2,242
Purchase obligations (2)	$107,913	87,293	20,545	75	—
Convertible senior notes (3)	$577,157	719	576,438	—	—
Total (4)	$735,022	$94,366	$620,687	$17,727	$2,242
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
Foreign Currency Exchange Risk
We operate in foreign countries which expose us to market risk associated with foreign currency exchange rate fluctuations between the U.S. dollar and various foreign currencies, the most significant of which are the British Pound and the Euro. In order to manage foreign currency risk, at times we enter into foreign exchange forward contracts to mitigate risks associated with changes in spot exchange rates of mainly non-functional currency denominated assets or liabilities of our foreign subsidiaries. In general, the market risk related to these contracts is offset by corresponding gains and losses on the hedged transactions. By working only with major banks and closely monitoring current market conditions, we seek to limit the risk that counterparties to these contracts may be unable to perform. We do not enter into derivative contracts for trading purposes. As of June 30, 2024, we did not have any outstanding foreign exchange forward contracts.
Interest Rate Fluctuation Risk
We are exposed to interest rate risk through our borrowing activities. As of June 30, 2024, there was no outstanding balance under the current Second A&R Credit Agreement. Refer to Note 9, Debt and Credit Agreement, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information.
The net carrying amount under our convertible senior notes was $571.2 million as of June 30, 2024. Although our convertible senior notes are based on a fixed rate, changes in interest rates could impact the fair value of such notes. As of June 30, 2024, the fair market value of our convertible senior notes was $539.8 million. Refer to Note 4, Cash and Cash Equivalents and Fair Value of Financial Instruments, and Note 10, Convertible Senior Notes, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information.
We have used, and in the future we may use, interest rate swap agreements to protect against adverse fluctuations in interest rates by reducing our exposure to variability in cash flows relating to interest payments on a portion of our outstanding debt. We do not hold or issue any derivative financial instruments for speculative trading purposes. As of June 30, 2024, we did not have any outstanding interest rate swap agreements.

There were no significant changes in our market risk exposures during the six months ended June 30, 2024 as compared to the market risk exposures disclosed in “Quantitative and Qualitative Disclosures About Market Risk,” set forth in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 28, 2024.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended June 30, 2024.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information set forth under “Legal Proceedings” in Note 13, Commitments and Contingencies, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q is incorporated herein by reference.
ITEM 1A. RISK FACTORS
There are no material changes to the risk factors previously disclosed in Part I - Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 28, 2024.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
During the three months ended June 30, 2024, we did not repurchase any shares of our common stock under our repurchase program. Refer to “Stock Repurchase Programs” under Note 15, Employee Benefits and Share-Based Compensation, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Officers
During the three months ended June 30, 2024, none of our directors or officers adopted or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408(a) of Regulation S-K).

ITEM 6. EXHIBITS

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

10.1*	Omnicell, Inc. 2009 Equity Incentive Plan, as amended	S-8	99.1	6/21/2024

31.1+	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

31.2+	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

32.1+
Certification of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)

101.INS+	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH+	Inline XBRL Taxonomy Extension Schema Document

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104+	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibit 101).
_________________________________________________
*    Indicates a management contract, compensation plan, or arrangement.
+    Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMNICELL, INC.
Date:	August 6, 2024	By:	/s/ Nchacha E. Etta
Nchacha E. Etta, Executive Vice President & Chief Financial Officer (principal financial officer and duly authorized officer)