Form 10-Q
period 2024-09-30
OMNICELL, INC.
filed 2024-11-08
CIK 926326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of October 30, 2024, there were 46,316,825 shares of the registrant’s common stock, $0.001 par value, outstanding.

OMNICELL, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
OMNICELL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2024	December 31, 2023

	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$570,628	$467,972
Accounts receivable and unbilled receivables, net of allowances of $7,103 and $5,564, respectively	251,764	252,025
Inventories	95,059	110,099
Prepaid expenses	28,884	25,966
Other current assets	64,927	71,509
Total current assets	1,011,262	927,571
Property and equipment, net	111,744	108,601
Long-term investment in sales-type leases, net	50,575	42,954
Operating lease right-of-use assets	25,312	24,988
Goodwill	737,169	735,810
Intangible assets, net	193,969	211,173
Long-term deferred tax assets	42,093	32,901
Prepaid commissions	49,730	52,414
Other long-term assets	81,734	90,466
Total assets	$2,303,588	$2,226,878

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$47,810	$45,028
Accrued compensation	45,090	51,754
Accrued liabilities	144,253	149,276
Deferred revenues	152,367	121,734
Convertible senior notes, net	571,997	—
Total current liabilities	961,517	367,792
Long-term deferred revenues	69,811	58,622
Long-term deferred tax liabilities	1,411	1,620
Long-term operating lease liabilities	31,524	33,910
Other long-term liabilities	7,997	6,318
Convertible senior notes, net	—	569,662
Total liabilities	1,072,260	1,037,924
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value, 100,000 shares authorized; 56,596 and 55,822 shares issued; 46,313 and 45,539 shares outstanding, respectively	57	56
Treasury stock at cost, 10,283 shares outstanding, respectively	(290,319)	(290,319)
Additional paid-in capital	1,164,847	1,122,292
Retained earnings	367,046	370,357
Accumulated other comprehensive loss	(10,303)	(13,432)
Total stockholders’ equity	1,231,328	1,188,954
Total liabilities and stockholders’ equity	$2,303,588	$2,226,878
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(In thousands, except per share data)
Revenues:
Product revenues	$158,361	$188,755	$448,236	$562,906
Service revenues	124,059	109,908	357,123	325,359
Total revenues	282,420	298,663	805,359	888,265
Cost of revenues:
Cost of product revenues	94,448	106,311	286,270	323,800
Cost of service revenues	65,704	60,388	189,847	173,029
Total cost of revenues	160,152	166,699	476,117	496,829
Gross profit	122,268	131,964	329,242	391,436
Operating expenses:
Research and development	21,214	24,281	64,372	70,296
Selling, general, and administrative	94,490	103,971	276,929	332,643
Total operating expenses	115,704	128,252	341,301	402,939
Income (loss) from operations	6,564	3,712	(12,059)	(11,503)
Interest and other income (expense), net	5,063	3,670	14,052	9,912
Income (loss) before income taxes	11,627	7,382	1,993	(1,591)
Provision for income taxes	2,997	1,829	5,304	4,405
Net income (loss)	$8,630	$5,553	$(3,311)	$(5,996)
Net income (loss) per share:
Basic	$0.19	$0.12	$(0.07)	$(0.13)
Diluted	$0.19	$0.12	$(0.07)	$(0.13)
Weighted-average shares outstanding:
Basic	46,153	45,333	45,947	45,117
Diluted	46,427	45,595	45,947	45,117
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(In thousands)
Net income (loss)	$8,630	$5,553	$(3,311)	$(5,996)
Other comprehensive income (loss):
Foreign currency translation adjustments	4,575	(2,953)	3,129	(42)
Other comprehensive income (loss)	4,575	(2,953)	3,129	(42)
Comprehensive income (loss)	$13,205	$2,600	$(182)	$(6,038)
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
	Shares	Amount	Shares	Amount

	(In thousands)
Balances as of December 31, 2023	55,822	$56	(10,283)	$(290,319)	$1,122,292	$370,357	$(13,432)	$1,188,954
Net loss	—	—	—	—	—	(15,676)	—	(15,676)
Other comprehensive loss	—	—	—	—	—	—	(1,399)	(1,399)
Share-based compensation	—	—	—	—	9,381	—	—	9,381
Issuance of common stock under employee stock plans	385	—	—	—	8,042	—	—	8,042
Tax payments related to restricted stock units	—	—	—	—	(705)	—	—	(705)
Balances as of March 31, 2024	56,207	56	(10,283)	(290,319)	1,139,010	354,681	(14,831)	1,188,597
Net income	—	—	—	—	—	3,735	—	3,735
Other comprehensive loss	—	—	—	—	—	—	(47)	(47)
Share-based compensation	—	—	—	—	11,010	—	—	11,010
Issuance of common stock under employee stock plans	70	—	—	—	99	—	—	99
Tax payments related to restricted stock units	—	—	—	—	(586)	—	—	(586)
Balances as of June 30, 2024	56,277	56	(10,283)	(290,319)	1,149,533	358,416	(14,878)	1,202,808
Net income	—	—	—	—	—	8,630	—	8,630
Other comprehensive income	—	—	—	—	—	—	4,575	4,575
Share-based compensation	—	—	—	—	12,569	—	—	12,569
Issuance of common stock under employee stock plans	319	1	—	—	4,998	—	—	4,999
Tax payments related to restricted stock units	—	—	—	—	(2,253)	—	—	(2,253)
Balances as of September 30, 2024	56,596	$57	(10,283)	$(290,319)	$1,164,847	$367,046	$(10,303)	$1,231,328

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
	Shares	Amount	Shares	Amount

	(In thousands)
Balances as of December 31, 2022	55,030	$55	(10,283)	$(290,319)	$1,046,760	$390,728	$(17,087)	$1,130,137
Net loss	—	—	—	—	—	(15,000)	—	(15,000)
Other comprehensive income	—	—	—	—	—	—	1,479	1,479
Share-based compensation	—	—	—	—	15,180	—	—	15,180
Issuance of common stock under employee stock plans	322	—	—	—	12,114	—	—	12,114
Tax payments related to restricted stock units	—	—	—	—	(1,369)	—	—	(1,369)
Balances as of March 31, 2023	55,352	55	(10,283)	(290,319)	1,072,685	375,728	(15,608)	1,142,541
Net income	—	—	—	—	—	3,451	—	3,451
Other comprehensive income	—	—	—	—	—	—	1,432	1,432
Share-based compensation	—	—	—	—	15,148	—	—	15,148
Issuance of common stock under employee stock plans	136	1	—	—	3,088	—	—	3,089
Tax payments related to restricted stock units	—	—	—	—	(2,096)	—	—	(2,096)
Balances as of June 30, 2023	55,488	56	(10,283)	(290,319)	1,088,825	379,179	(14,176)	1,163,565
Net income	—	—	—	—	—	5,553	—	5,553
Other comprehensive loss	—	—	—	—	—	—	(2,953)	(2,953)
Share-based compensation	—	—	—	—	16,104	—	—	16,104
Issuance of common stock under employee stock plans	258	—	—	—	7,832	—	—	7,832
Tax payments related to restricted stock units	—	—	—	—	(2,665)	—	—	(2,665)
Balances as of September 30, 2023	55,746	$56	(10,283)	$(290,319)	$1,110,096	$384,732	$(17,129)	$1,187,436

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2024	2023

	(In thousands)
Operating Activities
Net loss	$(3,311)	$(5,996)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	62,266	65,596
Loss on disposal of assets	412	2,110
Share-based compensation expense	30,277	43,113
Deferred income taxes	(9,401)	(14,165)
Amortization of operating lease right-of-use assets	5,279	6,238
Impairment and abandonment of operating lease right-of-use assets related to facilities	—	7,815
Inventory write-down	5,393	—
Amortization of debt issuance costs	2,917	3,139
Changes in operating assets and liabilities:
Accounts receivable and unbilled receivables	1,174	27,050
Inventories	10,038	31,690
Prepaid expenses	(2,918)	(857)
Other current assets	8,354	1,521
Investment in sales-type leases	(7,453)	(8,839)
Prepaid commissions	2,684	5,533
Other long-term assets	1,048	2,539
Accounts payable	2,945	(13,358)
Accrued compensation	(6,664)	(29,390)
Accrued liabilities	6,963	3,749
Deferred revenues	27,746	23,628
Operating lease liabilities	(8,021)	(8,145)
Other long-term liabilities	1,679	(291)
Net cash provided by operating activities	131,407	142,680
Investing Activities
External-use software development costs	(11,849)	(10,240)
Purchases of property and equipment	(27,376)	(32,404)
Net cash used in investing activities	(39,225)	(42,644)
Financing Activities
Proceeds from issuances under stock-based compensation plans	13,140	23,035
Employees’ taxes paid related to restricted stock units	(3,544)	(6,130)
Change in customer funds, net	(10,744)	(6,615)
Net cash provided by (used in) financing activities	(1,148)	10,290
Effect of exchange rate changes on cash and cash equivalents	879	(464)
Net increase in cash, cash equivalents, and restricted cash	91,913	109,862
Cash, cash equivalents, and restricted cash at beginning of period	500,979	352,835
Cash, cash equivalents, and restricted cash at end of period	$592,892	$462,697
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (UNAUDITED)

	Nine Months Ended September 30,
	2024	2023

	(In thousands)
Reconciliation of cash, cash equivalents, and restricted cash to the Condensed Consolidated Balance Sheets:
Cash and cash equivalents	$570,628	$446,840
Restricted cash included in other current assets	22,264	15,857
Cash, cash equivalents, and restricted cash at end of period	$592,892	$462,697
Supplemental disclosure of non-cash investing activities
Unpaid purchases of property and equipment	$432	$642
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
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the financial position of the Company as of September 30, 2024 and December 31, 2023, the results of operations and comprehensive income (loss) for the three and nine months ended September 30, 2024 and 2023, and cash flows for the nine months ended September 30, 2024 and 2023. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) have been condensed or omitted in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 28, 2024. The Company’s results of operations and comprehensive income (loss) for the three and nine months ended September 30, 2024, and cash flows for the nine months ended September 30, 2024 are not necessarily indicative of results that may be expected for the year ending December 31, 2024, or for any future period.
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
The Company’s critical accounting policies are those that affect its financial statements materially and involve difficult, subjective, or complex judgments by management. As of September 30, 2024, the Company is not aware of any events or circumstances that would require an update to its estimates, judgments, or revisions to the carrying value of its assets or liabilities.
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

Recently Issued Authoritative Guidance
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose significant segment expenses that are regularly provided to the CODM. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280, on an interim and annual basis. The amendments are effective for the Company’s annual periods beginning January 1, 2024, and for interim periods within fiscal years beginning January 1, 2025. Retrospective application is required, with early adoption permitted. The Company does not expect the adoption of ASU 2023-07 to have a material impact on its balance sheets, statements of operations, or statements of cash flows, as the anticipated changes will be the inclusion of additional disclosures related to the Company’s single reportable segment.
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
A portion of the Company’s sales are made to customers who are members of Group Purchasing Organizations (“GPOs”) and Federal agencies that purchase under a Federal Supply Schedule Contract with the Department of Veterans Affairs (the “GSA Contract”). GPOs are often fully or partially owned by the Company’s customers, and the Company pays fees to the GPO on completed contracts. The Company also pays the Industrial Funding Fee (“IFF”) to the Department of Veterans Affairs under the GSA Contract. The Company considers these fees consideration paid to customers and records them as reductions to revenue. Fees to GPOs and the IFF were $2.5 million and $3.6 million for the three months ended September 30, 2024 and 2023, respectively, and $6.9 million and $9.5 million for the nine months ended September 30, 2024 and 2023, respectively.
Disaggregation of Revenues
The following table summarizes the Company’s revenues disaggregated by revenue type for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(In thousands)
Connected devices, software licenses, and other	$135,672	$167,560	$381,280	$500,182
Consumables	22,689	21,195	66,956	62,724
Technical services	59,583	57,303	177,419	167,851
Advanced Services	64,476	52,605	179,704	157,508
Total revenues	$282,420	$298,663	$805,359	$888,265
The following table summarizes the Company’s revenues disaggregated by geographic region, which is determined based on customer location, for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(In thousands)
United States	$258,177	$272,649	$731,670	$785,794
Rest of world (1)	24,243	26,014	73,689	102,471
Total revenues	$282,420	$298,663	$805,359	$888,265
_________________________________________________
(1)    No individual country represented more than 10% of total revenues.

Contract Assets and Contract Liabilities
The following table reflects the Company’s contract assets and contract liabilities:

	September 30, 2024	December 31, 2023

	(In thousands)
Short-term unbilled receivables, net (1)	$33,722	$22,524
Long-term unbilled receivables, net (2)	9,171	11,850
Total contract assets	$42,893	$34,374

Short-term deferred revenues	$152,367	$121,734
Long-term deferred revenues	69,811	58,622
Total contract liabilities	$222,178	$180,356
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
Short-term deferred revenues of $121.7 million as of December 31, 2023 include deferred revenues from product sales and service contracts, net of deferred cost of sales of $12.4 million. During the three and nine months ended September 30, 2024, the Company recognized revenues of $21.6 million and $106.6 million, respectively, that were included in the corresponding gross short-term deferred revenues balance of $134.1 million as of December 31, 2023.
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
In addition, the Company has remaining performance obligations associated with contracts for which the associated products have been accepted or associated services have started, but where invoicing has not yet occurred and therefore are not reflected in deferred revenue. These remaining performance obligations are comprised of the non-variable portions of technical services and Advanced Services provided under non-cancellable contracts with minimum commitments. Remaining performance obligations which are not included in deferred revenues were $403.0 million as of September 30, 2024. Remaining performance obligations are expected to be recognized ratably over the remaining terms of the associated contracts, which terms vary but are generally not more than ten years. Remaining performance obligations do not include product obligations, services where the associated product has not been accepted, services which have not yet started, variable portions of services, and certain other obligations.
Significant Customers
There were no customers that accounted for more than 10% of the Company’s total revenues for the three and nine months ended September 30, 2024 and 2023. Also, there were no customers that accounted for more than 10% of the Company’s accounts receivable and unbilled receivables balances as of September 30, 2024 and December 31, 2023.

Note 3. Net Income (Loss) Per Share
The basic and diluted net income (loss) per share calculations for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(In thousands, except per share data)
Net income (loss)	$8,630	$5,553	$(3,311)	$(5,996)
Weighted-average shares outstanding – basic	46,153	45,333	45,947	45,117
Effect of dilutive securities from stock award plans	274	262	—	—
Weighted-average shares outstanding – diluted	46,427	45,595	45,947	45,117

Net income (loss) per share – basic	$0.19	$0.12	$(0.07)	$(0.13)
Net income (loss) per share – diluted	$0.19	$0.12	$(0.07)	$(0.13)

Anti-dilutive weighted-average shares related to stock award plans	2,687	2,727	3,767	3,536
Anti-dilutive weighted-average shares related to convertible senior notes and warrants	11,816	11,816	11,816	11,816
Note 4. Cash and Cash Equivalents and Fair Value of Financial Instruments
Cash and cash equivalents of $570.6 million and $468.0 million as of September 30, 2024 and December 31, 2023, respectively, consisted of bank accounts and highly-liquid U.S. Government money market funds held in sweep and asset management accounts with financial institutions of high credit quality. As of September 30, 2024 and December 31, 2023, cash equivalents were $535.2 million and $451.0 million, respectively, which consisted of money market funds held in sweep and asset management accounts.
Fair Value Hierarchy
The Company measures its financial instruments at fair value. The Company’s cash, cash equivalents, and restricted cash are classified within Level 1 of the fair value hierarchy as they are valued primarily using quoted market prices utilizing market observable inputs. The Company’s credit facility is classified within Level 2 as the valuation inputs are based on quoted prices or market observable data of similar instruments. The Company’s convertible senior notes are classified within Level 2 as the valuation inputs are based on quoted prices in an inactive market on the last day in the reporting period. As of September 30, 2024 and December 31, 2023, the fair value of the convertible senior notes was $548.8 million and $527.2 million, respectively, compared to their carrying values of $572.0 million and $569.7 million, respectively, which are net of unamortized debt issuance costs. Refer to Note 9, Debt and Credit Agreement, for further information regarding the Company’s credit facility and Note 10, Convertible Senior Notes, for further information regarding the Company’s convertible senior notes.

Note 5. Balance Sheet Components
Balance sheet details as of September 30, 2024 and December 31, 2023 are presented in the tables below:

	September 30, 2024	December 31, 2023

	(In thousands)
Inventories:
Raw materials	$37,638	$51,439
Work in process	2,531	1,327
Finished goods	54,890	57,333
Total inventories	$95,059	$110,099

Other current assets:
Funds held for customers, including restricted cash (1)	$31,849	$43,649
Net investment in sales-type leases, current portion	11,699	11,867
Prepaid income taxes	2,233	8,279
Other current assets (2)	19,146	7,714
Total other current assets	$64,927	$71,509

Other long-term assets:
External-use software development costs, net	$59,557	$66,659
Unbilled receivables, net	9,171	11,850
Deferred debt issuance costs	3,134	3,718
Other long-term assets	9,872	8,239
Total other long-term assets	$81,734	$90,466

Accrued liabilities:
Operating lease liabilities, current portion	$10,615	$10,518
Customer fund liabilities	31,849	43,649
Advance payments from customers	8,941	10,551
Rebate liabilities	58,079	51,277
Group purchasing organization fees	4,859	4,445
Taxes payable	2,842	2,191
Other accrued liabilities	27,068	26,645
Total accrued liabilities	$144,253	$149,276
_________________________________________________
(1)    Includes restricted cash of $22.3 million and $33.0 million as of September 30, 2024 and December 31, 2023, respectively.
(2)    Includes deferred cost of sales of $13.7 million as of September 30, 2024.
The following table summarizes the changes in accumulated balances of other comprehensive income (loss), which consisted of foreign currency translation adjustments, for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(In thousands)
Beginning balance	$(14,878)	$(14,176)	$(13,432)	$(17,087)
Other comprehensive income (loss)	4,575	(2,953)	3,129	(42)
Ending balance	$(10,303)	$(17,129)	$(10,303)	$(17,129)

Note 6. Property and Equipment
The following table represents the property and equipment balances as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023

	(In thousands)
Equipment	$99,491	$95,996
Furniture and fixtures	5,312	4,500
Leasehold improvements	17,996	17,919
Purchased software and internal-use software development costs	141,082	118,004
Construction in progress	9,119	11,614
Property and equipment, gross	273,000	248,033
Accumulated depreciation and amortization	(161,256)	(139,432)
Total property and equipment, net	$111,744	$108,601
Depreciation and amortization expense of property and equipment was $8.6 million and $6.7 million for the three months ended September 30, 2024 and 2023, respectively, and $25.9 million and $19.6 million for the nine months ended September 30, 2024 and 2023, respectively.
The geographic location of the Company’s property and equipment, net, is based on the physical location in which it is located. The following table summarizes the geographic information for property and equipment, net, as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023

	(In thousands)
United States	$107,551	$104,312
Rest of world	4,193	4,289
Total property and equipment, net	$111,744	$108,601
Note 7. External-Use Software Development Costs
The carrying amounts of external-use software development costs as of September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024	December 31, 2023

	(In thousands)
Gross carrying amount	$245,155	$239,038
Accumulated amortization	(185,598)	(172,379)
External-use software development costs, net (1)	$59,557	$66,659
_________________________________________________
(1)     Included in other long-term assets in the Condensed Consolidated Balance Sheets.
The Company recorded $6.0 million and $7.1 million to cost of revenues for amortization of external-use software development costs for the three months ended September 30, 2024 and 2023, respectively, and $19.1 million and $21.9 million for the nine months ended September 30, 2024 and 2023, respectively.

The estimated future amortization expenses for external-use software development costs were as follows:

September 30, 2024

(In thousands)
Remaining three months of 2024	$5,862
2025	20,545
2026	15,269
2027	9,336
2028	5,478
Thereafter	3,067
Total	$59,557
Note 8. Goodwill and Intangible Assets
Goodwill
The following table represents changes in the carrying amount of goodwill:

(In thousands)
Balance as of December 31, 2023	$735,810
Foreign currency exchange rate fluctuations	1,359
Balance as of September 30, 2024	$737,169
Intangible Assets, Net
The carrying amounts and useful lives of intangible assets as of September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024
	Gross carrying amount (1)	Accumulated amortization	Foreign currency exchange rate fluctuations	Net carrying amount	Useful life (years)

	(In thousands, except for years)
Customer relationships	$307,418	$(128,750)	$(1,197)	$177,471	4 - 30
Acquired technology	46,134	(31,405)	—	14,729	4 - 20
Trade names	2,400	(1,460)	—	940	5
Patents	2,291	(1,462)	—	829	2 - 20
Total intangible assets, net	$358,243	$(163,077)	$(1,197)	$193,969

	December 31, 2023
	Gross carrying amount (1)	Accumulated amortization	Foreign currency exchange rate fluctuations	Net carrying amount	Useful life (years)

	(In thousands, except for years)
Customer relationships	$307,418	$(115,232)	$(1,326)	$190,860	4 - 30
Acquired technology	84,876	(67,033)	—	17,843	4 - 20
Backlog	1,800	(1,800)	—	—	2
Trade names	9,200	(7,680)	—	1,520	5 - 12
Patents	2,404	(1,454)	—	950	2 - 20
Total intangible assets, net	$405,698	$(193,199)	$(1,326)	$211,173

_________________________________________________
(1)    The differences in gross carrying amounts between periods are primarily due to the write-off of certain fully amortized intangible assets.
Amortization expense of intangible assets was $5.6 million and $7.7 million for the three months ended September 30, 2024 and 2023, respectively, and $17.3 million and $24.1 million for the nine months ended September 30, 2024 and 2023, respectively.
The estimated future amortization expenses for amortizable intangible assets were as follows:

September 30, 2024

(In thousands)
Remaining three months of 2024	$5,526
2025	21,002
2026	18,087
2027	16,269
2028	15,184
Thereafter	117,901
Total	$193,969
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
As of both September 30, 2024 and December 31, 2023, the Company had $350.0 million of funds available under the Current Revolving Credit Facility. As of September 30, 2024 and December 31, 2023, the Company had no outstanding balance under the Current Revolving Credit Facility. The Company was in compliance with all covenants as of September 30, 2024.
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
During the three months ended September 30, 2024 and December 31, 2023, none of the conditional conversion features of the Notes were triggered, and therefore, the Notes are not convertible during the fourth quarter of 2024, commencing on October 1, 2024, and were not convertible during the first quarter of 2024, commencing on January 1, 2024. As such, the Company classified the Notes as a long-term liability in its Condensed Consolidated Financial Statements as of December 31, 2023. As the Notes will mature on September 15, 2025, the Company classified the Notes as a current liability as of September 30, 2024. Whether the Notes will be convertible following the fourth fiscal quarter of 2024 will depend on the satisfaction of the conversion conditions in the future.
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
If the Company undergoes a fundamental change, holders may require, subject to certain exceptions, the Company to repurchase for cash all or any portion of their Notes at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. As of September 30, 2024, none of the criteria for a fundamental change or a conversion rate adjustment had been met.
As of September 30, 2024, the Company may redeem for cash all or any portion of the Notes, at its option, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price for the Notes then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. If the Company redeems less than all of the outstanding Notes, at least $150.0 million aggregate principal amount of Notes must be outstanding and not subject to redemption as of the date of the relevant notice of redemption. No sinking fund is provided for in the Notes.
The debt issuance costs associated with the Notes are being amortized to interest expense over the term of the Notes using an effective interest rate of 0.80%. As of September 30, 2024, the remaining life of the Notes and the related issuance cost accretion is approximately 1.0 year.
The maximum number of shares issuable upon conversion, including the effect of a fundamental change and subject to other conversion rate adjustments, would be 5.9 million shares. As of September 30, 2024, the if-converted value of the Notes did not exceed the principal amount.
The Notes consisted of the following balances reported in the Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023

	(In thousands)
Principal amount	$575,000	$575,000
Unamortized debt issuance costs	(3,003)	(5,338)
Convertible senior notes, net	$571,997	$569,662

The following table summarizes the components of interest expense resulting from the Notes recognized in interest and other income (expense), net in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(In thousands)
Contractual coupon interest	$359	$359	$1,078	$1,078
Amortization of debt issuance costs	$780	$773	$2,335	$2,316
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
The following table presents the Company’s income recognized from sales-type leases for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(In thousands)
Sales-type lease revenues	$6,952	$14,388	$25,564	$27,960
Cost of sales-type lease revenues	(3,912)	(7,141)	(15,209)	(14,183)
Selling profit on sales-type lease revenues	$3,040	$7,247	$10,355	$13,777

The receivables as a result of these types of transactions are collateralized by the underlying equipment leased and consist of the following components at September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023

	(In thousands)
Net minimum lease payments to be received	$74,595	$65,017
Less: Unearned interest income portion	(12,321)	(10,196)
Net investment in sales-type leases	62,274	54,821
Less: Current portion (1)	(11,699)	(11,867)
Long-term investment in sales-type leases, net	$50,575	$42,954
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
The maturity schedule of future minimum lease payments under sales-type leases retained in-house and the reconciliation to the net investment in sales-type leases reported on the Condensed Consolidated Balance Sheets was as follows:

September 30, 2024

(In thousands)
Remaining three months of 2024	$3,795
2025	14,238
2026	12,627
2027	11,080
2028	10,094
Thereafter	22,761
Total future minimum sales-type lease payments	74,595
Present value adjustment	(12,321)
Total net investment in sales-type leases	$62,274
Operating Leases
The following table represents the Company’s income recognized from operating leases for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(In thousands)
Rental income	$1,230	$1,330	$2,797	$5,459
Note 12. Lessee Leases
The Company has operating leases for office buildings, data centers, office equipment, and vehicles. The Company’s leases have initial terms of one to twelve years. As of September 30, 2024, the Company did not have any additional material operating leases that were entered into, but not yet commenced.

The maturity schedule of future minimum lease payments under operating leases and the reconciliation to the operating lease liabilities reported on the Condensed Consolidated Balance Sheets was as follows:

September 30, 2024

(In thousands)
Remaining three months of 2024	$3,296
2025	12,432
2026	11,561
2027	9,557
2028	8,193
Thereafter	2,271
Total operating lease payments	47,310
Present value adjustment	(5,171)
Total operating lease liabilities (1)	$42,139
_________________________________________________
(1)    Amount consists of a current and long-term portion of operating lease liabilities of $10.6 million and $31.5 million, respectively. The current portion of the operating lease liabilities is included in accrued liabilities in the Condensed Consolidated Balance Sheets.
Operating lease costs were $2.5 million and $2.6 million for the three months ended September 30, 2024 and 2023, respectively, and $7.7 million and $8.2 million for the nine months ended September 30, 2024 and 2023, respectively. Short-term lease costs and variable lease costs were not material for the three and nine months ended September 30, 2024 and 2023. The Company recorded impairment and abandonment charges to operating lease right-of-use assets of $7.8 million during the nine months ended September 30, 2023, in connection with restructuring activities to reduce its real estate footprint and for optimization of certain leased facilities. The impairment and abandonment charges were recorded to selling, general, and administrative expenses on the Company’s Condensed Consolidated Statements of Operations. Refer to Note 16, Restructuring Expenses, for additional information regarding the Company’s restructuring activities.
The following table summarizes supplemental cash flow information related to the Company’s operating leases for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities	$9,891	$10,100
Right-of-use assets obtained in exchange for new lease liabilities	$5,831	$1,758
The following table summarizes the weighted-average remaining lease term and weighted-average discount rate related to the Company’s operating leases as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Weighted-average remaining lease term, years	4.0	4.6
Weighted-average discount rate, %	5.8%	5.8%
Note 13. Commitments and Contingencies
Purchase Obligations
In the ordinary course of business, the Company issues purchase orders based on its current manufacturing needs. As of September 30, 2024, the Company had non-cancelable purchase commitments of $111.2 million, of which $71.4 million are expected to be paid within the year ending December 31, 2024.
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
Note 14. Income Taxes
The Company generally provides for income taxes in interim periods based on the estimated annual effective tax rate for the year, adjusting for discrete items in the quarter in which they arise. For the nine months ended September 30, 2024 and September 30, 2023, the Company recorded a provision for income taxes of $5.3 million and $4.4 million, respectively, by applying its estimated annual effective tax rate to its year-to-date measure of ordinary income and adjusted for $4.9 million and $5.6 million, respectively, of discrete income tax expense primarily from equity compensation.
The effective tax rate for the nine months ended September 30, 2024 and 2023, differed from the statutory rate of 21% primarily due to the benefit of the research and development credits and a foreign-derived intangible income (“FDII”) benefit deduction, partially offset by the unfavorable impact of the non-deductible compensation and equity charges.
The Organization for Economic Co-Operation and Development (“OECD”) introduced Base Erosion and Profit Shifting (“BEPS”) Pillar Two rules that impose a global minimum tax rate of 15% on multi-national corporations. The rules are effective for the Company’s financial year beginning January 1, 2024. These rules did not have an impact on the Company’s provision for income taxes for the nine months ended September 30, 2024.
As of September 30, 2024 and December 31, 2023, the Company had gross unrecognized tax benefits of $11.5 million and $10.7 million, respectively. The Company recognizes interest and penalties related to uncertain tax positions in interest and other income (expense), net in the Condensed Consolidated Statements of Operations. Accrued interest and penalties are included within other long-term liabilities on the Condensed Consolidated Balance Sheets. As of September 30, 2024 and December 31, 2023, the amount of accrued interest and penalties was $0.8 million and $0.4 million, respectively.
The Company files income tax returns in the United States and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examinations by taxing authorities, including major jurisdictions such as the United States, Germany, Italy, France, and the United Kingdom. With few exceptions, as of September 30, 2024, the Company was no longer subject to U.S., state, and foreign tax examinations for years before 2020, 2019, and 2019, respectively.
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
Note 15. Employee Benefits and Share-Based Compensation
Share-Based Compensation Expense
The following table sets forth the total share-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(In thousands)
Cost of product and service revenues	$1,709	$2,213	$4,884	$6,489
Research and development	1,062	1,917	3,276	5,220
Selling, general, and administrative	8,834	10,852	22,117	31,404
Total share-based compensation expense	$11,605	$14,982	$30,277	$43,113

The Company capitalized approximately $1.0 million and $1.1 million during the three months ended September 30, 2024 and 2023, respectively, and $2.7 million and $3.3 million during the nine months ended September 30, 2024 and 2023, respectively, of non-cash share-based compensation expense to internal-use and external-use software development costs related to internal labor. The Company did not capitalize any material share-based compensation expense to inventory during the three and nine months ended September 30, 2024 and 2023.
Employee Stock Purchase Plan (“ESPP”)
The following assumptions were used to value shares under the ESPP for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Expected life, years	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Expected volatility, %	33.7% - 58.7%	32.0% - 63.9%	33.7% - 58.7%	31.7% - 63.9%
Risk-free interest rate, %	3.2% - 5.3%	0.2% - 5.5%	1.5% - 5.5%	0.1% - 5.5%
Dividend yield, %	—%	—%	—%	—%
For the nine months ended September 30, 2024 and 2023, employees purchased approximately 524,000 and 353,000 shares of common stock, respectively, under the ESPP at a weighted-average price of $24.14 and $46.68, respectively. As of September 30, 2024, the unrecognized compensation cost related to the shares to be purchased under the ESPP was approximately $0.6 million and is expected to be recognized over a weighted-average period of 1.6 years.
Stock Options
The following assumptions were used to value stock options granted pursuant to the Company’s 2009 Equity Incentive Plan, as amended (the “2009 Plan”) for the nine months ended September 30, 2023. There were no stock options granted during the three and nine months ended September 30, 2024 or the three months ended September 30, 2023.

Nine Months Ended September 30,
2023
Expected life, years	3.2
Expected volatility, %	44.8%
Risk-free interest rate, %	3.7%
Estimated forfeiture rate, %	10.0%
Dividend yield, %	—%
The following table summarizes the stock option activity under the 2009 Plan during the nine months ended September 30, 2024:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Years	Aggregate Intrinsic Value

	(In thousands, except per share data)
Outstanding at December 31, 2023	2,023	$67.68	4.6	$1,013
Granted	—	—
Exercised	(16)	30.54
Expired	(209)	73.50
Forfeited	(23)	63.93
Outstanding at September 30, 2024	1,775	$67.38	4.1	$2,399
Exercisable at September 30, 2024	1,762	$66.97	4.0	$2,399
Vested and expected to vest at September 30, 2024 and thereafter	1,774	$67.36	4.1	$2,399

As of September 30, 2024, total unrecognized compensation cost related to unvested stock options was $0.3 million, which is expected to be recognized over a weighted-average vesting period of 0.4 years.
Restricted Stock Units (“RSUs”)
The following table summarizes the RSU activity under the 2009 Plan during the nine months ended September 30, 2024:

	Number of Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Years	Aggregate Intrinsic Value

	(In thousands, except per share data)
Outstanding at December 31, 2023	1,078	$84.66	1.5	$40,551
Granted (Awarded)	1,023	40.04
Vested (Released)	(297)	88.81
Forfeited	(130)	78.53
Outstanding and unvested at September 30, 2024	1,674	$57.13	1.7	$72,966
As of September 30, 2024, total unrecognized compensation cost related to RSUs was $62.5 million, which is expected to be recognized over the remaining weighted-average vesting period of 3.2 years.
Restricted Stock Awards (“RSAs”)
The following table summarizes the RSA activity under the 2009 Plan during the nine months ended September 30, 2024:

	Number of Shares	Weighted-Average Grant Date Fair Value

	(In thousands, except per share data)
Outstanding at December 31, 2023	24	$70.96
Granted (Awarded)	51	31.94
Vested (Released)	(26)	67.32
Outstanding and unvested at September 30, 2024	49	$31.91
As of September 30, 2024, total unrecognized compensation cost related to RSAs was $0.8 million, which is expected to be recognized over the remaining weighted-average vesting period of 0.6 years.
Performance-Based Stock Unit Awards (“PSUs”)
The following table summarizes the PSU activity under the 2009 Plan during the nine months ended September 30, 2024:

	Number of Shares	Weighted-Average Grant Date Fair Value

	(In thousands, except per share data)
Outstanding at December 31, 2023	75	$127.14
Granted (Awarded)	177	28.67
Vested (Released)	(5)	157.56
Forfeited	(65)	122.29
Outstanding and unvested at September 30, 2024	182	$32.33
As of September 30, 2024, total unrecognized compensation cost related to PSUs was approximately $3.9 million, which is expected to be recognized over the remaining weighted-average vesting period of 1.6 years.

Summary of Shares Reserved for Future Issuance under Equity Incentive Plans
The Company had the following ordinary shares reserved for future issuance under its equity incentive plans as of September 30, 2024:

Number of Shares

(In thousands)
Stock options outstanding	1,775
Non-vested restricted stock awards	1,905
Shares authorized for future issuance	3,396
ESPP shares available for future issuance	2,726
Total shares reserved for future issuance	9,802
Stock Repurchase Programs
On August 2, 2016, the Company’s Board of Directors (the “Board”) authorized a stock repurchase program, which does not expire, providing for the repurchase of up to $50.0 million of the Company’s common stock (the “2016 Repurchase Program”). As of September 30, 2024, the maximum dollar value of shares that may yet be purchased under the 2016 Repurchase Program was $2.7 million.
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
During the three and nine months ended September 30, 2024 and 2023, the Company did not repurchase any of its outstanding common stock under the 2016 Repurchase Program.
Note 16. Restructuring Expenses
On November 23, 2022, the Company committed to a plan to reduce the Company’s headcount (the “2022 Plan”), as part of the Company’s expense containment efforts being implemented due to ongoing macroeconomic headwinds. During the first quarter of 2023, as a result of continued exploration of expense containment measures, the Company committed to further reduce its headcount across many of its functions, and also committed to reduce its real estate footprint to align with its broader hybrid work strategy and in an effort to further reduce costs. During the three months ended September 30, 2023, the Company recorded an immaterial reversal of previously recognized restructuring expenses associated with the 2022 Plan. During the nine months ended September 30, 2023, the Company incurred $5.5 million of employee severance costs and related expenses, net of reversals, in connection with the 2022 Plan. As of September 30, 2024, there was no unpaid balance related to the 2022 Plan.
On November 2, 2023, the Company committed to a plan to reduce the Company’s headcount and real estate footprint (the “2023 Plan”) as part of the Company’s expense containment initiatives and other actions to reduce discretionary spending being implemented due to challenging industry dynamics and macroeconomic conditions. The Company did not incur any material expenses related to the 2023 Plan during both the three and nine months ended September 30, 2024 and 2023. As of September 30, 2024 and December 31, 2023, the unpaid balance related to the 2023 Plan was $0.8 million and $8.9 million, respectively.
On April 26, 2024, the Company’s management committed to the wind down of the Company’s Medimat Robotic Dispensing System (“RDS”) product line, subject to local law and statutory works council consultation requirements. During the three and nine months ended September 30, 2024, the Company incurred approximately $0.6 million and $4.1 million, respectively, of employee severance costs and other expenses related to the RDS product line wind down, net of immaterial reversals of previously recognized restructuring expenses, the majority of which were unpaid as of September 30, 2024. In addition, during the nine months ended September 30, 2024, the Company incurred $5.4 million of inventory write-down charges related to the RDS product line wind down that were recorded to cost of revenues in the Company’s Condensed Consolidated Statements of Operations.
Refer to Note 12, Lessee Leases, for information regarding the Company’s restructuring activities for the reduction of its real estate footprint and optimization of certain leased facilities.

The following table summarizes the total employee-related restructuring expense, net of reversals, recognized in the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(In thousands)
Cost of product and service revenues	$642	$(280)	$3,338	$102
Research and development	(15)	(25)	296	467
Selling, general, and administrative	(7)	(276)	149	4,885
Total restructuring expense	$620	$(581)	$3,783	$5,454
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
Omnicell solutions are helping healthcare facilities worldwide to reduce costs, improve labor efficiency, establish new revenue streams, enhance supply chain control, support compliance, and move closer to the industry vision of the Autonomous Pharmacy. We sell our product and consumable solutions together with related service offerings. Revenues generated in the United States represented 91% of our total revenues for both the three months ended September 30, 2024 and 2023, and 91% and 88% of our total revenues for the nine months ended September 30, 2024 and 2023, respectively.
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
We generally provide installation planning and consulting as part of most connected device product sales, which are typically included in the initial price of the solution. To help ensure the maximum availability of our systems, our customers typically purchase technical services contracts (maintenance and support) in increments of one to five years. In addition to connected device product sales, we provide a range of services to our customers. We also provide Advanced Services such as Central Pharmacy Dispensing Service (service portion), IV Compounding Service (service portion), EnlivenHealth, Specialty Pharmacy Services, 340B solutions, Inventory Optimization Service, and other software solutions, which typically are provided over two to seven years.
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
Our full-time employee headcount was approximately 3,660 and 3,650 on September 30, 2024 and December 31, 2023, respectively.
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
•Central Pharmacy and IV Compounding. This market represents the beginning of the medication management process in acute care settings, and we believe it is a significant automation opportunity for high volumes of manual, repetitive, and error-prone processes that are often common in pharmacies today. Manual medication dispensing processes are usually labor intensive, error-prone, and may lead to excess medication waste and expirations for our healthcare partners. Automating the central pharmacy dispensing process should enable customers to reallocate pharmacy labor, enhance dispensing accuracy and patient safety, and reduce medication waste and expirations. Likewise, the manual compounding of sterile IV preparations can be error-prone and create significant patient safety risks, and outsourcing sterile IV compounding could lead to increased medication costs and lack of access to needed medications as a result of being unable to source medications when they are required. As a result, we believe IV automation provides a significant opportunity to enhance patient safety and reduce costs. We anticipate that these technology-enabled services will become more critical as health systems continue to face labor shortages, increased financial pressure, and supply chain disruptions. As health systems expand and grow, we find that traditional methods of medication management may lead to multi-vendor environments that may complicate workflows, often creating unnecessary redundancy and increasing chances for potential errors. We believe health systems need a single source for technology and resources that is designed to execute and optimize centralized medication management strategies to better meet current and future health system needs.
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

•Retail, Institutional, and Payer. We believe the Retail, Institutional, and Payer market represents a significant opportunity as healthcare evolves. Retail drug prescriptions represent 85% of all prescription drugs dispensed in the U.S., growing at a rate of 2.7% annually through 2024. Additionally, the COVID-19 pandemic accelerated the shift of outpatient care from hospitals and physician offices to other, more convenient settings, such as retail pharmacies and the home (including through telehealth technologies). New technologies and increased scope of practice for pharmacists appear to be spurring innovation and expansion of the provision of clinical services by retail pharmacies, which, combined with the move to value-based care, we believe will drive the adoption of our patient engagement solutions, that are intended to help providers (including pharmacists) and payers engage patients in new ways that are expected to improve outcomes, reduce the total cost of care, and lead to more profitable operations. Because of the complexity of relationships between payers and providers, as well as the large number of retail pharmacies, including a significant number of independent pharmacies, we believe a network of established relationships between payers, providers and pharmacies will continue to be important.
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
•Share-based compensation; and
•Accounting for income taxes.
There were no material changes in the matters for which we make critical accounting estimates in the preparation of our Condensed Consolidated Financial Statements during the nine months ended September 30, 2024 as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2023.
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

RESULTS OF OPERATIONS
Total Revenues

	Three Months Ended September 30,
			Change in
	2024	2023	$	%

	(Dollars in thousands)
Product revenues	$158,361	$188,755	$(30,394)	(16)%
Percentage of total revenues	56%	63%
Service revenues	124,059	109,908	$14,151	13%
Percentage of total revenues	44%	37%
Total revenues	$282,420	$298,663	$(16,243)	(5)%
Product revenues represented 56% and 63% of total revenues for the three months ended September 30, 2024 and 2023, respectively. Product revenues decreased by $30.4 million, primarily due to lower volumes from our automated dispensing systems business primarily as a result of the impact of a continued challenging environment for some of our health system customers and the timing of our XT Series systems lifecycle, as we are largely through the replacement cycle.
Service revenues represented 44% and 37% of total revenues for the three months ended September 30, 2024 and 2023, respectively. Service revenues include revenues from technical services and Advanced Services offerings. Service revenues increased by $14.2 million, primarily due to an increase of $2.3 million in technical services revenues as a result of growth in our installed customer base and the impact of pricing actions, as well as an increase of $11.9 million in Advanced Services revenues due to continued customer demand.
Our international sales represented 9% of total revenues for both the three months ended September 30, 2024 and 2023 and are expected to be affected by foreign currency exchange rate fluctuations. We are unable to predict the extent to which revenues in future periods will be impacted by changes in foreign currency exchange rates.

	Nine Months Ended September 30,
			Change in
	2024	2023	$	%

	(Dollars in thousands)
Product revenues	$448,236	$562,906	$(114,670)	(20)%
Percentage of total revenues	56%	63%
Service revenues	357,123	325,359	31,764	10%
Percentage of total revenues	44%	37%
Total revenues	$805,359	$888,265	$(82,906)	(9)%
Product revenues represented 56% and 63% of total revenues for the nine months ended September 30, 2024 and 2023, respectively. Product revenues decreased by $114.7 million, due to lower volumes from our automated dispensing systems business primarily as a result of the impact of a continued challenging environment for some of our health system customers and the timing of our XT Series systems lifecycle, as we are largely through the replacement cycle.
Service revenues represented 44% and 37% of total revenues for the nine months ended September 30, 2024 and 2023, respectively. Service revenues include revenues from technical services and Advanced Services offerings. Service revenues increased by $31.8 million, primarily due to an increase of $9.6 million in technical services revenues as a result of growth in our installed customer base and the impact of pricing actions, as well as an increase of $22.2 million in Advanced Services revenues due to continued customer demand.
Our international sales represented 9% and 12% of total revenues for the nine months ended September 30, 2024 and 2023, respectively, and are expected to be affected by foreign currency exchange rate fluctuations. We are unable to predict the extent to which revenues in future periods will be impacted by changes in foreign currency exchange rates.
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

	Three Months Ended September 30,
			Change in
	2024	2023	$	%

	(Dollars in thousands)
Cost of revenues:
Cost of product revenues	$94,448	$106,311	$(11,863)	(11)%
As a percentage of related revenues	60%	56%
Cost of service revenues	65,704	60,388	$5,316	9%
As a percentage of related revenues	53%	55%
Total cost of revenues	$160,152	$166,699	$(6,547)	(4)%
As a percentage of total revenues	57%	56%

Gross profit	$122,268	$131,964	$(9,696)	(7)%
Gross margin	43%	44%
Cost of revenues for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 decreased by $6.5 million, primarily driven by a $11.9 million decrease in cost of product revenues, partially offset by a $5.3 million increase in cost of service revenues.
The decrease in cost of product revenues was primarily driven by the decrease in product revenues of $30.4 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The decrease in cost of product revenues has not decreased proportionally with the decrease in product revenues for the three months ended September 30, 2024, primarily due to the decrease in revenues of higher margin products as well as the impact of certain fixed costs, such as labor and overhead. In addition, the decrease in cost of product revenues was partially offset by an increase of $0.9 million of restructuring costs for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The increase in cost of service revenues was primarily driven by the increase in service revenues of $14.2 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023.
The overall decrease in gross margin primarily relates to lower product revenues for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, whereas the decrease in cost of product revenues has not decreased proportionally with the decrease in product revenues, primarily due to the decrease in revenues of higher margin products as well as the impact of certain fixed costs, such as labor and overhead. The decrease in cost of product revenues is partially offset by restructuring costs incurred during the three months ended September 30, 2024. Our gross profit for the three months ended September 30, 2024 was $122.3 million, as compared to $132.0 million for the three months ended September 30, 2023.

	Nine Months Ended September 30,
			Change in
	2024	2023	$	%

	(Dollars in thousands)
Cost of revenues:
Cost of product revenues	$286,270	$323,800	$(37,530)	(12)%
As a percentage of related revenues	64%	58%
Cost of service revenues	189,847	173,029	$16,818	10%
As a percentage of related revenues	53%	53%
Total cost of revenues	$476,117	$496,829	$(20,712)	(4)%
As a percentage of total revenues	59%	56%

Gross profit	$329,242	$391,436	$(62,194)	(16)%
Gross margin	41%	44%
Cost of revenues for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 decreased by $20.7 million, primarily driven by a $37.5 million decrease in cost of product revenues, partially offset by a $16.8 million increase in cost of service revenues.
The decrease in cost of product revenues was primarily driven by the decrease in product revenues of $114.7 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The decrease in cost of product revenues has not decreased proportionally with the decrease in product revenues for the nine months ended September 30, 2024, primarily due to the decrease in revenues of higher margin products as well as the impact of certain fixed costs, such as labor and overhead. In addition, the decrease in cost of product revenues was partially offset by $5.4 million of inventory write-down charges related to the RDS product line wind down incurred during the nine months ended September 30, 2024 and an increase of $2.9 million of restructuring costs for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase in cost of service revenues was primarily driven by the increase in service revenues of $31.8 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.
The overall decrease in gross margin primarily relates to lower product revenues for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, whereas the decrease in cost of product revenues has not decreased proportionally with the decrease in product revenues, primarily due to the decrease in revenues of higher margin products as well as the impact of certain fixed costs, such as labor and overhead. The decrease in cost of product revenues is partially offset by inventory write-down charges related to the RDS product line wind down and restructuring costs incurred during the nine months ended September 30, 2024. Our gross profit for the nine months ended September 30, 2024 was $329.2 million, as compared to $391.4 million for the nine months ended September 30, 2023.
Operating Expenses and Interest and Other Income (Expense), Net

	Three Months Ended September 30,
			Change in
	2024	2023	$	%

	(Dollars in thousands)
Operating expenses:
Research and development	$21,214	$24,281	$(3,067)	(13)%
As a percentage of total revenues	8%	8%
Selling, general, and administrative	94,490	103,971	$(9,481)	(9)%
As a percentage of total revenues	33%	35%
Total operating expenses	$115,704	$128,252	$(12,548)	(10)%
As a percentage of total revenues	41%	43%

Interest and other income (expense), net	$5,063	$3,670	$1,393	38%

Research and Development. Research and development expenses decreased by $3.1 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The decrease was primarily attributed to a decrease in employee-related expenses as a result of lower headcount.
Selling, General, and Administrative. Selling, general, and administrative expenses decreased by $9.5 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The decrease was primarily due to a decrease of $6.6 million in employee-related expenses as a result of lower headcount and a decrease of $1.1 million in freight out for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, as well as $1.3 million of executives transition costs incurred during the three months ended September 30, 2023.
Interest and Other Income (Expense), Net. Interest and other income (expense), net changed by $1.4 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily driven by a $1.5 million increase in other income and a $0.1 million increase in other expense. The increase in other income during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 is primarily attributable to higher interest income received due to higher cash and cash equivalents balances.

	Nine Months Ended September 30,
			Change in
	2024	2023	$	%

	(Dollars in thousands)
Operating expenses:
Research and development	$64,372	$70,296	$(5,924)	(8)%
As a percentage of total revenues	8%	8%
Selling, general, and administrative	276,929	332,643	$(55,714)	(17)%
As a percentage of total revenues	34%	37%
Total operating expenses	$341,301	$402,939	$(61,638)	(15)%
As a percentage of total revenues	42%	45%

Interest and other income (expense), net	$14,052	$9,912	$4,140	42%
Research and Development. Research and development expenses decreased by $5.9 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The decrease was primarily attributed to a decrease of $11.8 million in employee-related expenses as a result of lower headcount, partially offset by an increase of $2.1 million due to the timing of capitalized software projects, an increase of $1.6 million in cloud hosting services expenses, and an increase of $1.3 million in consulting expenses.
Selling, General, and Administrative. Selling, general, and administrative expenses decreased by $55.7 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The decrease was primarily due to a decrease of $28.9 million in employee-related expenses as a result of lower headcount, a decrease of $8.4 million in impairment and abandonment charges of operating lease right-of-use and other assets in connection with restructuring activities of certain leased facilities, a decrease of $4.7 million in restructuring costs, a decrease of $3.3 million in commissions expenses, a decrease of $2.6 million in freight out, and a decrease of $2.2 million in executives transition costs.
Interest and Other Income (Expense), Net. Interest and other income (expense), net changed by $4.1 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily driven by a $5.1 million increase in other income and a $1.0 million increase in other expense. The increase in other income during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 is primarily attributable to higher interest income received due to higher interest rates and higher cash and cash equivalents balances.

Provision for Income Taxes

	Three Months Ended September 30,
			Change in
	2024	2023	$	%

	(Dollars in thousands)
Provision for income taxes	$2,997	$1,829	$1,168	64%

	Nine Months Ended September 30,
			Change in
	2024	2023	$	%

	(Dollars in thousands)
Provision for income taxes	$5,304	$4,405	$899	20%
For the nine months ended September 30, 2024 and 2023, we recorded a provision for income taxes of $5.3 million and $4.4 million, respectively, by applying our estimated annual effective tax rate to our year-to-date measure of ordinary income and adjusted for $4.9 million and $5.6 million, respectively, of discrete income tax expense primarily from equity compensation. The change in the provision for income taxes for the nine months ended September 30, 2024 compared to the provision for income taxes for the same period in 2023 was insignificant, consisting of various offsetting components of annual effective tax rate and discrete income tax expense.
Refer to Note 14, Income Taxes, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information.
LIQUIDITY AND CAPITAL RESOURCES
We had cash and cash equivalents of $570.6 million at September 30, 2024 compared to $468.0 million at December 31, 2023. All of our cash and cash equivalents are invested in bank accounts and money market funds held in sweep and asset management accounts with financial institutions of high credit quality.
Our cash position and working capital at September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024	December 31, 2023

	(In thousands)
Cash and cash equivalents	$570,628	$467,972
Working capital (1)	$49,745	$559,779
_________________________________________________
(1)    The decrease in working capital as of September 30, 2024 was primarily due to the classification of our convertible senior notes as a current rather than long-term liability. Refer to Note 10, Convertible Senior Notes, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information.
Our ratio of current assets to current liabilities was 1.1:1 and 2.5:1 at September 30, 2024 and December 31, 2023, respectively.
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
As of September 30, 2024, we had $350.0 million of funds available under the Current Revolving Credit Facility. As of September 30, 2024, there was no outstanding balance under the Current Revolving Credit Facility and we were in full compliance with all covenants. Refer to Note 9, Debt and Credit Agreement, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information. We expect to use future loans under the Current Revolving Credit Facility, if any, for working capital, potential acquisitions, and other general corporate purposes.
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
The 2016 Repurchase Program has a total of $2.7 million remaining for future repurchases as of September 30, 2024, which may result in additional use of cash. There were no stock repurchases during the nine months ended September 30, 2024. Refer to “Stock Repurchase Programs” under Note 15, Employee Benefits and Share-Based Compensation, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information.
Based on our current business plan and backlog, we believe that our existing cash and cash equivalents, our anticipated cash flows from operations, cash generated from the exercise of employee stock options and purchases under our Employee Stock Purchase Plan (“ESPP”), along with the availability of funds under the Current Revolving Credit Facility will be sufficient to meet our cash needs for working capital, capital expenditures, potential acquisitions, outstanding debt, and other contractual obligations for at least the next twelve months. For periods beyond the next twelve months, we also anticipate that our net operating cash flows plus existing balances of cash and cash equivalents will suffice to fund the growth of our business.
Cash Flows
The following table summarizes, for the periods indicated, selected items in our Condensed Consolidated Statements of Cash Flows:

	Nine Months Ended September 30,
	2024	2023

	(In thousands)
Net cash provided by (used in):
Operating activities	$131,407	$142,680
Investing activities	(39,225)	(42,644)
Financing activities	(1,148)	10,290
Effect of exchange rate changes on cash and cash equivalents	879	(464)
Net increase in cash, cash equivalents, and restricted cash	$91,913	$109,862

Operating Activities
We expect cash from our operating activities to fluctuate in future periods as a result of a number of factors, including the timing of our billings and collections, our operating results, and the timing of other liability payments.
Net cash provided by operating activities was $131.4 million for the nine months ended September 30, 2024, primarily consisting of operating inflows of $93.8 million and favorable working capital movements of $37.6 million. Operating inflows consisted of a net loss of $3.3 million, adjusted for non-cash items of $97.1 million, which consisted primarily of depreciation and amortization expense of $62.3 million, share-based compensation expense of $30.3 million, inventory write-down charges of $5.4 million, amortization of operating lease right-of-use assets of $5.3 million, and a change in deferred income taxes of $9.4 million. The favorable working capital was primarily due to an increase in deferred revenues of $27.7 million driven by an increase in billings, a decrease in inventories of $10.0 million resulting from inventory management initiatives, a decrease of $8.4 million in other current assets due to a decrease in income tax receivables, and an increase of $7.0 million in accrued liabilities due to an increase in rebate liabilities. These cash inflows were partially offset by a decrease of $8.0 million in operating lease liabilities, an increase of $7.5 million in investment in sales-type leases resulting from growth in our Advanced Services offerings, and a decrease in accrued compensation of $6.7 million.
Net cash provided by operating activities was $142.7 million for the nine months ended September 30, 2023, primarily consisting of operating inflows of $107.8 million and favorable working capital movements of $34.9 million. Operating inflows consisted of a net loss of $6.0 million, adjusted for non-cash items of $113.8 million, which consisted primarily of depreciation and amortization expense of $65.6 million, share-based compensation expense of $43.1 million, impairment and abandonment of operating lease right-of-use assets related to facilities of $7.8 million, amortization of operating lease right-of-use assets of $6.2 million, and a change in deferred income taxes of $14.2 million. The favorable working capital was primarily due to a decrease in inventories of $31.7 million primarily due to management of inventory levels to align with the current forecasted demand, a decrease in accounts receivable and unbilled receivables of $27.1 million primarily due to the timing of billings, shipments, and collections, as well as the impacts of lower revenues, an increase in deferred revenues of $23.6 million primarily due to an increase in billings for certain service and subscription offerings, and a decrease in prepaid commissions of $5.5 million. These cash inflows were partially offset by a decrease in accrued compensation of $29.4 million primarily due to a decrease in the accrual for restructuring initiatives, lower commissions, as well as timing of payroll and ESPP purchases, a decrease in accounts payable of $13.4 million primarily due to an overall decrease in spending, as well as the timing of payments, an increase in investment in sales-type leases of $8.8 million primarily due to the acceptance of certain Advanced Services products under sales-type lease arrangements, and a decrease in operating lease liabilities of $8.1 million.
Investing Activities
Net cash used in investing activities was $39.2 million for the nine months ended September 30, 2024, which consisted of capital expenditures of $27.4 million for property and equipment and $11.8 million for external-use software development costs.
Net cash used in investing activities was $42.6 million for the nine months ended September 30, 2023, which consisted of capital expenditures of $32.4 million for property and equipment, and $10.2 million for external-use software development costs.
Financing Activities
Net cash used in financing activities was $1.1 million for the nine months ended September 30, 2024, primarily due to a net change in the customer funds balances of $10.7 million, partially offset by $13.1 million in proceeds from employee stock option exercises and ESPP purchases.
Net cash provided by financing activities was $10.3 million for the nine months ended September 30, 2023, primarily due to $23.0 million in proceeds from employee stock option exercises and ESPP purchases, partially offset by $6.1 million in employees’ taxes paid related to restricted stock unit vesting and a net change in the customer funds balances of $6.6 million.
Contractual Obligations
There have been no significant changes during the nine months ended September 30, 2024 to the contractual obligations disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” set forth in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2023.

Contractual obligations as of September 30, 2024 were as follows:

	Payments Due By Period
	Total	Remainder of 2024	2025 - 2026	2027 - 2028	2029 and thereafter

	(In thousands)
Operating leases (1)	$47,310	$3,296	$23,993	$17,750	$2,271
Purchase obligations (2)	$111,167	71,423	39,666	78	—
Convertible senior notes (3)	$576,438	—	576,438	—	—
Total (4)	$734,915	$74,719	$640,097	$17,828	$2,271
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
Foreign Currency Exchange Risk
We operate in foreign countries which expose us to market risk associated with foreign currency exchange rate fluctuations between the U.S. dollar and various foreign currencies, the most significant of which are the British Pound and the Euro. In order to manage foreign currency risk, at times we enter into foreign exchange forward contracts to mitigate risks associated with changes in spot exchange rates of mainly non-functional currency denominated assets or liabilities of our foreign subsidiaries. In general, the market risk related to these contracts is offset by corresponding gains and losses on the hedged transactions. By working only with major banks and closely monitoring current market conditions, we seek to limit the risk that counterparties to these contracts may be unable to perform. We do not enter into derivative contracts for trading purposes. As of September 30, 2024, we did not have any outstanding foreign exchange forward contracts.
Interest Rate Fluctuation Risk
We are exposed to interest rate risk through our borrowing activities. As of September 30, 2024, there was no outstanding balance under the current Second A&R Credit Agreement. Refer to Note 9, Debt and Credit Agreement, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information.
The net carrying amount under our convertible senior notes was $572.0 million as of September 30, 2024. Although our convertible senior notes are based on a fixed rate, changes in interest rates could impact the fair value of such notes. As of September 30, 2024, the fair market value of our convertible senior notes was $548.8 million. Refer to Note 4, Cash and Cash Equivalents and Fair Value of Financial Instruments, and Note 10, Convertible Senior Notes, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information.
We have used, and in the future we may use, interest rate swap agreements to protect against adverse fluctuations in interest rates by reducing our exposure to variability in cash flows relating to interest payments on a portion of our outstanding debt. We do not hold or issue any derivative financial instruments for speculative trading purposes. As of September 30, 2024, we did not have any outstanding interest rate swap agreements.

There were no significant changes in our market risk exposures during the nine months ended September 30, 2024 as compared to the market risk exposures disclosed in “Quantitative and Qualitative Disclosures About Market Risk,” set forth in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 28, 2024.
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
Limitations on Effectiveness of Controls
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with GAAP. All internal control systems, no matter how well designed, have inherent limitations and can provide only reasonable assurance that the objectives of the internal control system are met.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended September 30, 2024.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
During the three months ended September 30, 2024, we did not repurchase any shares of our common stock under our repurchase program authorized on August 2, 2016, which does not expire, and provides for the repurchase of up to $50.0 million of the Company’s common stock (the “2016 Repurchase Program”). As of September 30, 2024, the maximum dollar value of shares that may yet be purchased under the 2016 Repurchase Program was $2.7 million. Refer to “Stock Repurchase Programs” under Note 15, Employee Benefits and Share-Based Compensation, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Officers
During the three months ended September 30, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or adopted or terminated a “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

ITEM 6. EXHIBITS

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

10.1*+	Offer letter between Omnicell, Inc. and Nnamdi Njoku dated August 15, 2024

31.1+	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

31.2+	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

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

OMNICELL, INC.
Date:	November 8, 2024	By:	/s/ Nchacha E. Etta
Nchacha E. Etta Executive Vice President & Chief Financial Officer (principal financial officer and duly authorized officer)