Form 10-K
period 2024-12-31
OMNICELL, INC.
filed 2025-02-27
CIK 926326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the registrant’s common stock, $0.001 par value, held by non-affiliates of the registrant as of June 30, 2024 was $1.2 billion (based upon the closing sales price of such stock as reported on the NASDAQ Global Select Market on such date) which excludes an aggregate of 522,820 shares of the registrant’s common stock held by officers, directors and affiliated stockholders. For purposes of determining whether a stockholder was an affiliate of the registrant at June 30, 2024, the registrant has assumed that a stockholder was an affiliate of the registrant at June 30, 2024 if such stockholder (i) beneficially owned 10% or more of the registrant’s common stock and/or (ii) was affiliated with an executive officer or director of the registrant at June 30, 2024. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.
As of February 19, 2025, there were 46,759,414 shares of the registrant’s common stock, $0.001 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the United States Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference in Part III, Items 10-14 of this Form 10-K.

5

OMNICELL, INC.

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS
This Annual Report on Form 10-K (or “Annual Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements are contained throughout this Annual Report including in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “goals,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “target,” “will,” “would,” and variations of these terms and similar expressions.
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
The following risks related to our business, among others, could cause actual results to differ materially from those described in the forward-looking statements:
•unfavorable general economic and market conditions;
•our ability to take advantage of growth opportunities and develop and commercialize new solutions and enhance existing solutions, including incorporating artificial intelligence technology;
•reductions in demand in the capital equipment market or reductions in the demand for or adoption of our solutions, systems, or services;
•delays in installations of our medication management solutions or our more complex medication packaging systems;
•transitioning to selling more products and services on a subscription basis;
•our ability to acquire companies, businesses, or technologies and successfully integrate such acquisitions;
•failing to maintain expected service levels when providing our SaaS and Expert Services or retaining our SaaS and Expert Services customers;
•meeting the demands of, or maintain relationships with, institutional, retail, and specialty pharmacy customers;
•investments in new business strategies or initiatives;
•continued and increased competition from current and future competitors in the medication management automation solutions market and the medication adherence solutions market;
•our substantial debt obligations;
•disruptions to our information technology systems and breaches of data security or cyber-attacks on our systems or solutions;
•effectiveness of business continuity plans during any future cybersecurity incidents;
•government regulations, legislative changes, fraud and anti-kickback statues, products liability claims, the outcome of legal proceedings, and other legal obligations related to healthcare, privacy, data protection, and information security, and the costs of compliance with, and potential liability associated with, our actual or perceived failure to comply with such obligations;

•changes to the 340B Program;
•operating in foreign countries;
•covenants in our credit agreement could restrict our business and operations;
•climate change, legal, regulatory or market measures to address climate change and a focus on ESG matters by various stakeholders;
•recruiting and retaining skilled and motivated personnel;
•protecting our intellectual property;
•availability and sources of raw materials and components or price fluctuations, shortages, or interruptions of supply;
•dependence on a limited number of suppliers for certain components, equipment, and raw materials, as well as technologies provided by third-party vendors;
•fluctuations in quarterly and annual operating results;
•failing to meet (or significantly exceeding) our publicly announced financial guidance; and
•other factors set forth under “Risk Factors.”
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

PART I
ITEM 1.    BUSINESS
Overview
Omnicell, a leader in transforming the pharmacy and nursing care delivery model, is committed to solving the critical challenges inherent in medication management and elevating the role of clinicians within healthcare as an essential component of care delivery. Omnicell is focused on helping its customers define and deliver a cost-effective medication management strategy designed to equip and empower pharmacists and nurses to focus on patient care rather than administrative tasks, and to drive improved clinical, operational, and financial outcomes across all care settings. We are doing this with an industry-leading medication management infrastructure which includes robotics and smart devices, software workflows, expert services, and operational and optimization analytics. This comprehensive set of solutions provides the critical foundation for customers to realize the Autonomous Pharmacy, an industry-wide vision defined by pharmacy leaders for improving operational efficiencies and ultimately targeting zero-error medication management.
Business Strategy
In 2023, the United States spent $723 billion on prescription drugs, a 13.6% increase from 2022. This was the largest annual spending increase in 20 years and impacted patients in virtually all settings of care. We believe there are significant challenges facing the practice of pharmacy today including, but not limited to, budget constraints, increased healthcare worker turnover rates, labor shortages, drug shortages, drug diversion, manual and error-prone processes, complex compliance requirements, and limited inventory visibility. Each of these challenges may lead to poor medication management outcomes including, but not limited to, medication errors, adverse drug events, lack of patient adherence, and medication waste. We also recognize that these challenges may impact the timing of contracting for, or implementation of, our products, solutions, or services. However, we believe that over time these significant challenges to the practice of pharmacy will drive demand for increased automation, visibility, insights, and improved medication management outcomes that our solutions are designed to enable. Because of this, we believe that our solutions are well-positioned to address the evolving needs of healthcare institutions and therefore present opportunities for long-term growth.
In an effort to address these challenges and deliver solutions to help drive positive medication management outcomes, we continue to make significant investments in our research and development efforts to further advance the industry-defined vision of the Autonomous Pharmacy. Furthermore, we believe a combination of robotics and smart devices, software workflows, expert services, and operational and optimization analytics is needed in every care setting where medications are managed. We are focused on delivering solutions to help our customers realize the industry-defined vision of the Autonomous Pharmacy and drive positive medication management outcomes with outstanding customer experience through a mature channel in four market categories:
•Points of Care. As a market leader, we expect to continue expansion into this product market as customers increase the use of our dispensing systems in more areas within their hospitals and increasingly in ambulatory care settings. Macroeconomic trends in our target market continue to improve as health system margins and volumes increase and stabilize in the post-pandemic environment. This positive trajectory is expected to drive increased demand for system modernization through automation, software, and analytics. We are seeing customers seek to maximize the value of existing automated dispensing system investments and continue to invest in next-generation enhancements and solutions for points of care. We believe that customers will upgrade their current installed base over time as we deliver these new solutions to market. We also believe there is an opportunity for us to expand this offering and define a new standard for dispensing systems in ambulatory settings. We believe our current solutions for Points of Care and new innovations and services will continue to help customers drive improved clinical and financial outcomes.
•Central Pharmacy and IV Compounding. This market represents the beginning of the medication management process in acute care settings, and we believe it is a significant automation opportunity for high volumes of manual, repetitive, and error-prone processes that are often common in pharmacies today. Manual medication dispensing processes are usually labor intensive, error-prone, and may lead to excess medication waste and expirations for our healthcare partners. Automating the central pharmacy dispensing process should enable customers to reallocate pharmacy labor, enhance dispensing accuracy and patient safety, and reduce medication waste and expirations. Likewise, the manual compounding of sterile IV preparations can be error-prone and create significant patient safety risks, and outsourcing sterile IV compounding could lead to increased medication costs and lack of access to needed medications due to an inability to source medications when they are required. As a result, we believe IV automation provides a significant opportunity to enhance patient safety and reduce costs. We anticipate that these technology-enabled services will become more critical as health systems continue to face labor shortages, increased financial pressure, and supply chain disruptions.

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
•Ambulatory Care. We believe ambulatory care, especially the retail and institutional market, represents a significant opportunity as healthcare evolves. Retail pharmacies are expected to fill 4.98 billion prescriptions in 2025 and grow at a compound annual growth rate of around 7.1%, which would result in an approximate $1.2 trillion market valuation by 2032. Additionally, the shift of outpatient care from hospitals and physician offices to other, more convenient settings, such as retail pharmacies and the home continues to be a growing trend. New technologies and increased scope of practice for pharmacists appear to be spurring innovation and expansion of the provision of clinical services by retail pharmacies. We believe this development, combined with the move to value-based care, will drive the adoption of our patient engagement offerings. These solutions are intended to help providers (including pharmacists) engage patients in new ways that are expected to improve outcomes, reduce the total cost of care, and lead to more profitable operations.
Products and Services
Our products and services span the evolving continuum of care, including inpatient, outpatient, and retail settings. We provide a range of points of care medication and supply dispensing systems, including automated systems. We also offer advanced automation solutions including robotics designed to automate work, streamline workflows, and reduce human error. Across these settings, we provide central pharmacy automation solutions for both medication dispensing and IV compounding. We also provide patient engagement solutions to help improve adherence to prescriptions. With certain automation and technology-enabled service offerings, we provide expert services designed to help optimize utilization through subscription agreements, inclusive of expert personnel to operate the equipment. Our offerings include:
Points of Care
Our automation solutions for points of care are designed to improve clinician workflows in patient care areas of the healthcare system, such as nursing units, patient wards, operating rooms, and emergency departments. Automated dispensing systems are an essential part of medication management because they are designed to safeguard medications, including controlled substances, and provide automation to track inventory. We strive to continually innovate our automated dispensing systems by designing features that are intended to help our customers close gaps in safety and enable clinicians to spend less time managing medications and more time caring for patients.
Our XT Series automated dispensing systems for medications and supplies, which are used in nursing units and other clinical areas of the hospital, are designed to support workflows specific to each area of the hospital, with various software and hardware options. Our Points of Care Service combines market-leading automation, software workflows, expert services, and operational and optimization analytics in an effort to improve solution adoption and optimization, enhance data-driven performance, and drive nursing and pharmacy efficiency. For the operating room, we also offer specialized automated dispensing systems. Our interoperability solutions enable integration of our automated dispensing systems with key electronic health record systems to streamline workflow and increase accuracy.
Our XT Amplify program is intended as a way for health systems to continue to introduce innovation even when challenged economically or operationally. This multi-year innovation program is designed to maximize value for hospitals, health systems, and post-acute care facilities that have already invested in Omnicell’s XT Series automated dispensing system and are seeking to enhance the capabilities of these devices in an effort to improve clinical and operational outcomes even further. The solutions in the XT Amplify program aim to enhance the performance and security of existing XT Series systems, extend item-level storage and tracking to refrigerated medications, and improve the management of medical supplies in both XT supply cabinets and open shelf locations. One of the core components of XT Amplify program is XTExtend, a comprehensive console swap that is intended to provide a high level of security while enhancing the user experience.

Central Pharmacy and IV Compounding
Our Central Pharmacy Dispensing Service combines advanced robotic technology, optimization software, and onsite and remote experts, which is intended to automate and optimize the most cumbersome aspects of the medication dispensing process. This comprehensive service is designed to help health systems enhance patient safety and improve dispensing accuracy, reduce medication dispensing errors and waste, and streamline workflows to enable pharmacy labor resources to focus on higher value tasks.
The expansion of many health systems across broad geographic regions due to mergers and acquisitions activity and organic growth has created increased interest for many customers in the Centralized Services model for enterprise-wide medication distribution. This model seeks to help create a more scalable and standardized environment but can be costly and time consuming for a health system to implement on its own. Our Central Med Automation Service integrates advanced robotics and smart devices with innovative software and expert services in an effort to help health systems quickly establish and optimize a flexible and scalable Centralized Services Center that streamlines medication dispensing, reduces manual tasks, optimizes resource allocation, and standardizes processes throughout the health system.
Our IV Compounding Service seeks to help health systems reduce outsourcing costs, minimize operating room drug waste, improve patient safety, and gain supply chain control by bringing IV compounding in-house. This solution combines advanced IV robotics, analytics tools, and onsite and remote experts in order to help optimize IV accuracy, sterility, and outcomes, while improving supply chain control.
Specialty Pharmacy and 340B
Our Specialty Pharmacy Services offering provides a turnkey solution designed to help health systems establish, manage, and optimize an entity-owned specialty pharmacy. This solution is delivered through a risk-share commercial model and is intended for health systems, federally qualified health centers, and provider groups to support onsite management of specialty pharmacy services, including payer contracting, staffing, licensing, and 340B program administration. This offering is designed to drive specialty growth and cost savings, improve access to limited distribution drugs, and increase physician utilization for targeted disease states.
Inventory Optimization
Our Inventory Optimization Service provides predictive and prescriptive analytics, robust benchmarking, workflow tools, and expert clinical resources to help pharmacy staff quickly pinpoint and address potential inventory issues and optimization opportunities. Our Inventory Optimization Service is designed to provide greater medication inventory visibility as well as reduce medication waste and expirations, stockouts, and shortages.
Patient Engagement, Clinical and Financial Solutions
Our EnlivenHealth brand extends beyond the inpatient setting and into ambulatory care. This brand offers a portfolio of products designed to digitally enable retail and community pharmacies with connected patient engagement and clinical and financial workflows intended to elevate the patient-pharmacy experience and enhance financial performance.
Our patient engagement solutions are designed to better educate, inform, and enrich patients’ lives through personalized interactive voice response, outbound communications, and mobile app offerings. We also enable digital delivery of medication information (medication guides, vaccine information sheets, and drug monographs) in an effort to unlock patient preferences, staff efficiency, and environmental value. Additionally, our clinical workflows help enable pharmacies to accelerate health and wellness in their community through targeted patient interventions, appointment scheduling, immunization, medication therapy management, medication synchronization, and Medicare plan comparisons. Furthermore, our financial workflows are designed to streamline payments, cashflow, and claims for durable medical equipment, vaccination, clinical care, and specialty drugs through medical billing and reconciliation solutions. These digitally enabled services provide data-driven intelligence to help optimize pharmacy operations, as well as patient adherence and outcomes.
Medication Adherence
Our medication adherence solutions, which include consumables and medication packaging systems, are designed to improve pharmacy operations and patient adherence to prescriptions. These solutions are used by institutional pharmacies serving long-term care and other non-acute healthcare facilities, as well as retail, community, and outpatient pharmacies.
Our single-dose automation solutions allow customers to fill and label a variety of patient-specific, single-dose medication blister packages based on incoming prescriptions. Our fully automated and semi-automated filling equipment is designed specifically for institutional pharmacies with enough order volume to warrant automated packaging of medications. Our automated solutions interface with pharmacy information systems to obtain prescription information.

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
Professional, Technical, and Customer Success Services
Our Professional Services offerings for health system pharmacies include technology installation, program management, customer education and training, change management services, and related offerings. We view our customers as partners in the pursuit of better health outcomes for patients and improved satisfaction for the clinicians who serve them.
After Omnicell solutions are implemented, our Customer Success team provides support through remote and onsite experts who help customers fully adopt and optimize utilization of our solutions.
Our technical services include post-installation support and maintenance via phone and/or web, on-site service, parts, and access to software upgrades. Product support is available through fixed-period service contracts and on a time-and-materials basis. Onsite service is provided by our field service team.
Retail Pharmacy and Hospital Automation Outside the United States
Additional products sold outside the United States include automated dispensing systems used in hospitals and retail pharmacies for handling the stocking and retrieval of boxed medications. For management of medical supplies, a specialized cabinet that uses radio frequency identification is also available, which is designed to improve picking and restocking workflows for nurses and surgeons.
Advancing Our Solutions
With more than 30 years of experience delivering medication management solutions, Omnicell believes combining robotics and smart devices, software workflows, expert services, and operational and optimization analytics will help deliver improved medication management outcomes. Software as a Service (“SaaS”) and Expert Services (formerly Advanced Services) include services such as Central Pharmacy Dispensing Service, IV Compounding Service, Points of Care Service, EnlivenHealth solutions, Specialty Pharmacy Services, 340B solutions, Inventory Optimization Service, and other software solutions and licensing support. Because thousands of facilities utilize our services and solutions, we believe we can provide actionable insights to help customers better understand their medication usage and improve pharmacy supply chain management. We offer specialized services and analytics software designed to help healthcare facilities improve their bottom line and patient care by harnessing data from automation and other systems.
Operating Segments
We manage our operations as a single segment for the purposes of assessing performance and making operating decisions. Our Chief Operating Decision Maker (“CODM”) is our Chief Executive Officer. The CODM allocates resources and evaluates the performance of Omnicell at the consolidated level using our consolidated net income. In addition, the CODM is provided with certain segment assets, primarily those that impact liquidity, as well as certain significant expenses. All significant operating decisions are based upon an analysis of Omnicell as one operating segment, which is the same as our reporting segment.
Industry Background and Market
We believe our solutions support the industry-defined vision of the Autonomous Pharmacy, are strongly aligned with trends in the healthcare market, and are well-positioned to address the evolving needs of healthcare institutions.
The healthcare industry continues to experience a significant degree of consolidation, with healthcare providers combining to create larger healthcare delivery organizations. We believe this trend has increased the market’s need for integrated medication management solutions on a unified platform to help improve clinical and financial outcomes for both inpatient and outpatient settings. Our portfolio of robotics and smart devices; software workflows; expert services; and operational and optimization analytics, combined with innovation, is designed with this objective in mind.
In addition, healthcare providers and facilities continue to be affected by significant economic and other pressures. Annual prescription drug expenditures in the United States were approximately $723 billion in 2023, according to the IQVIA National Sales Perspective database. Based on a 2022 report by the Health Care Cost Institute, the rise in prescription drug spending accounted for 39% of the total increase in annual spending per person from 2018 to 2022. In addition, the second largest growth in spending for professional services—defined as payments to physicians and other clinical care team members for services provided in physician offices and hospitals—occurred among administered drugs, which accounted for 21% of the total net cumulative increase in professional services spending from 2018 to 2022. While the cumulative growth in the average price of professional services was 7% between 2018 and 2022, the average prices of physician-administered drugs grew the most at 47%. Rising costs of labor, prescription drugs, and new medical technology all contribute to increased spending. Governmental pressures surrounding healthcare reform and compliance have led to increased scrutiny of the cost and efficiency with which healthcare providers deliver their services. These factors, combined with continuing consolidation in the healthcare industry, have increased the need for the efficient delivery of healthcare in order to control costs and elevated the strategic importance of medication management and pharmacy automation across the continuum of care.
Furthermore, while complexities in medication management have increased over time along with the volume of patients and medications, many manual processes are still used, resulting in inefficient tracking and delivery of medications and supplies and increased administrative burden on many clinical staff. According to a survey conducted by the American Society of Health-System Pharmacists in 2023, approximately 73% of pharmacist activities are non-clinical in nature. In addition, many existing healthcare information systems are unable to support the modernization of healthcare delivery processes or address mandated patient safety initiatives. These factors contribute to medical errors and unnecessary process costs across the healthcare sector including in medication management.
Regulation and industry guidelines, such as those issued by the U.S. Food and Drug Administration (“FDA”), the U.S. Drug Enforcement Administration (“DEA”), The Joint Commission (an organization that accredits U.S. health care organizations and programs), the U.S. Pharmacopeial Convention, the Institute for Safe Medication Practices, and state boards of pharmacy in the areas of medication management—including storage, security, and labeling—have created an environment of increased patient safety, awareness, and regulatory control. Against this backdrop, healthcare organizations, desiring to improve quality and avoid liability, are driven to prioritize investments in capital equipment, including pharmacy automation, which is a standard of care, to improve patient safety. While the overall storage and security of medications in hospitals have improved, there has been an increased focus on controlled substance management in recent years, particularly in light of the opioid crisis in the United States. HealthcareDiversion.org estimates that roughly 10% of all healthcare workers are anticipated to steal opioids and other substances from patients and hospitals at some point in their career. Joint Commission surveyors are seeking more documentation from hospitals demonstrating that their medication policies and procedures are adequate to prevent illicit use of controlled substances.
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
The 2023 American College of Healthcare Executives survey of hospital CEOs found that workforce challenges were their top concern, with 86% of survey respondents mentioning shortages of nurses and 87% citing shortages of technicians. While the nurse workforce rebounded after the pandemic, concerns of a nursing shortage remain as the workforce ages and a significant segment nears retirement age. According to Health Resources & Services Administration (HRSA) health workforce projections, demand for registered nurses in 2036 is expected to exceed supply by 9%, indicating a potentially significant shortage of nurses in the coming years. In addition, the shortage of pharmacy technicians, who are critical to clinical care in inpatient, outpatient and retail settings, is also acute. A nationwide survey conducted in February 2024 by the National Community Pharmacists Association found that 67% of the survey’s 385 independent pharmacy owner/manager respondents said they were having a difficult time filling open staff positions. Pharmacy technicians continue to be in the highest demand, with over 75% of respondents indicating that technician positions were difficult to fill. In addition, a 2022 survey by the American Society of Health-System Pharmacists found that over 90% of hospitals faced shortages of experienced pharmacy technicians, with 64% using pharmacists to perform technician activities. A 2023 survey by the American Society of Health-System Pharmacists found continued challenges with the pharmacy technician workforce, with a turnover rate of 25%.
Omnicell’s medication management infrastructure—incorporating technologies such as robotics and smart devices, software workflows, expert services and operational and optimization analytics—is designed to automate many labor-intensive medication management tasks. We believe this will help healthcare providers optimize the use of existing pharmacy staff, which is expected to free up clinicians’ time for higher-value, patient-engaging activities, such as medication therapy management, immunizations, point-of-care testing, and disease state management.

Government Regulation
Our global operations may be affected by a variety of complex state, federal, and international laws and regulations. These laws and regulations relate to healthcare (including medical devices and pharmaceuticals), privacy, data protection and information security, compliance, import and export, trade, healthcare fraud, waste and abuse (including anti-kickback and false claims laws), environmental standards, anti-corruption, anti-bribery, labor and employment, as well as other areas of focus.
Privacy and Security
We receive, store, and process personal information and other data from our customers, employees, and service providers. Our customers also use our products or services to obtain and store their personal information, including protected health information (as defined by the Health Information Portability and Accountability Act of 1996 and its implementing regulations, collectively “HIPAA”), from their patients and customers and sometimes personal information of their employees. As a result, we and our customers are subject to various laws and regulations related to privacy, data protection, and information security. In the United States, these include federal health information privacy and security laws (such as HIPAA), various state and federal privacy and security breach notification laws, consumer protection laws, and individual state laws addressing privacy and security of personal and health information. Internationally, various foreign jurisdictions in which we operate, including the European Union (the “EU”), have established, or are developing, their own data privacy and security legal frameworks with which we or our customers are subject to including, for example, the United Kingdom’s Data Protection Act 2018 (being the UK’s implementation of the General Data Protection Regulation), and the EU’s General Data Protection Regulation (the “GDPR”). The GDPR imposes accountability and transparency requirements, data protection requirements, reporting obligations, and transfer restrictions.
Artificial Intelligence
Data and digital services regulation continues to expand, particularly with respect to the artificial intelligence (“AI”) and automated decision making, which may further impact our and our customer’s business and regulatory compliance strategies. For example, AI regulation and regulatory guidance continues to emerge in response to President Biden’s Executive Order on Safe, Secure, and Trustworthy Artificial Intelligence issued on October 30, 2023. In the U.S., in the 2024 legislative session, at least 45 states, Puerto Rico, and the Virgin Islands, introduced AI bills, and 31 states, Puerto Rico and the Virgin Islands adopted resolutions or enacted legislation impacting AI. In the EU, a number of new laws related to digital data and AI have recently entered into force or have been proposed. For example, on December 8, 2023, EU legislators reached agreement on the AI Act, which imposes regulatory requirements onto AI system providers, importers, distributors, and users of AI systems, in accordance with the level of risk involved with the AI system. The UK has not adopted formal legislation to regulate AI but has adopted guidelines in the form of a White Paper.
Product Development, Manufacture and Sales
In the United States, the U.S. Food and Drug Administration (“FDA”) regulates medical devices, pharmaceutical and biological products under the Federal Food, Drug, and Cosmetic Act (“FD&C Act”), the Public Health Service Act (“PHSA”), and their respective implementing regulations. Medical devices, pharmaceuticals and certain products are subject to rigorous regulation by the FDA, federal, state and local statutes and regulations, including regulation by the U.S. Drug Enforcement Administration (“DEA”) and other governmental agency regulations in the United States and in foreign countries. Noncompliance with applicable requirements can result in import detentions, fines, civil monetary penalties, injunctions, suspensions or losses of regulatory approvals or licenses, recall or seizure of products, operating restrictions, denial of export applications, governmental prohibitions on entering into supply contracts, and criminal prosecution.
Certain of our products and solutions are regulated by the FDA and require 510(k) clearance prior to commercialization and marketing. The manufacture and sale of most of our current medication management solutions are not regulated by the FDA or the DEA. However, the pharmacy, dispensing, and compounding activities of other persons (our customers) that use our current medication management solutions may be subject to regulation by those agencies and by individual state boards of pharmacy. With respect to our products and solutions, we manufacture and develop specifications for products classified as Class I and Class II medical devices, which are subject to FDA regulation and require compliance with certain FDA regulations and requirements, including the FDA Quality System Regulation as well as FDA regulations for medical device reporting. We also offer a sterile consumable product that required FDA 510(k) review and clearance prior to marketing and distribution. Products designated as medical devices are also subject to various other regulatory requirements, including as applicable, FDA premarket clearance or approval; establishment registration and device listing; complaint handling; notification and repair, replace, refund; mandatory recalls; unique device identifier requirements; reports of removals and corrections; cybersecurity requirements; and post-marketing surveillance.
Similarly, certain provisions of the FD&C Act govern the approval, manufacture, handling, distribution, and tracking and tracing of pharmaceuticals. The FD&C Act also regulates which medications may be compounded, and how certain compounded medications may be manufactured, distributed, and dispensed. Companies engaged in distributing or dispensing compounded pharmaceuticals may be subject to a number of requirements enforced by the FDA or other U.S. regulatory agencies. These requirements may include compliance with United States Pharmacopoeia (“USP”) and National Formulary standards, certificates of analysis, facility registration, and compliance with current good manufacturing practice (“cGMP”).
Furthermore, our customers may also be subject to other laws, rules, or regulations that apply to dispensers and licensing and other requirements under laws governing, and regulations promulgated by, state boards of pharmacy, including those, as applicable, that apply to compounding facilities. Additionally, our services and solutions may also be subject to DEA regulations, and applicable state regulations (including states boards of pharmacy), concerning the management, storing, dispensing, and disposal of, and accounting for, controlled substances.
Credentialing and Reimbursement
We also provide services and solutions to independent and health system specialty pharmacies that may require us to observe U.S. Department of Health and Human Services (“DHHS”) regulations for credentialing of providers (pharmacists).
In the United States we are neither enrolled in nor participate under Medicare or any state Medicaid program, and do not submit claims on our behalf to Medicare, Medicaid, or other government or commercial third-party payers for reimbursement.
Healthcare Regulations
Our current and future arrangements with healthcare professionals, consultants, customers and third-party payors expose us to broadly applicable healthcare regulation and enforcement by the U.S. federal government and the states and foreign governments in which we conduct our business, such as fraud and abuse, and transparency and health information privacy rules and regulations. The most common healthcare laws and regulations that may impact our or our customers’ operations include but are not limited to:
•The federal Anti-Kickback Statute, a criminal law which prohibits, among other things, knowingly and willfully soliciting, receiving, offering, or paying any “remuneration” (including any kickback or bribe), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order, arranging for, or recommending the purchase, lease, or order of any item or service for which payment may be made, in whole or in part, under federal healthcare programs (like Medicare or Medicaid). A person or entity can be found guilty of violating the statute without actual knowledge of the statute or specific intent to violate it. A conviction for violation of the federal Anti-Kickback Statute can result in criminal fines and/or imprisonment and requires mandatory exclusion from participation in federal healthcare programs. Exclusion from the federal healthcare programs may also be imposed if the government determines that an entity has committed acts that are prohibited by the federal Anti-Kickback Statute. Although there are a number of statutory exceptions and regulatory safe harbors to the federal Anti-Kickback Statute protecting certain common business arrangements and activities from prosecution or regulatory sanctions, the exceptions and safe harbors are drawn narrowly, and practices that involve remuneration to those who prescribe, purchase, or recommend pharmaceutical and biological products, may be subject to scrutiny if they do not fit squarely within an exception or safe harbor. Our or our customers’ practices may not in all cases meet all of the criteria for safe harbor protection from Anti-Kickback Statute liability.
•Federal civil and criminal false claims laws, including the civil False Claims Act (“FCA”), which prohibits, among other things: (i) knowingly presenting, or causing to be presented, claims for payment of government funds that are false or fraudulent; (ii) knowingly making, or using or causing to be made or used, a false record or statement material to a false or fraudulent claim; (iii) knowingly making, using or causing to made or used a false record or statement material to an obligation to pay money to the government; or (iv) knowingly concealing or knowingly and improperly avoiding, decreasing, or concealing an obligation to pay money to the federal government. Under the FCA it is illegal to submit claims for payment to Medicare or Medicaid that an individual knows or should know are false or fraudulent; no specific intent to defraud is required. The civil FCA defines "knowing" to include not only actual knowledge but also instances in which the person acted in deliberate ignorance or reckless disregard of the truth or falsity of the information. Filing false claims may result in fines of up to three times the programs' loss plus $11,000 per claim filed. Under the civil FCA, each instance of an item or a service billed to Medicare or Medicaid counts as a claim. The fact that a claim results from a kickback or is made in violation of the Stark Law (as defined herein) also may render it false or fraudulent, creating liability under the civil FCA as well as the Anti-Kickback Statute or Stark Law.
Private individuals, commonly known as “whistleblowers,” can bring FCA qui tam actions, on behalf of the government and may share in amounts paid by the entity to the government in recovery or settlement. In addition, as noted above, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA. Moreover, entities can be held liable under the FCA even when they do not submit claims directly to government payers if they are deemed to “cause” the submission of false or fraudulent claims. FCA liability is potentially significant in the healthcare industry because the statute provides for treble damages and significant mandatory penalties per false or fraudulent claim or statement for violations. Such per-claim penalties are currently set at $13,508 to $27,018 per false claim or statement for penalties assessed after January 30, 2023, with respect to violations occurring after November 2, 2015. Under the criminal FCA penalties for submitting false claims include imprisonment and criminal fines; the OIG also may impose administrative civil monetary penalties for false or fraudulent claims.
•HIPAA imposes criminal liability and civil monetary penalties for executing a scheme to defraud any health care benefit program or making false statements relating to health care matters. HIPAA, which, among other things, prohibits knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payers, and prohibits (i) knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false, fictitious, or fraudulent statement or representation and (ii) making or using any false writing or document knowing the same to contain any materially false, fictitious, or fraudulent statement or entry in connection with the delivery of or payment for healthcare benefits, items, or services. Similar to the federal Anti-Kickback Statute, a person or entity can be found guilty of violating the HIPAA fraud provisions without actual knowledge of the statute or specific intent to violate it.
In addition to the fraud and abuse considerations, in relation to the HIPAA Security Rule, the DHHS, in January 2025, issued a Notice of Proposed Rulemaking (“Proposed Rule”) aiming to strengthen cybersecurity protections and better defend against cyber threats targeting the U.S. health care system. The Proposed Rule attempts to strengthen the requirements of the HIPAA Security Rule by clarifying and revising definitions and removing the distinction between “required” and “addressable” implementation specifications. The Proposed Rule adds new implementation requirements to better help ensure that HIPAA-regulated entities implement compliance activities consistent with industry standard best practices, such as the NIST Cybersecurity Framework. Regulated entities would be required to document, in writing, all HIPAA Security Rule policies and procedures. At this point, the future of the Proposed Rule is unclear, as the newly elected U.S. administration will likely determine whether to move forward with the rulemaking process.
•The Federal Civil Monetary Penalties Law, which authorizes the imposition of substantial civil monetary penalties against an entity that engages in activities including, among others (i) knowingly presenting, or causing to be presented, a claim for services not provided as claimed or that is otherwise false or fraudulent in any way; (ii) arranging for or contracting with an individual or entity that is excluded from participation in federal healthcare programs to provide items or services reimbursable by a federal healthcare program; (iii) violations of the federal Anti-Kickback Statute; or (iv) failing to report and return a known overpayment. The Office of Inspector General (“OIG”) of the DHHS may seek civil monetary penalties and sometimes exclusion for a wide variety of conduct and is authorized to seek different amounts of penalties and assessments based on the type of violation at issue. Penalties range from $10,000 to $50,000 per violation.
•Many U.S. states have laws and regulations analogous to Federal fraud and abuse laws, such as individual state anti-kickback, fee-splitting and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payers, including private insurers.
•Various Federal laws, regulations, and agency issued guidance documents govern communications and marketing, including to Medicare enrollees, and establish limits on (or prohibit) compensation paid for lead generation activities, including the Centers for Medicare and Medicaid Services (“CMS”) Medicare Communications and Marketing Guidelines (“MCMG”). The OIG has issued fraud alerts addressing commission based sales agent arrangements, highlighting fraud and abuse concerns in relation to same.
•The Health Resources & Services Administration’s 340B Program requires pharmaceutical manufacturers participating in Medicaid to sell covered outpatient drugs at discounted prices to specified health care organizations (called 340B covered entities), including, but not limited to: sole community hospitals, critical access hospitals, rural referral centers, and certain disproportionate share hospitals serving low-income and indigent patients. These 340B covered entities are responsible for certain statutory obligations, such as a prohibition on duplicate discounts and on diversion, and are required to have certain policies and records regarding their compliance with the 340B Program. 340B covered entities may be audited with respect to their 340B Program compliance.
•The Physician Self-Referral Law, commonly referred to as the “Stark Law,” prohibits the submission, or causing the submission, of claims in violation of the law's restrictions on referrals. The Stark Law prohibits a physician from referring Medicare patients to an entity (including pharmacies) for the furnishing of “designated health services,” if the physician or a member of the physician’s immediate family has a direct or indirect “financial relationship” with the entity, unless a specific exception applies. Financial relationships include both ownership/investment interests and compensation arrangements. The law further prohibits the entity from billing for any services that arise out of such prohibited referrals. Certain of these provisions are applicable to the referral of Medicaid patients as well. Designated health services include outpatient prescription drug services; clinical laboratory services; physical therapy, occupational therapy, and outpatient speech-language pathology services; radiology and certain other imaging services; radiation therapy services and supplies; durable medical equipment and supplies; parenteral and enteral nutrients, equipment, and supplies; prosthetics, orthotics, and prosthetic devices and supplies; home health services; outpatient prescription drugs; and inpatient and outpatient hospital services. The Stark Law is a strict liability statute thus the prohibition applies regardless of the rationale for the financial relationship and the reason for ordering the service. Therefore, intent to commit an illegal act is not required in order for the government to prove a violation of the Stark Law. Additionally, some states have enacted statutes and regulations similar to the Stark Law, but which may be applicable to the referral of patients regardless of their payer source and which may apply to different types of services. These state laws may contain statutory and regulatory exceptions that are different from those of the federal law and that may vary from state to state.
•Per the Exclusion Statute the OIG is legally required to exclude from participation in all Federal health care programs individuals and entities convicted of certain types of criminal offenses, including felony convictions for other health-care-related fraud, theft, or other financial misconduct. If a person or entity is excluded by OIG from participation in the Federal health care programs, then Medicare, Medicaid, and other Federal health care programs, such as TRICARE and the Veterans Health Administration, will not pay for items or services that are furnished, ordered, or prescribed.
•The Physician Payments Sunshine Act, as known as “Open Payments”, is a national disclosure program created by the Affordable Care Act that increases transparency into financial relationships between the health care industry and physicians or teaching hospitals. Certain manufacturers of drugs, devices, biologics and medical supplies, among others, are required to report annually to CMS information related to payments and other transfers of value made by that entity to U.S.-licensed physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists, certified nurse midwives, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. The CMS collects data annually, and makes it publicly available and searchable online at openpaymentsdata.cms.gov. Individual states have their own “sunshine act reporting laws” which vary from state to state.
•The U.S. Foreign Corrupt Practices Act or FCPA, and other anti-corruption laws and regulations (including the United Kingdom Bribery Act) pertaining to financial relationships and interactions with foreign government officials, which prohibit U.S. companies and their employees, officers, and representatives from paying, offering to pay, promising, or authorizing the payment of anything of value to any foreign government official (including, potentially, healthcare professionals in countries in which we may sell products), government staff member, political party, or political candidate to obtain or retain business or to otherwise seek favorable treatment.
Some state laws require medical device and pharmaceutical companies to comply with industry voluntary compliance guidelines (such as the AdvaMed Code of Ethics and PhRMA Code), or the relevant compliance guidance promulgated by the federal government, in addition to requiring manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures to the extent that those laws impose requirements that are more stringent than the Physician Payments Sunshine Act. In addition, state and local laws may require the registration of sales representatives. State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
Violations of any of such laws, or any other governmental regulations that apply to us, may subject us to significant penalties, including, without limitation, civil, criminal and administrative penalties, judicial sanctions, which could include, among other actions, refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning letters, product recalls or withdrawals from the market, product seizures, total or partial suspension of production or distribution injunctions, damages, fines, restitution, disgorgement, or other civil or criminal penalties, as well as additional reporting requirements and oversight if the company becomes subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, the curtailment or restructuring of our operations, refusals of government contracts, exclusion from participation in federal and state healthcare programs (if we were so participating) and imprisonment, any of which could adversely affect our ability to operate our business.

Ex-U.S. Considerations
Since we manufacture and sell our products outside of the United States, certain products of a local nature and variations of product lines must also meet the applicable national, provincial, state and local regulatory requirements of the applicable country (“ex-U.S. regulatory requirements”). Additional risks are inherent to conducting business outside the United States, including more robust information governance and environmental regulations in the European Union, expropriation, nationalization, and other governmental actions. Demand for many of our existing and new products is, and will continue to be, affected by the extent to which ex-U.S. regulatory requirements increase our risk and/or expense to do business in those countries.
Compliance with the laws and regulations applicable to our global operations is costly and requires sufficient resources to actively maintain various governance, risk, and compliance systems in several areas to enable us to keep abreast of the constantly evolving legal and regulatory landscape both in the United States and abroad. These areas include, without limitation, FDCA and FDA, Controlled Substances Act and DEA regulations, individual state boards of pharmacy regulations, and laws and regulations regarding quality, privacy, information governance and security, and environmental, health and safety. We expect that there will continue to be U.S. federal and state laws and regulations and international laws and regulations that are adopted that could impact our operations and business. Any failure to comply with these laws and regulations could result in a range of fines, penalties, damages, individual imprisonment, exclusion from government funded healthcare programs, such as Medicare and Medicaid, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, and/or other sanctions.
Recent Acquisitions
In addition to our own organic development, we have, from time to time, acquired businesses and technologies that expand our product lines and are strategic fits for our business, and although no acquisitions were completed in 2023 or 2024, we expect to continue to seek to acquire businesses, technologies, or products in the future.
Sales and Distribution
We sell our products and services primarily in the United States. Approximately 91% of our revenue was generated in this market for the year ended December 31, 2024. Our sales force is organized by customer segment in the United States and Canada, with strategic and key account managers assigned to our top health systems; account executives, assigned to smaller health systems and healthcare facilities; and health system executives and solution experts focused on generating new business. Our sales in the United States and Canada are primarily made direct to end-user customers with the exception of some distribution of medication adherence consumables and automation in parts of Canada.
Outside of the United States and Canada, we have direct sales employees in the United Kingdom, France, Germany, and Australia. For other geographies such as the Middle East, Asia, and Latin America, we sell through distributors. In addition, our international team handles direct sales, installation, and service for hospital healthcare facilities in the United Kingdom, Germany, and France, and for community pharmacies in the United Kingdom, Germany, and Australia. Sales, installation, and service to healthcare facilities are handled through distribution partners in other parts of Europe, Asia, Australia, the Middle East, and Latin America. Our products are available in a variety of languages including Traditional Chinese, Simplified Chinese, Croatian, Dutch, French, German, Japanese, Korean, Swedish, and Spanish. Our foreign operations are discussed in Note 3, Revenues, and Note 7, Property and Equipment, of the Notes to Consolidated Financial Statements and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K. Our combined direct, corporate sales support, and international distribution sales teams consisted of approximately 460 staff members as of December 31, 2024. Nearly all of our direct sales team members have hospital capital equipment, services, or clinical systems experience.
The sales cycle for our automation systems, from the initial sales meeting to completion of installation, can take in excess of 12 to 24 months. This is due in part to the cost of our systems and the number of people within each healthcare facility involved in the purchasing decision and installation process. To initiate the selling process, the sales representative generally contacts the chief financial officer, chief pharmacy officer, chief information officer, chief nursing officer, director of pharmacy, director of nursing, director of information technology, director of materials management, or other decision makers, and actively engages with each group within the healthcare facility about the economic, safety, efficiency, and compliance benefits of our solutions relative to competing methods of managing medications or medical and surgical supplies. In addition, particularly with respect to certain of our European customers, we also may discuss the environmental, social, governance, or sustainability aspects of our products or services.
We contract with Group Purchasing Organizations (“GPOs”), each of which functions as a purchasing agent on behalf of member hospitals and other healthcare providers. Pursuant to the terms of GPO agreements, each member contracts directly with us and can purchase our products under pre-negotiated contract terms and pricing. These GPO contracts are typically for multiple years with options to renew or extend for up to two years and some of which can be terminated by either party at any time. Our current most significant GPO contracts include Vizient, Inc., Premier Inc., HealthTrust Purchasing Group, and Advocate Health Supply Chain Alliance. We also have a Federal Supply Schedule contract with the Department of Veterans Affairs (the “GSA Contract”), allowing the Department of Veterans Affairs, the Department of Defense, and other federal government customers to purchase our products. The accounts receivable balances are with individual members of the GPOs and federal agencies that purchase under the GSA Contract, and therefore no significant concentration of credit risk exists. During our fiscal year ended December 31, 2024, sales to members of the ten largest GPOs and federal agencies that purchase under the GSA Contract accounted for approximately 65% of our total consolidated revenues.
We offer multi-year, non-cancelable lease payment terms to assist healthcare organizations in purchasing our systems by reducing their cash flow requirements in a lease structure. We sell a portion of our multi-year lease receivables to third-party leasing finance companies.
Our clinical and technical consulting team supports our sales force by working with our customers to identify potential solutions intended to help them achieve their desired outcomes. Our Professional Services team assists customers with the implementation of our solutions, including configuring our systems to address the specific needs of each individual customer. After the solutions are implemented, our Customer Success team provides remote and onsite experts who help our customers fully adopt and optimize utilization of our solutions in an effort to achieve their desired clinical and business outcomes.
We offer telephone and web-based technical support and issue resolution through our U.S.-based technical support centers. Our support centers are staffed 24 hours a day, 365 days a year. We have found that a majority of our customers’ service issues can be addressed by our support engineers either by phone or with remote diagnostic tools. In addition, our customers can enable access to allow us to remotely monitor system performance of certain products. Where applicable, this suite of support tools is designed to proactively monitor certain system statuses and can alert service personnel to potential problems to preempt system failure and reduce unplanned downtime. Our field engineers deliver on-site services for hardware-related issues and are deployed to customer sites based on solution expertise and geographic proximity to customers. Additional support to our field services is provided by certified external partners as needed.
Manufacturing and Inventory
The manufacturing process for our automation products allows us to uniquely configure hardware and software to meet a wide variety of individual customer needs. The automation product manufacturing process consists primarily of the final assembly of components and testing of the completed product. Many of the sub-assemblies and components we use are provided by third-party contract manufacturers or other suppliers. The majority of these contract manufacturers and other suppliers are based in Asia and the U.S. We and our partners test these sub-assemblies and perform inspections to assure the quality and reliability of our products. While many components of our systems are standardized and available through multiple sources, certain components or subsystems are fabricated by a single supplier according to our specifications, schedules, and customer requirements, or are only available from limited sources. Our medication adherence product manufacturing process consists of fabrication and assembly of equipment and mechanized process manufacturing of consumables. We rely on a limited number of suppliers for the raw materials that are necessary in the production of our consumable medication packages.
Our arrangements with contract manufacturers generally set forth quality, cost, and delivery requirements, as well as manufacturing process terms, such as continuity of supply, inventory management, capacity flexibility, quality and cost management, oversight of manufacturing, and conditions for the use of our intellectual property.
Our operations organization procures components and schedules production based on the backlog of customer orders. Installation of equipment and software typically occurs anywhere between three weeks to 12 months after the initial order is received. Larger or more complex implementations such as software-enabled connected devices for Central Pharmacy, including, but not limited to, our Central Pharmacy Dispensing Service and IV Compounding Service, are often installed between 12 and 24 months after the initial order is received. We utilize our backlog to manage our installation, procurement, and production activities to help improve inventory turns, reduce inventory scrap, and manage shipping costs. Shipment of consumables typically occurs between one and four weeks after an order is received.
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
We believe our industry-leading medication management infrastructure products and services compare favorably with the offerings of our competitors, particularly with respect to the medication management outcomes that we have helped enable our customers to achieve across the continuum of care, from inpatient to outpatient, in each setting of care where medications are managed. We believe we have a strongly differentiated outcome-centric approach to medication management that combines robotics and smart devices, software workflows, expert services, and operational and optimization analytics.
Intellectual Property and Proprietary Technology
We rely on a combination of patents, trademarks, copyright and trade secret laws, confidentiality procedures, contractual restrictions, and licensing arrangements to protect our intellectual property rights.
We pursue patent protection in the United States and foreign jurisdictions for technology that we believe to be proprietary and that may offer a potential competitive advantage for our products. Our issued patents expire on various dates between 2025 and 2043. We intend to seek and obtain additional United States and foreign patents on our technology.
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
Research and Development
Our research and development efforts start with collaborating with our customers. The insights we gain from this collaboration help us develop solutions that are designed to address the customer’s unmet needs and challenges. We continue to invest significantly in enhancing the value of our XT Series automated dispensing systems through both hardware and software upgrades.
Additionally, we are making substantial investments to help our customers realize the industry-defined vision of the Autonomous Pharmacy. This includes focusing on our cloud-based platform and assisting customers in migrating from on-premise infrastructure to our cloud-based platform. We are also investing in further development of technology-enabled software and services, including enhancements to our SaaS and Expert Services offerings and building software designed to scale our current service offerings.
Our robotic automation capabilities are also evolving as we work to enhance and develop new solutions. We have started the migration of our solutions to OmniSphere, our next generation, cloud native, software workflow engine and data platform. OmniSphere is designed to seamlessly integrate enterprise robotics and smart devices across the medication management continuum of care. The results of our research and development efforts are expected to drive the advancement of our cloud-based offerings and accelerate the realization of the industry-defined vision of the Autonomous Pharmacy.
Business under Government Contracts
A number of our U.S. government-owned or government-run hospital customers have signed five-year leases, with payment terms that are subject to one-year government budget funding cycles. Failure of any of our U.S. government customers to receive their annual funding could impair our ability to sell to these customers, or to collect payments on our existing unsold leases. Effective September 2021, the U.S. government mandated changes in its Federal Supply Schedule contract that resulted in our determination not to enter into future leases with U.S. government customers. Our existing leases with U.S. government customers are unaffected by this change. As such, our volume of U.S. government customer leases has declined over time and will likely cease in the future. In addition, under the terms of the Federal Supply Schedule contract, certain of our U.S. government customer contracts are terminable at the convenience of the applicable U.S. government customer. Furthermore, on January 20, 2025, President Donald J. Trump announced an executive order establishing the “Department of Government Efficiency” to reform federal government processes, maximize government efficiency and productivity and reduce government expenditures. As a result, there are uncertainties and pressures surrounding the U.S. federal government’s budget and budgetary priorities, as well as pressures on government expenditures. If any of our government-owned or government-run hospital customers decide to terminate their agreements early for any reason, we would not derive the expected financial benefits from any such customer. For additional information regarding these leases, see the risk factor captioned “Our U.S. government lease agreements are subject to annual budget funding cycles and mandated changes, which may affect our ability to recognize revenues and sell receivables based on such leases,” under Item 1A “Risk Factors”.
In addition, certain of our state or other municipal-run hospital customers may also be subject to annual funding cycles or have contracts that are terminable at the convenience of the applicable state or other municipal-run hospital customer. Should any of these customers not receive their annual funding or decide to terminate their agreements early for any reason, we would not derive the expected financial benefits from any such customer.
Financing Practices Relating to Working Capital
We assist healthcare facilities in financing their purchases of our systems by offering multi-year, non-cancelable lease payment terms. We typically sell the majority of the multi-year lease receivables (other than those associated with our SaaS and Expert Services, as described further below) to third-party leasing finance companies, although our ability to sell these receivables may be influenced by the perception of our customers’ ability to pay, or other restrictions, which may be influenced by factors outside of our control.
As part of our SaaS and Expert Services offering, we provide equipment and software at the inception of the contract period, which is accounted for as a multi-year sales-type lease. These agreements are generally multi-year and non-cancellable. We typically retain these lease receivables for such SaaS and Expert Services in-house and service them for the duration of the associated service term.
For additional information regarding these financing activities, refer to Note 1, Organization and Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.
Backlog
Backlog is the dollar amount of bookings that have not yet been recognized as revenue. Bookings for those SaaS and Expert Services contracts without a minimum commitment are not included in backlog. In addition, dependent upon counterparty or credit risk, which is evaluated at the time of contract signing, for a given multi-year subscription contract we may reduce the portion of the contractual commitment booked at a given time, and these excluded amounts are not included in backlog. A majority of our connected devices and software license products are installable and recognized as revenues within twelve months of booking, while service revenues from SaaS and Expert Services are recorded over the contractual term. Larger or more complex implementations such as software-enabled connected devices for Central Pharmacy, including, but not limited to, our Central Pharmacy Dispensing Service and IV Compounding Service, are often installed and recognized as revenue between 12 and 24 months after booking. We consider backlog that is expected to be converted to revenues in more than twelve months to be long-term backlog. We believe a majority of long-term product backlog will be convertible into revenues in 12 to 24 months. Long-term SaaS and Expert Services backlog typically represents multi-year subscription agreements (usually with contractual terms of two to seven years, some of which have not yet been implemented) that will be converted to revenue over the contractual term. Due to industry practice that allows customers to change order configurations with limited advance notice prior to shipment and as customer installation schedules may change, backlog as of any particular date may not necessarily indicate the timing of future revenue. However, we do believe that backlog is an indication of a customer’s willingness to install our solutions and revenue we expect to generate over time.
Going forward, we will no longer be reporting SaaS and Expert Services backlog information, as these revenue streams will be captured by the new Annual Recurring Revenue (“ARR”) metric, which we will begin utilizing as a key performance metric for our business, and is described in further detail in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Our Business – 2025 Product Bookings and Annual

Recurring Revenue – Annual Recurring Revenue.”
The chart below summarizes our total backlog under the definition of bookings in use through 2024:

	December 31,
	2024	2023

	(In thousands)
Total backlog	$1,201,296	$1,142,686
By type:
Product backlog	$646,508	$610,832
SaaS and Expert Services backlog (1)	554,788	531,854
By duration and type:
Short-term product backlog	$447,412	$377,936
Long-term product backlog	199,096	232,896
Short-term SaaS and Expert Services backlog (1)	$93,113	$72,455
Long-term SaaS and Expert Services backlog (1)	461,675	459,399
_________________________________________________
(1)Includes only the value of SaaS and Expert Services non-cancelable contracts with minimum commitments.
Starting in 2025, we will utilize product bookings as a key performance metric for our business. The new product bookings metric is described in greater detail in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Our Business – 2025 Product Bookings and Annual Recurring Revenue – Product Bookings.” For comparative purposes, the table below summarizes our backlog as of December 31, 2024 under the new definition of product bookings that we will utilize to determine product backlog going forward beginning in 2025:

December 31,
2024

(In thousands)
Total product backlog (1)	$646,440
By duration:
Short-term product backlog	$447,344
Long-term product backlog	199,096
_________________________________________________
(1)Product backlog is the dollar amount of product bookings that have not yet been recognized as revenue. A majority of our connected devices and software license products are installable and recognized as revenues within twelve months of booking. Larger or more complex implementations such as software-enabled connected devices for Central Pharmacy, including, but not limited to, our Central Pharmacy Dispensing Service and IV Compounding Service, are often installed and recognized as revenue between 12 and 24 months after booking. Due to industry practice that allows customers to change order configurations with limited advance notice prior to shipment and as customer installation schedules may change, backlog as of any particular date may not necessarily indicate the timing of future revenue. However, we do believe that backlog is an indication of a customer’s willingness to install our solutions and revenue we expect to generate over time. We consider backlog that is expected to be converted to revenues in more than twelve months to be long-term backlog. We believe a majority of long-term product backlog will be convertible into revenues in 12-24 months.
Environmental, Social, and Governance (“ESG”) Initiatives
We view Omnicell as a purpose-driven company with a social mission: Our goal of transforming pharmacy care through outcomes-centric innovation is designed to optimize clinical and business outcomes across all settings of care. Our teams are motivated by knowing that our work to improve medication management across the continuum of care has a tangible, real-world impact on healthcare workers, patients, and communities.
We recognize that we are accountable not only to our customers and stockholders, but also to the global community. In April 2024, we published our 2023 ESG Report, which highlights our approach to being responsible corporate citizens and describes and updates our contributions and work towards achieving a more sustainable future. We adhere to internationally-recognized Organisation for Economic Co-operation and Development guidance for the responsible sourcing of raw materials and continually work to enhance the sustainability attributes of our products and improve the sustainability of our designs. In addition, we seek to ensure access to high-quality, equitable, and integrated care for all patients worldwide. Furthermore, we are focused on creating a culture of care, engagement, and well-being for all of our employees.
There continues to be evolving and increasing expectations from regulators, customers, investors, and employees with respect to reducing and limiting greenhouse gas emissions and a focus on matters relating to ESG activities, which requires deliberate, conscientious efforts to effect change. We are carefully studying ways we can contribute to realize a 1.5° Celsius future by 2030, reduce waste in our product design and manufacturing processes and develop product end-of-life solutions, as well as enhance our social and governance initiatives, taking cues from our internal and external stakeholders, internal assessments, and direction from the Corporate Governance Committee of Omnicell’s Board of Directors. As an organization, we have adopted a risk-management approach using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) framework to assess and reduce the impact of climate change on our business strategy and operations. We continually seek to innovate and improve our business practices as we strive to build “A Better Way.”
More information on our ESG initiatives and a copy of our 2023 ESG Report are available on our corporate website, www.omnicell.com, under the “Company ESG” tab. We are not including the information contained on, or that can be accessed through, this website as part of, or incorporating it by reference into, this Annual Report on Form 10-K.
Human Capital Management
As of December 31, 2024, we had approximately 3,670 employees worldwide (with approximately 3,100 located in either the United States or Canada), excluding individuals who are classified as temporary or contractors.
We administer an annual employee engagement survey (“OmniVoices Engagement Survey”) using an external third-party platform. The overall purpose of the survey is to gain employee feedback and take action on the feedback in order to continue Omnicell’s journey of building a Culture of Care. For 2024, we achieved an overall employee satisfaction score of 73. We believe that our ongoing investment in strengthening Omnicell’s Culture of Care, Communication, Cross-collaboration, and Recognition programs, along with our commitment to acting on employee feedback, contributed to an increase of 5 points in our employee satisfaction score since the September 2023 survey (previously 68).
To further embed our Culture of Care aspirations, the People Organization established a Culture Catalyst team, comprised of employees and leaders across the business. The purpose of this highly engaged group of employees was to lead the creation and execution of a series of culture sprints with employees, with the ultimate goal of defining Omnicell’s Culture of Care aspirations with a ground up approach. This led to the creation of a Culture Statement that resonates with more than 80% of Omnicell’s global employee base, across all levels, and serves as the north star of what makes us, uniquely us. In addition, this team, under the guidance of the People Organization leadership team, has tackled several barriers with solutions to ensure that all Omnicell employees are able to Walk the Talk to bring our Guiding Principles to life, established Ask Me Anything sessions to create two-way dialogue between leaders and employees, and to provide practical tools that will foster better collaboration and a One Team mindset.
Compensation and Benefits
•We embrace a strong pay-for-performance total rewards philosophy that we believe is competitive, performance-based, and cost-effective. We offer market-competitive pay and a comprehensive benefits package.
•Our bonus program is designed to incentivize our employees to focus on work that will further the delivery of our annual priorities.
•We offer reward and recognition programs that embed our guiding principles into our Culture of Care and everything we do, allowing for peer-to-peer recognition and motivating our employees to continually work to advance our promise, our purpose, and our guiding principles.
•Our quarterly performance review process (Aspire) is designed to enable our talent to reach their optimum levels of contribution to Omnicell’s business strategies, facilitates regular employee feedback, and supports our pay-for-performance philosophy.
Health and Wellness
•We offer a comprehensive wellness program designed to promote a healthy lifestyle, including on-site gym facilities, lifestyle spending rewards, on-site bio-metric screening, and employee assistance/health coaching. In addition to making physical health a priority, we offer mental health counseling and resources, financial coaching, and Virtual Health services (i.e., video/telephone health services).

Employee Development
•Our Organizational Development function plays a strategic role in helping us develop and retain talent through an array of developmental experiences for employees to enable them to reach their highest level of performance and potential at Omnicell. We strive to deliver consistent learning and career growth development opportunities and experiences across all roles, functions, and locations. Our engagement scores in employee growth opportunities and career path, both landing above industry benchmarks, as measured by the OmniVoices Engagement Survey platform, reflect our commitment to employee development.
•Our approach to employee development is designed to enable our Enterprise Strategy by unleashing the potential of our people. In 2024, we continued core programs including 360 Development Cohorts for People Leaders, Career Development Workshops and Elevate Learning Library in Omnicell University for all employees and scaled the Lead Program to develop all People Leaders in strategic capabilities (Leadership Imperatives) intended to create an exceptional employee experience and workplace culture. To further embed a focus on continuous learning, we set up a working group comprised of training professionals across the organization to develop a common set of modern learning principles to create a more cohesive learning experience across all employee touchpoints.
•In 2024, we built on the foundations of our THRIVE Senior Leadership Talent Review and Succession Process, which facilitates cross-functional identification of top talent, succession planning, and individual development planning. We utilized this process to enhance our leadership profile by assessing talent against the Leadership Imperatives and created Success Profiles for Senior Leadership roles. This is expected to lead to more accurate top talent identification and targeted successor development plans in an effort to accelerate readiness for critical roles. As a result of the process, the Senior Leadership team was able to have a holistic view of the talent landscape and create a Talent Action plan.
•We continued to align our Leadership Development offerings to support our Talent Philosophy – Performance – Accountability – Transparency – Differentiation – Development. To this end, we implemented people leader enablement programs including Performance Mindset Training, Leader as Coach Workshop, and Executive level courses in Visual Storytelling and High Stakes Communication. To increase effectiveness, each program included practical tools that are accessible at the point of need, such as in OPTIC as part of the Aspire Performance Review process.
Recruiting and Retention
•We continue to expand the role of our talent acquisition team into the role of talent partner. Our goal is to deliver strategic counsel and insights that support business leaders in making informed decisions about workforce planning and development, ultimately driving organizational growth and innovation through the power of talent. This transformation goes beyond traditional recruitment, as we integrate ourselves deeply within the business framework. By partnering closely with different departments, we gain an in-depth understanding of their unique challenges and goals. This collaboration enhances our ability to not only align our talent acquisition strategies with Omnicell’s overarching business objectives, but also to proactively address future talent needs. Through these efforts, we have deployed a workforce strategy designed to identify and hire strategic talent for critical roles in key locations. Leveraging digital recruiting platforms, social media engagement, and university partnerships, we are not just expanding our employer brand, but also working to create a talent pipeline that is both diverse and attuned to the evolving dynamics of our industry.
•Our commitment to a robust and thoughtful hiring process is unwavering. We understand that candidates are our customers, and we strive to provide them with a positive and engaging experience. By treating candidates with the same respect and attention as we do our customers, we build strong relationships and attract the right talent.
•We have enhanced our recruiting efforts to enable faster and better decisions, save time for value-added work, improve ease of job posting, and more efficiently manage the talent acquisition experience.
Diversity, Equity, Inclusion, and Belonging
At Omnicell, our ongoing commitment is to foster a positive, supportive, inclusive, and diverse work environment across the entire Omnicell enterprise. We are building and cultivating a work environment that is welcoming and engaging for every employee regardless of age, religion, race, ethnic origin, gender identification, sexual orientation, veteran status, or disability. This commitment also extends to (i) our suppliers as we continue to pursue opportunities to partner with an array of different suppliers and small businesses; and (ii) our products and services as we seek to ensure they are inclusive and acceptable. In addition, we are dedicated to advocating for health access for all and striving to ensure fair and equal access to medication and comprehensive medication management support.

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
Information About Our Executive Officers
The following table sets forth certain information about our executive officers as of the date of this Annual Report on Form 10-K:

Name	Age	Position
Randall A. Lipps	67	President, Chief Executive Officer, and Chairman of the Board of Directors
Nchacha E. Etta	54	Executive Vice President and Chief Financial Officer
Nnamdi Njoku	48	Executive Vice President and Chief Operating Officer
Corey J. Manley	47	Executive Vice President and Chief Legal and Administrative Officer
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
Nnamdi Njoku joined Omnicell in October 2024 as Executive Vice President and Chief Operating Officer. Prior to joining Omnicell, Mr. Njoku served as President – Sports Medicine, Surgical, Upper Extremities and Restorative Therapies of Zimmer Biomet Holdings, Inc., a global medical technology leader, from March 2023 to September 2024. From April 2022 to March 2023, Mr. Njoku served as Senior Vice President & President – Neuromodulation at Medtronic, Inc., a subsidiary of Medtronic plc, a leading global healthcare technology company (“Medtronic”). Prior to that, he served as President – Mechanical Circulatory Support from August 2019 to March 2022, as Vice President & General Manager – Transformative Solutions from February 2018 to August 2019 and as Vice President, Surgical Synergy from September 2017 to October 2018 at Medtronic. From August 2005 to August 2017, Mr. Njoku held executive operational roles of increasing responsibility at Medtronic. Prior to Medtronic, Mr. Njoku served in operational roles of increasing responsibility at UnitedHealth Group and Deloitte Consulting. Mr. Njoku received a Bachelor of Arts degree in business administration from the University of St. Thomas and an MBA from Cornell University.
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
•Strategic Risks. Our investments in new business strategies or initiatives, including our transition to selling more products and services on a subscription basis, are inherently risky and may not be successful or we may be unable to maintain our SaaS and Expert Services customers. In addition, we may be unable to realize the potential benefits of our acquired businesses, including RxInnovation Inc., operating as FDS Amplicare® (“FDS Amplicare”), Omnicell Specialty Pharmacy Services, Inc. (“Omnicell Specialty Pharmacy Services”), MarkeTouch Media, LLC (subsequently merged into EnlivenHealth, Inc.), and Hub and Spoke Innovations, and risks related to investments in new business strategies and initiatives could disrupt ongoing business and present risks not originally contemplated.
•Market Risks. We are subject to continued and increased competition from current and future competitors in the medication management automation solutions market and the medication adherence solutions market, including price competition, industry and competitor consolidation, competitor brand recognition, and in relationships with our suppliers and current and potential customers.
•Technology Risks. We may be unable to develop new solutions or enhance existing solutions to react to changes in technology and customer requirements in a timely and cost-effective manner or we may experience errors in the provision of our SaaS and Expert Services that could expose us to liability. In addition, we may incorporate artificial intelligence technologies into certain of our products, services, and processes or our vendors may incorporate artificial intelligence tools into their offerings that may result in enhanced governmental or regulatory scrutiny, litigation, compliance issues, ethical, confidentiality, or security concerns.
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
Risks Related to Our Notes
•Any conversion of our 2029 Notes or 2025 Notes (each as defined below) may dilute the ownership interest of our stockholders, depress the price of our common stock or, if the conditional conversion feature of the 2029 Notes or 2025 Notes is triggered, adversely affect our business, operating results, cash flow, or financial condition. Also, our convertible note hedge transactions may decrease the value of our common stock.
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
Customer demand for our products is significantly linked to the strength of the economy. From time to time, the U.S. and global economy has experienced cyclical downturns impacting economic activity, the results of which include decreased demand for goods and services, reduced government spending, rising inflation, increasing interest rates, liquidity or credit constraints, declines in corporate profitability, credit, equity, or foreign exchange market volatility, increased bankruptcies, and general economic uncertainty. If decreases in demand for capital equipment caused by weak or uncertain economic conditions and decreased corporate and government spending, any effects of fiscal budget balancing at the federal level or proposed legislative changes, or generally reduced expenditures for capital solutions occur, we will experience decreased revenues and lower revenue growth rates, and our business, operating results, cash flow, or financial condition could be materially and adversely affected. In addition, we have seen some customers defer or delay implementation of capital equipment projects, along with longer timeframes both for capital equipment purchasing decisions and for entering into agreements for our products or solutions due to customer capital budget constraints or customers seeking to stagger or elongate the timeframes between the adoption of new or updated technologies, which has resulted in moderated demand, and may lead to decreased revenues and could result in our business, operating results, cash flow, or financial condition being materially and adversely affected. Furthermore, the foregoing factors may also impact the willingness or ability of our customers to pay their existing obligations or honor their contractual commitments, which could result in decreased revenue and negatively impact our business, operating results, cash flow, or financial condition.
The broader U.S. and global economy has continued to experience elevated inflationary pressures as well as continued supply chain disruptions, labor shortages and geopolitical instability. We are unable to predict future changes in the state of the U.S. or global economy or whether inflationary pressures will continue to intensify or subside. If the current inflationary trends remain elevated, or fail to improve, it could adversely affect our profits, margins or operating results as a result of increasing costs.

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
New product and service developments or enhancements may be delayed, have technical problems (including software defects or errors), fail to meet customer or market specifications, regulatory requirements, or industry standards, which could result in increased or unexpected expenses related to further developments or modifications. In addition, they also may not be competitive with, or rendered obsolete by, other products using new or alternative technologies that offer comparable performance and functionality, such as AI, machine-learning, and generative AI capabilities, may not be accepted in new or existing markets, or may not achieve expected return on investment. Any of the foregoing could make our existing and future solutions obsolete and unmarketable, or result in loss of market share or a determination to exit a particular business or product line, damage our reputation or otherwise harm our business, operating results, cash flow, or financial condition.
Our ability to execute successfully on the industry-defined vision of the Autonomous Pharmacy depends on our ability to continue to develop and introduce new products and services or product and service enhancements, and integrate new products and services with existing offerings, in furtherance of this vision in a timely manner and on a cost-effective basis. If we fail to do so, we may be unable to achieve the industry-defined vision of the Autonomous Pharmacy or we may not realize the anticipated benefits of our investments in support of this vision, either of which could have a material adverse effect on our business, operating results, cash flow, or financial condition.
Failure to generate new sales and any reduction in the demand for or adoption of our medication management solutions, medication packaging systems, or related services would reduce our revenues.
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
In addition, our medication management solutions and our more complex automated packaging systems typically represent a sizable initial capital expenditure and potential time and labor commitment to implement for healthcare organizations. Changes in the budgets of these organizations and the timing of spending under these budgets, as well as customer labor shortages, can have a significant effect on the demand for our medication management solutions, medication packaging systems, and related services. Customer budgets are often supported by cash flows that can be negatively affected by declining investment income and influenced by limited resources, increased operational and financing costs, macroeconomic conditions, and conflicting spending priorities among different departments. Any decrease in expenditures or change in spending priorities by healthcare facilities or increased financing costs, including as a result of the impacts of public health crises, including pandemics, could decrease demand for our medication management solutions, medication packaging systems, and related services, and reduce our revenues.
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
The purchase of our medication management solutions, including our central pharmacy automation solutions, is often part of a customer’s larger initiative to re-engineer its pharmacy and distribution and materials management systems. The purchase of our systems often entails larger strategic purchases by customers that generally require more complex and stringent contractual requirements, involve a significant commitment of management attention and resources by prospective customers, and require the input and approval of many decision-makers. In addition, new product announcements can cause a delay in our customers’ decisions to purchase our products or convert pending orders for our older products to those of our newer products. For these and other reasons, the sales cycle associated with sales of our systems is often lengthy, unpredictable, and subject to a number of delays over which we have little or no control. A delay in, or loss of, sales of these systems (including as a result of the impacts of public health crises or due to customer labor shortages, increased healthcare worker turnover, or customer budgetary constraints) could have an adverse effect upon our business, operating results and could harm our business, cash flow, or financial condition.
In addition, and in part as a result of the complexities inherent in larger transactions, the time between the purchase and installation of our systems can generally range up to 24 months. Delays in installation can occur for reasons that are often outside of our control, such as customer labor shortages or increased healthcare worker turnover, as well as customers seeking to stagger or elongate the timeframes between the adoption of new or updated technologies. We have also experienced fluctuations in our customer and transaction size mix, which has made our ability to forecast our bookings and may make our ability to forecast our product bookings more difficult. Because we recognize revenues for our medication management solutions and our more complex medication packaging systems only upon installation at a customer’s site, any delay in installation (including as a result of the impacts of public health crises or due to customer labor shortages or healthcare worker turnover) will also cause a delay in the recognition of the revenues for those systems.
We may incorporate artificial intelligence technologies into certain of our products, services and processes or our vendors may incorporate artificial intelligence tools into their offerings. These technologies are new and developing and may present operational, financial, compliance, and reputational risks, as well as other adverse consequences to our business.
Our competitive position and financial condition may suffer if we fail to keep pace with rapidly evolving technological developments related to advances in artificial intelligence (“AI”), machine-learning, and generative AI technologies. The potential introduction of these technologies into new and existing offerings may result in new or expanded risks and liabilities, including enhanced governmental or regulatory scrutiny, litigation, compliance issues, ethical concerns, confidentiality, or security risks, as well as other factors that could adversely affect our business, reputation, and financial results. In addition, our vendors may incorporate AI tools into their offerings, and these tools may not meet existing or rapidly evolving regulatory or industry standards and may inhibit our or our vendors’ ability to maintain an adequate level of service and experience. The use of AI can lead to unintended consequences, including generating factually inaccurate content, misleading or otherwise flawed information, or unintended biases and skewed outcomes, which could expose us to risks related to inaccuracies or errors in the output of such technologies. We also face risks of competitive disadvantage if our competitors more effectively use AI to create new or enhanced products or services that we are unable to compete against. Malicious actors may also use generative AI to strengthen social engineering capabilities or create more targeted phishing narratives or otherwise, which may increase the threat of a cybersecurity incident. If we, or our vendors, experience an actual or perceived breach or privacy or security incident because of the use of generative AI, we may lose valuable intellectual property and confidential information and our reputation and the public perception of the effectiveness of our security measures could be harmed. In addition, many U.S. and international governmental bodies and regulators have proposed, or are in the process of developing, new regulations related to the use of AI and machine-learning technologies. The final form of these may impose obligations related to our development, offering, and use of AI technologies and expose us to increased risk of regulatory enforcement and litigation.
The transition to selling more SaaS and Expert Services, which include a software as a service or solution as a service subscription, presents a number of risks.
We currently offer SaaS and Expert Services, which often contain a combination of robotics and smart devices, intelligent software workflows, and data and analytics, all optimized by expert services. These offerings include, but are not limited to, Central Pharmacy Dispensing Service, IV Compounding Service, and Points of Care Service. We also offer our Inventory Optimization Service, certain patient engagement, clinical and financial products and services under EnlivenHealth, Specialty Pharmacy Services, and 340B solutions, as a subscription. As we continue to execute on the industry-defined vision of the Autonomous Pharmacy and grow subscription and cloud-based offerings, we may offer additional products and services on a subscription basis. The transition to selling more products and services on a subscription basis presents a number of risks. The shift requires an investment of technical, financial, compliance, and sales resources, and we cannot guarantee that we will recoup the costs of such investments, or that these investments will improve our long-term growth and operating results. Although we work to anticipate the rate of transition, if adoption of subscription solutions takes place faster than anticipated, the shift to subscription revenues will change the timing of revenue recognition and we may experience a temporary reduction of revenues and revenue growth rate. In addition, our cash flows may be impacted by the timing of invoicing of our subscription solutions. If any of our subscription solutions do not substantially meet customer requirements, contracts may be modified, causing a decline in revenue. Customers may elect not to renew their subscriptions upon expiration, or they may attempt to renegotiate pricing or other contractual terms at or prior to renewal to terms that are less favorable to us. In addition, since revenues are generally recognized over the term of the subscription, any decrease in customer purchases of our subscription-based products and services will not be fully reflected in our operating results until future periods, which may result in inflated revenue growth rates that do not reflect such decreases initially. Similarly, any additional subscription sales would not be fully reflected in our operating results until future periods.
If errors occur during the provision of certain of our SaaS and Expert Services, or if we fail to maintain expected service levels, we may be liable to our customers or third parties which may result in a decline in our SaaS and Expert Services offerings revenue.
Certain of our SaaS and Expert Services offerings are highly complex and may be susceptible to errors, including human or technological error. We may be required to bear the cost of correcting any errors and the cost of such corrections may be significant, which could adversely affect our business, operating results, cash flow, or financial condition. In addition, our customers, or third parties such as our customers’ patients, may assert claims that they suffered damages due to our errors. These claims could result in litigation and substantial costs, including legal defense costs. Although we believe our aggregate insurance policy limits are sufficient to cover reasonably expected claims, there can be no assurance that any liability insurance we purchase will be adequate to cover claims asserted against us. We could also be subject to adverse publicity as a result of such claims, regardless of the merits or eventual outcome, which may negatively impact our ability to attract and retain customers. Furthermore, if we cannot maintain the expected level of service or if our customers fail to achieve agreed upon milestone improvements in financial or operating metrics, payments to us from such customers may be delayed, disputed, or lower than anticipated.
We may not be able to retain our SaaS and Expert Services customers.
An increasing percentage of our revenue is derived from our subscription-based SaaS and Expert Services offerings. In connection with those offerings, our customers, generally, have no obligation to renew their subscriptions. If our SaaS and Expert Services customers decline to renew their subscriptions or decide to terminate their agreements early, if permitted, we would not derive the expected financial benefits from that customer, which could have a material adverse effect on our business, operating results, cash flow, or financial condition.
In addition, some of our SaaS and Expert Services agreements require us to adhere to additional data, security, network access, and other institutional procedures and requirements of our customers, and in certain cases may obligate us to agreed upon services levels. If we do not meet our obligations under any such SaaS and Expert Services agreement, we could be liable for damages. In addition, should a customer undergo a change in control or ownership, it may cause us or the customer to seek to modify or terminate an SaaS and Expert Services agreement.
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
If we are unable to meet the demands of, or maintain our relationships with, our institutional and retail pharmacy customers, our revenue from sales of medication packages, other consumables, or our SaaS and Expert Services may decline.
Approximately 8% of our revenues during the year ended December 31, 2024 were generated from the sale of consumable medication packages, most of which are produced in our St. Petersburg, Florida facility on a continuous basis and are shipped out to fulfill the demands of our institutional and retail pharmacy customers domestically and abroad. The demands placed on institutional and retail pharmacies by their customers represent real time requirements of those customers. Our customer agreements for the sale of consumable medication packages are typically short-term in nature and typically do not impose volume commitments on the customer. If we are unable to supply quality packaging to our customers in a timely manner, they may use alternative methods of distributing medications to their customers, including consumable medication packaging sold by our competitors, and our revenues will decline. Any disruption in the production capabilities of our St. Petersburg facilities, including as a result of extreme weather conditions or natural disasters, which may become more frequent as a result of climate change, will adversely affect our ability to ship our consumable medication packages globally and would reduce our revenues.
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
Similarly, our EnlivenHealth brand extends beyond the inpatient setting and into ambulatory care. This brand offers a portfolio of products designed to digitally enable retail and community pharmacies with connected patient engagement and clinical and financial workflows. The success of these offerings depends on the trust our customers place in us and our reputation and ability to provide high-quality service. If we are unable to maintain the satisfaction or meet the expectations of our customers, our reputation with current and potential customers could be harmed, which could have a material adverse effect on our business, operating results, cash flow, or financial condition. In addition, if we fail to maintain our relationships with existing customers or are unable to create new relationships with other pharmacies, this could have an adverse effect on our business, operating results, cash flow, or financial condition.
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
The competitive challenges we face in the markets in which we operate include, but are not limited to, the following:
•current or future competitors may offer or have the ability to offer a broader range of solutions than us, develop alternative solutions that provide a better customer outcome or lower cost of operation, develop new features or capabilities for their products, including AI, machine-learning, and generative AI capabilities, which are part of an intensely competitive and rapidly evolving market, that could compete with our solutions, respond more quickly and efficiently to new or changing technologies, standards, or regulations, or devote greater resources to the development, promotion, and sale of their products than we do;
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
Our ability to make payments of the principal, to pay interest, or to refinance our indebtedness, including the 2025 Notes and the 2029 Notes, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not continue to, and we cannot provide assurance that our business will, generate cash flow from operations in the future sufficient to fund our cash requirements, service our debt or make necessary capital expenditures. Our failure to generate sufficient cash flow to pay our debts could have a material adverse effect on our business. In addition, if we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as borrowing more money, selling assets, restructuring debt, or obtaining additional equity capital on terms that may be onerous or highly dilutive. Any of these actions still may not be sufficient to allow us to service our debt obligations, could increase the risks related to our business or our ability to service or repay our indebtedness or may otherwise have an adverse effect on our business.
Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at the time of any such refinancing. We may not be able to engage in any of these activities or to do so on desirable terms, which could result in a default on our debt obligations. In addition, as more fully described below in the risk factor captioned “Covenants in our Second A&R Credit Agreement restrict our business and operations in many ways, and if we do not effectively manage our compliance with these covenants, our financial conditions and operating results could be adversely affected,” our second amended and restated agreement, as amended, with certain lenders, and Wells Fargo Bank, National Association, as administrative agent (the “Second A&R Credit Agreement”) includes customary restrictive covenants that impose operating and financial restrictions on us.
We are subject to laws, regulations, and other legal obligations related to privacy, data protection, and information security, and the costs of compliance with, and potential liability associated with, our actual or perceived failure to comply with such obligations could harm our business.
We receive, store, and process personal information and other data from and about customers, in addition to our employees and services providers. In addition, our customers use our solutions to obtain and store personal information, including health information. For example, our customers use our EnlivenHealth platform to guide and track patient notes, interventions, and appointments, which involves the collection of personal health information of patients. Our handling of data is subject to a variety of laws and regulations by federal, state, local, and foreign agencies, as well as contractual obligations and industry standards. Regulatory focus on data privacy and security concerns continues to increase globally, and laws and regulations concerning the collection, use, and disclosure of personal information are expanding and becoming more complex. In the United States, these include federal health information privacy laws (such as the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), discussed below), security breach notification laws, and consumer protection laws, as well as state laws addressing privacy and data security (such as the California Consumer Privacy Act of 2018 (“CCPA”), as amended by the California Privacy Rights Act of 2020 (collectively, the “CPRA”).
While HIPAA does not create a private right of action, its standards have been used as the basis for civil suits and HIPAA is enforced by the U.S. Department of Health and Human Services (“HHS”) Office for Civil Rights (“OCR”), which can bring actions against entities for noncompliance, including for failures to implement security measures sufficient to reduce risks to electronic protected health information or to conduct an accurate and thorough risk analysis, among other violations. HIPAA enforcement actions may lead to monetary penalties and costly and burdensome corrective action plans. We are also required to report known breaches of protected health information consistent with applicable breach reporting requirements set forth in applicable laws and regulations. Additionally, on January 6, 2025, HHS OCR issued a Notice of Proposed Rulemaking (“NPRM”) aiming to strengthen cybersecurity protections and better defend against cyber threats targeting the U.S. health care system by bolstering the security safeguards required under the HIPAA Security Rule. While a final rule has not yet been issued (as the NPRM is open for public comment until March 7, 2025), if adopted, these proposed changes would potentially require significant operational adjustments and potential cost increases to comply, and are expected to become final in approximately 180 days from publication of any final rule. Moreover, compliance with state laws related to health privacy may result in additional compliance costs.
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
The CPRA provides for civil penalties for violations, as well as a private right of action for data breaches which is expected to increase data breach litigation. Additionally, the CPRA, which came into effect in January 2023, imposed additional data protection obligations on companies doing business in California, created a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. In addition to California, at least twenty (20) other states in the U.S. have passed comprehensive consumer privacy laws similar to the CPRA including, but not limited to, Virginia, Colorado, Connecticut, Oregon, Texas, and Utah (among many others). These laws are either in effect or will go into effect sometime before the end of 2026, and we expect other states to consider adopting similar laws in the future. Some of these new or existing laws may apply to our business activities, so additional compliance investment and potential business process changes may be required. Similar consumer privacy and data protection legislation has been introduced at the federal level that may ultimately have conflicting requirements and, if enacted, would further complicate compliance.
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
Additionally, data and digital services regulation continues to expand, particularly with respect to AI and automated decision making, which may further impact our business and regulatory compliance strategies.
Internationally, various jurisdictions outside of the United States in which we operate have established, or are currently developing, their own data privacy and security legal frameworks with which we or our customers must comply. In certain cases, these international laws and regulations are more restrictive than many regulations in the United States. For example, within the European Union (“EU”), the General Data Protection Regulation 2016/679 (“EU GDPR”) went into effect on May 25, 2018, and introduced strict requirements for the processing of personal information of individuals. The EU GDPR governs the collection, use, disclosure, transfer, and other processing of personal information (i.e., data which identifies an individual or from which an individual is identifiable). The UK has implemented the EU GDPR as the UK GDPR which sits alongside the UK Data Protection Act 2018 (the UK GDPR, together with the EU GDPR, the “GDPR”). The GDPR has direct effect where an entity is established in the European Economic Area (“EEA”) or the UK (as applicable) and has extraterritorial effect, including where an organization outside of the EEA or the UK processes personal information in relation to the offering of goods or services to those individuals or the monitoring of their behavior while those individuals are in the EEA or UK.
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
In addition, the EU GDPR prohibits the international transfer of personal information from the EEA to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws unless a data transfer mechanism has been put in place or a derogation under the EU GDPR can be relied upon. In July 2020, the Court of Justice of the EU (“CJEU”) in its Schrems II judgement limited how organizations could lawfully transfer personal data from the EEA to the US by invalidating the EU-US Privacy Shield for purposes of international transfers and imposing further restrictions on the use of standard contractual clauses (“EU SCCs”), which Omnicell utilizes such standard contractual clauses for cross-border transfers of personal data from the EEA and UK to the U.S. The Schrems II judgement also includes a requirement for companies to carry out a transfer privacy impact assessment (“TIAs”). A TIA, among other things, assesses laws governing access to personal data in the recipient country and considers whether supplementary measures that provide privacy protections additional to those provided under EU SCCs will need to be implemented to ensure an “essentially equivalent” level of data protection to that afforded in the EEA.
Following the CJEU’s decision, in October 2022, former U.S. President Biden signed an executive order to implement the EU-U.S. Data Privacy Framework (“DPF,” together with the EU-U.S., “EU-U.S. DPF”), which would serve as a replacement to the EU-US Privacy Shield. The EU initiated the process to adopt an adequacy decision for the EU-U.S. DPF in December 2022, and the European Commission adopted the adequacy decision in July 2023. The adequacy decision permits U.S. companies who self-certify to the EU-U.S. DPF to rely on it as a valid data transfer mechanism for data transfers from the EEA to the U.S. Entities relying on EU SCCs for transfers to the U.S. are also able to rely on the analysis in the Adequacy Decision as support for their TIA regarding the equivalence of U.S. national security safeguards and redress. This may have implications for our cross-border data flows and has and may in the future result in increased compliance costs. In addition, some privacy advocacy groups have already suggested that they will be challenging the EU-U.S. DPF.
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
In the EU a number of new laws related to digital data and AI have recently entered into force, or are expected to enter into force in the foreseeable future. We are still assessing the scope of application, impact, and risk of these recent EU laws on our business, and will continue to assess this moving forward, including for example the European Health Data Space Regulation which was adopted by the European Parliament in the second quarter of 2024 and seeks to, among other things, provide individuals with more control over their electronic health data (“EHD”), enable cross-border sharing of EHD between national EU healthcare systems and facilitate the sharing of EHD for secondary research purposes. In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards that may legally or contractually apply to us, and other regulatory protections may lose their applicability to our business as regulations and legal proceedings continue to evolve globally. We also expect that there will continue to be new proposed laws, regulations, and industry standards relating to privacy, data protection, and information security, including in the UK (see above), where we have business operations. We cannot predict the scope of any such future laws, regulations, and standards that may be applicable to us, or how courts, agencies, or data protection authorities might interpret current ones. It is possible that these laws and other obligations may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the functionality of our solutions.
In addition to European data protection law, we or our customers may be subject to, or may become subject to, various other data privacy and security laws and regulations of other jurisdictions, including those in Canada, China, India, and Saudi Arabia. Due to increasing data collection and data flows, as well as the use of emerging technologies (such as AI), regulations in this area are constantly evolving with regulatory and legislative authorities in numerous parts of the world adopting proposals to regulate data and protect information. In addition, the interpretation and application of these privacy and data protection laws are often uncertain and in a state of flux, thus requiring constant monitoring for compliance. Compliance with privacy, data protection, and information security laws, regulations, and other obligations is costly, and we may encounter difficulties, delays, or significant expenses in connection with our compliance, or because of our customers’ need to comply or our customers’ interpretation of their own legal requirements.
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
We rely on information technology (“IT”) systems to keep financial records and corporate records, communicate with staff and external parties, and operate other critical functions, including sales and manufacturing processes. As our business needs change, we may need to expand or update our IT systems. We also utilize third-party cloud services in connection with our operations, which also may need to be expanded or updated as our business needs change. Our IT systems and third-party cloud services are potentially vulnerable to disruption due to breakdown, malicious intrusion and computer viruses, public health crises, other catastrophic events or environmental impact, as well as due to system upgrades and/or new system implementations. Our systems may also experience vulnerabilities from third-party or open source software code that may be incorporated into our own or our vendors’ systems. Any prolonged system disruption in our IT systems or third-party services could negatively impact the coordination of our sales, planning, and manufacturing activities, which could harm our business. In addition, in order to maximize our information technology efficiency, we have physically consolidated our primary corporate data and computer operations. This concentration, however, exposes us to a greater risk of disruption to our internal IT systems. Although we maintain offsite back-ups of our data, a disruption of operations at our facilities could materially disrupt our business if we are not capable of restoring function within an acceptable time frame.
Our IT systems and third-party cloud services are potentially vulnerable to cyber-attacks, including ransomware, or other data security incidents, by employees or others, which may expose sensitive data to unauthorized persons. In addition, we have a large number of employees working remotely, which number may continue to grow, and such arrangements may involve increased use of office equipment off premises, which may make our systems more susceptible to security breaches or breach attempts. As previously disclosed, on May 4, 2022, we determined that certain of our information technology systems were affected by ransomware impacting certain internal systems. We do not believe the security event has had, or will have, a material adverse effect on its business, operating results, cash flow, or financial condition.
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
We sell certain solutions that receive, store, and process our customers’ data. For example, our Inventory Optimization Service solution combines a cloud-based predictive intelligence platform with expert services designed to monitor pharmacy operations and recommend opportunities to help improve efficiency, regulatory compliance, and patient outcomes. As another example, our EnlivenHealth patient engagement platform is a private cloud-based solution that supports improving patient adherence goals through a single web-based platform that hosts functionality to guide and track patient notes, interventions, and appointments. These solutions require that we maintain an information technology infrastructure that is robust and reliable within competitive and regulatory constraints that continue to evolve. Operational malfunctions, including loss of customer data or power or telecommunications infrastructure outages, or an effective attack on our solutions could disrupt the proper functioning of our solutions, allow unauthorized access to sensitive and confidential information of our customers (including protected health information), and disrupt our customers’ operations, which could result in reduced quality of services and contract liability or claims by customers and other third parties. In addition to the risks and impacts noted above, any of these events could damage our reputation or cause our solutions to be perceived as having security vulnerabilities and reduce demand, which could have a material adverse effect on our business, operating results, cash flow, or financial condition. These risks are likely to increase as we continue to grow our cloud-based offerings, including in support of the industry-defined vision of the Autonomous Pharmacy, and as we receive, store, and process more of our customers’ data.
While we have implemented a number of security measures designed to protect our systems and data, including firewalls, antivirus and malware detection tools, patches, log monitors, routine back-ups, system audits, routine password modifications, employee training, and disaster recovery procedures, and have designed certain security features into our solutions, we and our third party service providers regularly defend against and respond to data security incidents and such measures may not be adequate or implemented properly to prevent or fully address the adverse effect of such events. In some cases, we may be unaware of an incident or its magnitude and effects as breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm. In addition, while we possess insurance that currently includes coverage for cyber-attacks, we have seen a trend where the amount of coverage being offered by insurance providers for such cyber-attacks is decreasing while the cost of obtaining such coverage is increasing. If this trend continues, the insurance coverage we possess may not be adequate or the cost to obtain such coverage may become prohibitive.
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
Any failure to prevent such security breaches or privacy violations, or implement satisfactory remedial measures, could require us to expend significant resources to investigate security breaches and notify affected individuals, remediate any damage, disrupt our operations or the operations of our customers, damage our reputation or cause us to incur costs to manage public relations issues, damage our relationships with our customers, or expose us to a risk of financial loss, litigation, regulatory penalties, contractual indemnification obligations, or other liability.
We may fail to realize the potential benefits of acquired businesses, which could negatively affect our business, operating results, cash flow, or financial condition.
We have in the past acquired businesses, and expect to continue to seek to acquire businesses, technologies, or products in the future. We cannot provide assurance that any acquisition or future transaction we complete will result in long-term benefits to us or our stockholders, or that we will be able to effectively integrate or manage the acquired businesses.
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
In connection with the accounting for prior acquisitions, we recorded a significant amount of goodwill and other intangible assets. Under GAAP, we must assess, at least annually and potentially more frequently, whether the value of goodwill and other indefinite-lived intangible assets has been impaired. Intangible assets subject to amortization will be assessed for impairment in the event of an impairment indicator. As of December 31, 2024, we had recorded approximately $922.2 million, net of accumulated amortization, in goodwill and intangible assets, in connection with past acquisitions. Any future reduction or impairment of the value of goodwill or other intangible assets will result in a charge against earnings, which could materially adversely affect our operating results and shareholders’ equity in future periods.
The healthcare industry is subject to legislative and regulatory changes, as well as financial constraints and consolidation, which could adversely affect the demand for our products and services.
The healthcare industry has faced, and will likely continue to face, significant financial constraints. U.S. government legislation and program rulemaking may cause customers to postpone purchases of our products due to reductions in federal healthcare program reimbursement rates and/or needed changes to their operations in order to meet the requirements of legislation or in anticipation of future rulemaking. For example, the American Taxpayer Relief Act of 2012, among other things, reduced Centers for Medicare & Medicaid Services (“CMS”) payments to several types of providers, including hospitals, and increased the statute of limitations period for the government to recover Medicare overpayments to providers from three to five years. Our automation solutions often involve a significant financial commitment from our customers and, as a result, our ability to grow our business is largely dependent on our customers’ capital and operating budgets. To the extent current or proposed legislation and program rules promote spending on other initiatives or healthcare providers’ spending declines or increases more slowly than we anticipate, demand for our products and services could decline.
In addition, certain healthcare legislation and regulations may be challenged from time to time, in an effort to modify or repeal that legislation or those regulations. For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”), which was passed in March 2010 and substantially changed the way healthcare is financed by both governmental and private insurers, has been subject to numerous judicial, legislative, and regulatory efforts to replace it or to alter its interpretation or implementation. It is unclear how future efforts to challenge, repeal, replace, or otherwise modify, or alter the implementation or interpretation of the ACA will affect our business, operating results, cash flow, or financial condition.
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
Healthcare providers have consolidated to create larger healthcare delivery organizations in order to achieve economies of scale and/or greater market power. If this consolidation continues, it would increase the size of certain target customers, which could increase the cost, effort, and difficulty in selling our products to such customers, or could cause our existing or potential customers to begin utilizing our competitors’ products if such customers are acquired by healthcare providers that prefer our competitors’ products to ours. In addition, the resulting organizations could have greater bargaining power, which may lead to price erosion. This consolidation could also result in new entrants in the markets in which we operate, which presents additional risk and could result in adverse impacts on our business. See “We operate in highly competitive markets, and we may be unable to compete successfully” above for additional information.
Government regulation of the healthcare industry could reduce demand for our products or services, or substantially increase the cost to produce our products or deliver our services.
The manufacture and sale of most of our current medication management solutions are not directly regulated by the FDA or the DEA, although such products and services are used by other persons (our customers) whose pharmacy, dispensing, and compounding activities may be subject to regulation by those agencies and by state boards of pharmacy. However, we manufacture and develop specifications for products classified as Class I and Class II medical devices, which are subject to FDA regulation and require compliance with the FDA Quality System Regulation as well as medical device reporting, including a sterile disposable product that required FDA 510(k) review and clearance prior to marketing and distribution. Medical devices are also subject to various other regulatory requirements, including as applicable, premarket clearance or approval, establishment registration and device listing, complaint handling, notification and repair, replace, refund, mandatory recalls, unique device identifier (“UDI”) requirements, reports of removals and corrections, cybersecurity requirements and post-marketing surveillance. Additional products and services may require us to observe HHS regulations for credentialing of providers (pharmacists) or be subject to DEA regulations concerning the management, storing, dispensing, and disposal of, and accounting for, controlled substances, and may be regulated in the future by the FDA, DEA, or other federal agencies due to future legislative and regulatory initiatives or reforms. In addition, certain provisions of the Federal Food, Drug and Cosmetic Act (“FDCA”) related to the handling, distribution and compounding of pharmaceuticals, govern all parts of the drug distribution chain, which our customers may be required to comply with and which may influence customer demand for our products. Direct regulation of our business and products by the FDA, DEA, CMS, or other federal agencies could substantially increase the cost to produce our products or deliver our services and increase the time required to bring those products and services to market, reduce the demand for our products and services, and reduce our revenues. In addition, our customers include healthcare providers and facilities subject to regulation by the DEA, pharmacies subject to regulation by the FDA and individual state boards of pharmacy and hospitals subject to accreditation by accrediting organizations approved by CMS, such as the Joint Commission, and the rules, regulations, and standards of such regulators and accrediting organizations. Any failure of our customers to comply with the applicable rules, regulations, and standards could reduce demand for our products or services and harm our business, competitive position, operating results, cash flow, or financial condition. Given our customers, products, services, and industry relationships, we may also be subject to rules, regulations, standards, and civil or criminal enforcement imposed by HHS, the U.S. Department of Justice, the HHS Office of Inspector General, CMS, the Health Resources and Services Administration, and state attorneys general, including with respect to state and federal False Claims Act statutes, federal Anti-Kickback Statute, and federal Physician Payments Sunshine Act, among others. As such, from time to time, we may be subject to various state or federal governmental inspections, reviews, audits and investigations to verify our compliance with governmental rules and regulations to the extent governing our products and services. The costs to respond to or defend any such reviews, audits and investigations can be significant and are likely to increase in the current enforcement environment. These cases may, from time to time, originate from whistleblowers, which have separate indemnity and reimbursement rights under state and federal laws. These cases, audits and investigations may result in other adverse consequences, particularly if the underlying conduct is found to be pervasive or systemic. These consequences may include, but are not limited to: (1) refunding or retroactively adjusting amounts that have been paid under the relevant government program or from other payors; (2) state or federal agencies imposing significant fines, penalties and other sanctions on us; (3) losing our right to participate in certain governmental programs; and (4) damaging our reputation in various markets, which could adversely affect our ability to attract customers and employees. If these were to occur, the consequences could have a material adverse effect on our business, operating results, cash flow, or financial condition.
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
The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, and it is possible that some of our business activities could be subject to challenge under one or more of such laws or that such laws could be applied to our business in ways we did not anticipate. Ensuring that our business arrangements with third parties comply with applicable healthcare laws, as well as responding to investigations by government authorities (which have increased in recent years as the healthcare industry has come under greater scrutiny) can be time and resource consuming and can divert management’s attention from the business. For example, as further detailed in “Legal Proceedings” in Note 14, Commitments and Contingencies, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K, we are currently engaging in discussions with the U.S. Attorney’s Office for the Eastern District of Washington regarding our compliance with the pricing terms and conditions of our Federal Supply Schedule contract with the federal government.
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
•political unrest, terrorism, and other potential hostilities (such as the ongoing conflicts between Russia and Ukraine or Israel and Hamas), including in areas in which we have facilities or operations; and
•epidemics, pandemics, or other major public health crises.
If we are unable to anticipate and address these risks properly our business, operating results, cash flow, or financial condition could be harmed.
Furthermore, changes in export or import regulation and other trade barriers and uncertainties may have an adverse effect on our business. For example, the current U.S. administration has recently imposed tariffs on products manufactured in several jurisdictions, including some of the U.S.’s larger trading partners, and has made announcements regarding the potential imposition of tariffs on other jurisdictions, such as the European Union. The current U.S. administration has also announced it may implement other tariffs or increase existing tariffs. Furthermore, in recent years, the U.S. government advocated greater restrictions on trade generally. We cannot predict what actions may ultimately be taken with respect to tariffs or trade relations between the United States and other countries (including China), what products may be subject to such actions, or what actions may be taken by the other countries in retaliation, including reciprocal tariffs. The adoption and expansion of trade restrictions, the occurrence of a trade war, other governmental action related to tariffs or trade agreements or policies, or the related uncertainties, has the potential to adversely impact our ability to do business outside of the United States as well as our supply chain and costs, which could, in turn, adversely affect our business, operating results, cash flow, or financial condition.
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
Climate change, legal, regulatory or market measures to address climate change and a focus on environmental, social and corporate governance (“ESG”) matters by various stakeholders may negatively affect our business and operating results.
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

In addition, increased awareness and concern over climate change may result in new or additional regional and/or federal legal or regulatory requirements designed to reduce greenhouse gas emissions and/or mitigate the effects of climate change on the environment. Currently, there continues to be a lack of consistent climate legislation, which creates economic and regulatory uncertainty. If such laws or regulations are more stringent than current legal or regulatory obligations, we may experience disruption in, or an increase in the costs associated with sourcing, manufacturing and distribution of our products, which may adversely affect our business, operating results, cash flow, or financial condition.
Furthermore, regulators’, customers’, investors’, and employees’ expectations for ESG matters have been rapidly evolving. The heightened stakeholder focus on these issues requires continuous monitoring of various and evolving standards and the associated reporting requirements.
A failure to adequately meet stakeholder ESG expectations or if our ESG initiatives are viewed as being overemphasized, combined with inconsistent and shifting standards by which to measure ESG performance, may result in the loss of business, being subject to legal proceedings, including investigations or litigation, diluted market valuation, an inability to attract customers or an inability to attract and retain top talent.
Catastrophic events may disrupt our business and harm our operating results.
We rely on our network infrastructure, data centers, enterprise applications, and technology systems for the development, marketing, support, and sales of our products, and for the internal operation of our business. These systems are susceptible to disruption or failure in the event of an extreme weather condition, including earthquake, fire, flood, ice and snowstorms or other natural disasters, as well as cyber-attack, terrorist attack, telecommunications failure, health emergencies, including epidemics or pandemics, or other catastrophic event. Many of these systems are housed or supported in or around our corporate facility located in Northern California, near major earthquake faults and which may be vulnerable to climate change effects, and where a significant portion of our research and development activities and other critical business operations take place. Other critical systems are housed in communities that have been subject to significant tropical storms, such St. Petersburg, Florida, which is the location of our manufacturing facilities for our consumable medication packages. In the future, tropical storms may be intensified or occur with increasing frequency as a result of climate change. Disruptions to, or the failure of any of these systems, and the resulting loss of critical data, which is not quickly recoverable by the effective execution of disaster recovery plans designed to reduce such disruption, could cause delays in our product development, prevent us from fulfilling our customers’ orders, and could severely affect our ability to conduct normal business operations, the result of which would adversely affect our operating results.
Our success is dependent on our ability to recruit and retain skilled and motivated personnel.
Our success is highly dependent upon the continuing contributions of our key management, sales, technical, and engineering staff, and on our ability to attract, train, and retain highly skilled and motivated personnel. As more of our products are installed in increasingly complex environments, greater technical expertise will be required. As our installed base of customers increases, we will require additional resources to meet increased demands on our customer service and support personnel. Furthermore, as we execute on the industry-defined vision of the Autonomous Pharmacy and grow and develop our cloud-based software as a service and solution as a service offerings, more specialized expertise will be required. This growth and shift in products and offerings could lead to increased labor costs, and thereby increased costs of our products and offerings, which could result reduced customer demand and our business, operating results, cash flow, or financial condition could be materially and adversely affected. Additionally, competition for specialized and technical personnel can be intense, and the pool of suitable candidates may be limited. We may not be successful in attracting and retaining qualified personnel. If we lose the services of one or more of our key personnel, we may not be able to find a suitable replacement and our business could be materially adversely affected. We also strive to maintain employee well-being, recognizing the continued burdens and pressures employees may be experiencing due to macroeconomic uncertainties, including geopolitical unrest and continued inflation, which may impact employee performance, engagement, and retention. Furthermore, external and internal (such as our continued growth or internal restructuring initiatives) factors may result in greater workloads for our employees compared to those at companies with which we compete for personnel, which may lead to higher levels of employee burnout and turnover.
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
Our success depends in part on our ability to obtain patent protection for technology and processes, and our ability to preserve our trademarks, copyrights, and trade secrets. We have pursued patent protection in the United States and foreign jurisdictions for technology that we believe to be proprietary and for technology that we find offers us a potential competitive advantage for our products. We intend to continue to pursue such protection in the future. Our issued patents relate to various features of our medication management solutions and medication packaging systems. We cannot assure you that we will file any patent applications in the future and that any of our patent applications will result in issued patents, or that, if issued, such patents will provide significant protection for our technology and processes or a competitive advantage. Furthermore, we cannot assure you that such patents will not be challenged or invalidated or that others will not design around the patents we own. All of our system software is copyrighted and subject to the protection of applicable copyright laws; however, the laws of certain foreign countries do not protect our proprietary rights as effectively as they do in the U.S. Despite our efforts to protect our proprietary rights, there can be no assurance that our efforts to protect our proprietary rights are or will be adequate, that competitors will not independently develop similar technology, and that unauthorized parties will not attempt to copy aspects of our products or obtain and use information that we regard as proprietary, which could harm our competitive position.
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
Prior to September 2021, U.S. government customers that leased our equipment typically signed contracts with five-year payment terms that are subject to one-year government budget funding cycles. Effective September 2021, the government mandated changes in its Federal Supply Services contract that resulted in our determination not to enter into future leases with U.S. government customers. Our existing leases with U.S. government customers are unaffected by this change. As a result, our volume of U.S. government customer leases has declined and will continue to decline over time and cease in the future. In addition, under the terms of the Federal Supply Schedule contract, certain of our U.S. government customer contracts are terminable at the convenience of the applicable U.S. government customer. Furthermore, on January 20, 2025, President Donald J. Trump announced an executive order establishing the “Department of Government Efficiency” that seeks to reform federal government processes, maximize government efficiency and productivity and reduce government expenditures. Uncertainty surrounding the U.S. federal government’s budget and budgetary priorities, as well as pressures on government expenditures, could adversely affect the funding for, and delay purchasing decisions by, our U.S. government customers. If any of our government-owned or government-run hospital customers decide to terminate their agreements early for any reason, we would not derive the expected financial benefits from any such customer, which could result in lower than expected revenue and adversely affect our business, operating results, cash flow, or financial condition. In addition, the failure of any of our U.S. government customers to receive their annual funding, or the government mandating changes to the Federal Supply Services contract, could impair our ability to sell equipment to these customers or to sell our U.S. government receivables to third-party leasing companies. In addition, the ability to collect payments on unsold receivables could be impaired and may result in a write-down of our unsold receivables from U.S. government customers. The unsold receivables balance from leases to our U.S. government customers was $4.6 million as of December 31, 2024.
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
We have invested, and in the future may invest, in new business strategies, initiatives, products, or solutions, including with respect to our software as a service or solution as a service subscription products and services or other subscription and cloud-based offerings. Such endeavors may involve significant risks and uncertainties, including distraction of management from current operations, lack of expertise to effectively execute such strategies or initiatives or to develop such products or solutions, delays, technical problems (including software defects or errors) or unexpected expenses related to the entry into new business strategies or initiatives or development of new products or solutions, insufficient revenue to offset liabilities assumed and expenses associated with a strategy, initiative, product or solution, inadequate return of capital or return on investment, and unidentified issues not discovered in our due diligence. These new ventures may be inherently risky and may not be successful. Even if successful, they may not have the projected or actual impact that we initially expected or that recoups our initial investment and we may make a determination to exit a particular business strategy, initiative, product line or solution. As a result, such initiatives may materially adversely affect our business, operating results, cash flow, or financial condition.
Risks Related to Ownership of Our Common Stock
The market price of our common stock may continue to be highly volatile.
Our common stock traded between $25.12 and $55.75 per share during the year ended December 31, 2024. The market price of our common stock has been and may continue to be highly volatile in response to various factors discussed in this “Risk Factors” section, many of which are beyond our control, including:
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

•cyber events, such as breaches of data security or cyber-attacks on our systems or solutions;
•epidemics, pandemics, or other major public health crises; or
•general economic, regulatory, political and market conditions.
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
If we are unable to raise additional funds through equity or debt financing when needed, our ability to market, sell, or distribute our solutions and/or fund our operations may be negatively impacted and could harm our business, operating results, cash flow, or financial condition.
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
Risk Factors Related to Our Notes
Conversion of the 2029 Notes and the 2025 Notes may dilute the ownership interest of our stockholders or may otherwise depress the price of our common stock.
The conversion of some or all of the 1.00% Convertible Senior Notes due 2029 (the “2029 Notes”) or the 0.25% Convertible Senior Notes due 2025 (the “2025 Notes”) may dilute the ownership interests of our stockholders. Upon conversion of the 2029 Notes or the 2025 Notes, we have the option to pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the 2029 Notes or the 2025 Notes, as applicable, being converted. If we elect to settle the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the 2029 Notes or the 2025 Notes being converted in shares of our common stock or a combination of cash and shares of our common stock, any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the 2029 Notes or the 2025 Notes may encourage short selling by market participants because the conversion of the 2029 Notes or the 2025 Notes could be used to satisfy short positions, or anticipated conversion of the 2029 Notes or the 2025 Notes into shares of our common stock could depress the price of our common stock.
The conditional conversion feature of the 2029 Notes or the 2025 Notes, if triggered, may adversely affect our financial condition and operating results.
The 2029 Notes are convertible on or after August 1, 2029 and, in the event the conditional conversion features are triggered, prior to August 1, 2029. The 2025 Notes are convertible on or after May 15, 2025 and, in the event the conditional conversion features are triggered, prior to May 15, 2025. If one or more holders elect to convert the 2029 Notes or 2025 Notes, we would be required to settle any converted principal amount of such 2029 Notes or 2025 Notes through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert the 2029 Notes or 2025 Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2029 Notes or 2025 Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
The convertible note hedge and warrant transactions may affect the value of our common stock.
In connection with the offering of the 2029 Notes and 2025 Notes, respectively, we entered into convertible note hedge transactions with an affiliate of one of the initial purchasers of the 2029 Notes and 2025 Notes and certain other financial institutions (the “option counterparties”). We also entered into warrant transactions with the option counterparties. The convertible note hedge transactions are expected generally to reduce the potential dilution to our common stock upon any conversion of 2029 Notes or 2025 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2029 Notes or 2025 Notes, as the case may be. However, the warrant transactions separately have, and could continue to have, a dilutive effect on our common stock to the extent that the market price per share of our common stock exceeds the strike price of the warrants. In addition, the option counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the 2029 Notes or 2025 Notes (and are likely to do so in connection with any conversion of the 2029 Notes or 2025 Notes or redemption or repurchase of the 2029 Notes or 2025 Notes), which could cause or avoid an increase or a decrease in the market price of our common stock.
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
On December 15, 2022, the EU Member States formally adopted the EU's Pillar Two Directive, which generally provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Co-operation and Development (OECD) Pillar Two Framework that was supported by over 130 countries worldwide. The EU effective dates are January 1, 2024, and January 1, 2025, for different aspects of the directive. A significant number of countries are also implementing similar local legislation. We are continuing to evaluate the potential impact of the Pillar Two Framework on future periods, pending legislative adoption by additional individual countries.
Failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could cause our stock price to decline.
Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the United States Securities and Exchange Commission (“SEC”) require annual management assessments of the effectiveness of our internal control over financial reporting, and a report by our independent registered public accounting firm attesting to the effectiveness of internal control. If we fail to maintain effective internal control over financial reporting, as such standards are modified, supplemented, or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting. Should that occur, we may not be able to accurately report our financial results, prevent fraud, or file our periodic reports in a timely manner, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price. In addition, our failure to timely file our periodic reports could eventually result in the delisting of our common stock, regulatory sanctions from the SEC, and/or the breach of the terms contained in our credit facility, or any preferred equity or debt securities we may issue in the future, any of which could have a material adverse impact on our operations and investment in our common stock.
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
Board Oversight
As part of its risk oversight function, the Audit Committee of the Company’s Board of Directors is primarily responsible for overseeing and reviewing the Company’s information security and technology risks, including cybersecurity. In this role, the Audit Committee monitors the prevention, detection, mitigation and remediation of cybersecurity incidents through the regular receipt of reports from management on the effectiveness of its cybersecurity programs. These reports include semi-annual cybersecurity updates from the Company’s Chief Information Officer and quarterly reports from the Company’s risk management personnel on the progress of the Company’s broader Enterprise Risk Management (“ERM”) risk mitigation activities. As part of the ERM process, the Audit Committee provides input on key risks for the Company to consider. The Board also provides quarterly input on its views regarding potential emerging risk areas for the Company. The Audit Committee then reports to the full Board on a quarterly basis regarding its oversight activities and the risk management activities of the Company. In addition, the full Board periodically participates in cybersecurity-related table-top exercises and receives incident reports from the SIRT (as defined herein) as significant matters may arise.
Enterprise Risk Management
The Company utilizes a structured, biannual ERM process to identify, assess, and address material risks facing the Company, including cybersecurity risks, during which business leaders across the Company are surveyed about current and emerging risk areas. After the ERM survey is completed and risk areas are identified, the results are discussed with the relevant management personnel across the organization in the key risk areas, root causes are analyzed, risk mitigation plans are developed, and key risk indicators are utilized to monitor mitigation efforts. The Chief Information Officer works closely with the Company’s management team in all facets of its ERM risk mitigation activities related to cybersecurity and information security risks.
Ongoing Mitigation Efforts
The Company has implemented a number of security measures designed to protect its systems and data, including firewalls, antivirus and malware detection tools, patches, log monitors, routine back-ups, system audits, system hardening, penetration testing and privileged access session management. In addition, the Company has continued its efforts to migrate its platforms to cloud-based computing, which is designed to further strengthen its security posture. The Company has focused on its incident response procedures and retained a leading incident response provider. The Company has also recently strengthened its disaster recovery procedures. The Company’s solutions incorporate cybersecurity features that are routinely analyzed. In addition, the Company maintains insurance that responds to cyber-attacks, which coverage limit and cost is discussed and reviewed with the Audit Committee annually.
The Company has what it believes are appropriate physical, technical, and administrative controls in place that are designed to protect customers’ data. The Company uses a three-pronged approach focused on further reducing exposure, raising greater security awareness, and further strengthening the Company’s cybersecurity defenses. This approach resulted in the Company further hardening its identity computing environments as part of its progress to a zero trust environment, heightened cybersecurity awareness efforts through increased comprehensive information security awareness training for employees on a quarterly basis, and the strengthening of the Company’s cybersecurity defenses through implementation of multifactor authentication for Privileged Access Management and Endpoint Detection and Response solutions across the Company’s computing environment.
Incident Response
In the event of a cybersecurity incident, dependent upon the nature of the incident, the Company has a Security Incident Response Team (“SIRT”) that is comprised of employees who have responsibility and authority to act during a cyber incident without delay, including, dependent upon the nature of the incident, the Company’s Chief Legal Officer, Chief Information Security Officer and Chief Information Officer. The SIRT includes individuals responsible for assessing, containing, and responding to incidents, as well as those responsible for assessing the business and legal impacts, reporting incidents as appropriate, communicating to internal and external stakeholders, and engaging with industry and government response partners to coordinate information and resource sharing when needed. During a cybersecurity incident, as warranted, the SIRT keeps the Company’s senior leadership and Board apprised of the response to the incident, any material operational or business impacts, and any material internal or external communications regarding the incident. The SIRT will also seek the input of the Company’s senior leadership and Board, as needed, when addressing a cybersecurity incident. Upon resolution of a cybersecurity incident, generally, the Audit Committee will review the incident, the impact and the mitigation efforts and remediation actions the Company will implement. The Audit Committee then monitors the completion of the remediation actions and mitigation efforts.
Cybersecurity Leaders in Management
The Company’s IT strategy and implementation is overseen by a dedicated Chief Information Officer with over 20 years of experience in the field, including previously serving a 17-year tenure, most recently as Vice President of Global IT, with a global technology leader of fiber optic subsystems and components. He holds a Bachelor of Science in Computer Science and Engineering from Andhra University in India and an MBA from the Indian School of Business. In addition, the Company has engaged a Chief Information Security Officer (“CISO”) that has built and managed world-class information security programs and technology teams for industry leading global companies. She has deep experience securing healthcare-focused companies in both the provider and supplier space. She holds a Bachelor of Science from the University of Redlands and an MBA from Notre Dame De Namur University along with holding certified information systems security professional (“CISSP”) and certified information security manager (“CISM”) certifications.
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
ITEM 2.    PROPERTIES
Our headquarters are located in a leased facility in Fort Worth, Texas. The following is a list of our material leased facilities and their primary functions:

Site	Major Activity	Approximate Square Footage
St. Petersburg, Florida	Administration, marketing, research and development, sales, and manufacturing	167,700
Warrendale, Pennsylvania	Manufacturing and research and development	107,400
Cranberry Township, Pennsylvania	Administration, marketing, research and development, sales, technical support, and training	58,400
Irlam, United Kingdom	Administration, sales, marketing, and distribution center	61,000
Milpitas, California	Administration, manufacturing, and research and development	46,300
Fort Worth, Texas	Administration, sales, marketing, and research and development	34,400
We also have smaller rented facilities in Strongsville, Ohio; Austin, Texas; Grapevine, Texas; Germany; France; India; Italy; the People’s Republic of China; the United Arab Emirates; Australia; and the United Kingdom.
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
Stockholders
There were 74 registered stockholders of record as of February 19, 2025. A substantially greater number of stockholders are beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.
Dividend Policy
We have never declared or paid any cash dividends on our common stock. We currently expect to retain any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.
Performance Graph
The following graph compares total stockholder returns for Omnicell’s common stock for the past five years to two indexes: the NASDAQ Composite Index and the NASDAQ Health Care Index. The graph assumes $100 was invested in each of Omnicell’s common stock, the NASDAQ Composite Index, and the NASDAQ Health Care Index as of the market close on December 31, 2019. The total return for Omnicell’s common stock and for each index assumes the reinvestment of all dividends, although cash dividends have never been declared on Omnicell’s common stock, and is based on the returns of the component companies weighted according to their capitalization as of the end of each annual period.
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

$250
$200
$150
$100
$50
$—
12/19
12/20
12/21
12/22
12/23
12/24
Omnicell, Inc.
NASDAQ Composite
NASDAQ Health Care

_________________________________________________
(1)$100 invested on December 31, 2019 in stock or index, including reinvestment of dividends.
(2)This section is not deemed “soliciting material” or to be “filed” with the SEC and is not to be incorporated by reference into any filing of Omnicell, Inc. under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

	Year Ended December 31,
	2019	2020	2021	2022	2023	2024
Omnicell, Inc.	$100.00	$146.87	$220.80	$61.70	$46.05	$54.48
NASDAQ Composite	100.00	144.92	177.06	119.45	172.77	223.87
NASDAQ Health Care	100.00	127.18	114.41	86.04	86.74	84.53
Stock Repurchase Program
We did not repurchase any shares of our common stock during the year ended December 31, 2024. Refer to Note 16, Stock Repurchase Programs, of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for additional information.
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
We have elected to omit discussion of the earliest of the three years covered by the Consolidated Financial Statements presented. Such omitted discussion can be found under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” located in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 28, 2024, for reference to discussion of the fiscal year ended December 31, 2022, the earliest of the three fiscal years presented.
OVERVIEW
Our Business
Omnicell, a leader in transforming the pharmacy and nursing care delivery model, is committed to solving the critical challenges inherent in medication management and elevating the role of clinicians within healthcare as an essential component of care delivery. Omnicell is focused on helping its customers define and deliver a cost-effective medication management strategy designed to equip and empower pharmacists and nurses to focus on patient care rather than administrative tasks, and to drive improved clinical, operational, and financial outcomes across all care settings. We are doing this with an industry-leading medication management infrastructure which includes robotics and smart devices, software workflows, expert services, and operational and optimization analytics. This comprehensive set of solutions provides the critical foundation for customers to realize the Autonomous Pharmacy, an industry-wide vision defined by pharmacy leaders for improving operational efficiencies and ultimately targeting zero-error medication management.
Omnicell solutions are helping healthcare facilities worldwide to uncover cost savings, improve labor efficiency, establish new revenue streams, enhance supply chain control, support compliance, and move closer to the industry-defined vision of the Autonomous Pharmacy. We sell our product and consumable solutions together with related service offerings. Revenues generated in the United States represented 91% of our total revenues for the year ended December 31, 2024.
Over the past several years, our business has expanded from a single-point solution to a platform of products and services that will help further advance the industry-defined vision of the Autonomous Pharmacy. This expansion has resulted in larger deal sizes across multiple products, services, and implementations for customers and, we believe, more comprehensive, valuable, and enduring relationships. As our business evolves, we continue to evaluate the metrics and methods we use to measure the success of our business.
We utilize bookings as an indicator of the success of our business. During 2024, we defined bookings generally as: (i) the value of non-cancelable contracts for our connected devices, software products, and SaaS and Expert Services (although, for those SaaS and Expert Services contracts without a minimum commitment, bookings only include the amount of revenue that has been recognized once the services have been provided); and (ii) for our consumables, the value of orders placed through our Omnicell Storefront online platform or through written or telephonic orders. We typically exclude technical services and other less significant items ancillary to our products and services, such as freight revenue, from bookings. In addition, dependent upon counterparty or credit risk, which is evaluated at the time of contract signing, for a given multi-year subscription contract we may reduce the portion of the contractual commitment booked at a given time. As noted, the portfolio of products, solutions, and services we offer has evolved. As a result, the ordering process for certain of our solutions has also evolved. For example, orders for certain solutions may not include a purchase order. Connected devices and software license bookings are recorded as revenue upon customer acceptance of the installation or receipt of goods. Revenues from SaaS and Expert Services bookings are recorded over the contractual term. Bookings increased by 8%, from $854 million in 2023 to $923 million in 2024, primarily driven by XT Series upgrades as we complete the XT Series upgrade cycle, as well as better than expected bookings of XTExtend, a core component of the multi-year XT Amplify innovation program.
We generally provide installation planning and consulting as part of most connected device product sales, which is typically included in the initial price of the solution. To help ensure the maximum availability of our systems, our customers typically purchase technical services contracts (support and maintenance) in increments of one to five years. In addition to connected device product sales, we provide a range of services to our customers. We also provide comprehensive service offerings such as Central Pharmacy Dispensing Service (service portion), IV Compounding Service (service portion), EnlivenHealth, Specialty Pharmacy Services, 340B solutions, Inventory Optimization Service, and other software solutions, which typically are provided over two to seven years.

2025 Product Bookings and Annual Recurring Revenue
Starting in 2025, we will utilize product bookings and Annual Recurring Revenue (each as further described below) as key performance metrics for our business. We view product bookings as an indicator of the success of certain portions of our business that generate nonrecurring revenue and Annual Recurring Revenue as an indicator of the success of the portion of our business that generates recurring revenues. The definitions and descriptions included below are relevant to these key performance metrics that will replace our prior bookings metric in 2025 and beyond.
Product Bookings
We utilize product bookings as an indicator of the success of certain portions of our business that generate non-recurring revenue. We define product bookings generally as the value of non-cancelable contracts for our connected devices and software licenses. We typically exclude freight revenue and other less significant items ancillary to our products from product bookings. In addition, dependent upon counterparty or credit risk, which is evaluated at the time of contract signing, for a given multi-year subscription contract we may reduce the value of the contractual commitment booked at a given time. Connected devices and software license bookings are recorded as revenue upon customer acceptance of the installation or receipt of goods. Using the new definition of the metric, product bookings were $558 million as of December 31, 2024.
Annual Recurring Revenue
We consider revenues generated from our consumables, technical services, and SaaS and Expert Services to be recurring revenues. For the portions of our business which generate recurring revenues, we utilize Annual Recurring Revenue (“ARR”) as a key metric to measure our progress in growing our recurring revenue business. We define ARR at a measurement date as the revenue we expect to receive from our customers over the course of the following year for providing them with products or services. ARR includes expected revenue from all customers who are using our products or services at the reported date. For technical services and SaaS and Expert Services, solutions are generally on a contractual basis, typically with contracts for a period of 12 months or more, with a high probability of renewal. Probability of renewal is based on historic renewal experience of the individual revenue streams or management’s best estimates if historical renewal experience is not available. Consumables orders are placed by customers through our Omnicell Storefront online platform or through written or telephonic orders and are sold to a customer base who utilize the consumable product and place recurring orders when customer inventory is depleted. ARR is generally calculated based on revenues received in the most recent quarter and changes to expected revenues where solutions were added to or removed from the install or customer base in the quarter. Revenues from technical services and SaaS and Expert Services are recorded ratably over the service term. Revenue from consumables are recorded when the product has shipped and title has passed. Our measure of ARR may be different than that used by other companies. Because ARR is based on expected future revenue, it does not represent revenue recognized during a particular reporting period or revenue to be recognized in future reporting periods. ARR should not be viewed as a substitute for revenues. Under the new metric, ARR was $580 million as of December 31, 2024.
The following table summarizes each revenue category:

Revenue Category	Revenue Type	Income Statement Classification	Included in Bookings (through 2024)	Included in Product Bookings (2025 onwards)	Included in ARR (2025 onwards)
Connected devices, software licenses, and other	Nonrecurring	Product	Yes (1)	Yes (1)	No
Consumables	Recurring	Product	Yes	No	Yes
Technical services	Recurring	Service	No	No	Yes
SaaS and Expert Services (2)	Recurring	Service	Yes (3)	No	Yes
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
(3)    For those SaaS and Expert Services contracts without a minimum commitment, bookings only include the amount of revenue that has been recognized once the services have been provided.
Operating Segments
We manage our operations as a single segment for the purposes of assessing performance and making operating decisions. Our Chief Operating Decision Maker (“CODM”) is our Chief Executive Officer. The CODM allocates resources and evaluates the performance of Omnicell at the consolidated level using our consolidated net income. In addition, the CODM is provided with certain segment assets, primarily those that impact liquidity, as well as certain significant expenses. All significant operating decisions are based upon an analysis of Omnicell as one operating segment, which is the same as our reporting segment.
Our full-time employee headcount was approximately 3,670 on December 31, 2024.
Business Strategy
In 2023, the United States spent $723 billion on prescription drugs, a 13.6% increase from 2022. This was the largest annual spending increase in 20 years and impacted patients in virtually all settings of care. We believe there are significant challenges facing the practice of pharmacy today including, but not limited to, budget constraints, increased healthcare worker turnover rates, labor shortages, drug shortages, drug diversion, manual and error-prone processes, complex compliance requirements, and limited inventory visibility. Each of these challenges may lead to poor medication management outcomes including, but not limited to, medication errors, adverse drug events, lack of patient adherence, and medication waste. We also recognize that these challenges may impact the timing of contracting for, or implementation of, our products, solutions, or services. However, we believe that over time these significant challenges to the practice of pharmacy will drive demand for increased automation, visibility, insights, and improved medication management outcomes that our solutions are designed to enable. Because of this, we believe that our solutions are well-positioned to address the evolving needs of healthcare institutions and therefore present opportunities for long-term growth.
In an effort to address these challenges and deliver solutions to help drive positive medication management outcomes, we continue to make significant investments in our research and development efforts to further advance the industry-defined vision of the Autonomous Pharmacy. Furthermore, we believe a combination of robotics and smart devices, software workflows, expert services, and operational and optimization analytics is needed in every care setting where medications are managed. We are focused on delivering solutions to help our customers realize the industry-defined vision of the Autonomous Pharmacy and drive positive medication management outcomes with outstanding customer experience through a mature channel in four market categories:
•Points of Care. As a market leader, we expect to continue expansion into this product market as customers increase the use of our dispensing systems in more areas within their hospitals and increasingly in ambulatory care settings. Macroeconomic trends in our target market continue to improve as health system margins and volumes increase and stabilize in the post-pandemic environment. This positive trajectory is expected to drive increased demand for system modernization through automation, software, and analytics. We are seeing customers seek to maximize the value of existing automated dispensing system investments and continue to invest in next-generation enhancements and solutions for points of care. We believe that customers will upgrade their current installed base over time as we deliver these new solutions to market. We also believe there is an opportunity for us to expand this offering and define a new standard for dispensing systems in ambulatory settings. We believe our current solutions for Points of Care and new innovations and services will continue to help customers drive improved clinical and financial outcomes.
•Central Pharmacy and IV Compounding. This market represents the beginning of the medication management process in acute care settings, and we believe it is a significant automation opportunity for high volumes of manual, repetitive, and error-prone processes that are often common in pharmacies today. Manual medication dispensing processes are usually labor intensive, error-prone, and may lead to excess medication waste and expirations for our healthcare partners. Automating the central pharmacy dispensing process should enable customers to reallocate pharmacy labor, enhance dispensing accuracy and patient safety, and reduce medication waste and expirations. Likewise, the manual compounding of sterile IV preparations can be error-prone and create significant patient safety risks, and outsourcing sterile IV compounding could lead to increased medication costs and lack of access to needed medications due to an inability to source medications when they are required. As a result, we believe IV automation provides a significant opportunity to enhance patient safety and reduce costs. We anticipate that these technology-enabled services will become more critical as health systems continue to face labor shortages, increased financial pressure, and supply chain disruptions.
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
•Ambulatory Care. We believe ambulatory care, especially the retail and institutional market, represents a significant opportunity as healthcare evolves. Retail pharmacies are expected to fill 4.98 billion prescriptions in 2025 and grow at a compound annual growth rate of around 7.1%, which would result in an approximate $1.2 trillion market valuation by 2032. Additionally, the shift of outpatient care from hospitals and physician offices to other, more convenient settings, such as retail pharmacies and the home continues to be a growing trend. New technologies and increased scope of practice for pharmacists appear to be spurring innovation and expansion of the provision of clinical services by retail pharmacies. We believe this development, combined with the move to value-based care, will drive the adoption of our patient engagement offerings. These solutions are intended to help providers (including pharmacists) engage patients in new ways that are expected to improve outcomes, reduce the total cost of care, and lead to more profitable operations.
CRITICAL ACCOUNTING ESTIMATES
Our discussion and analysis of our financial condition and results of operations are based on our Consolidated Financial Statements, which have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. We regularly review our estimates and assumptions, which are based on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of certain assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions. We believe the following critical accounting estimates are affected by significant judgments used in the preparation of our Consolidated Financial Statements:
Revenue Recognition
We earn revenues from sales of our products and related services, which are sold in the healthcare industry, our principal market. Many of our sales contain multiple performance obligations, with a combination of hardware systems, software products, support and maintenance, and professional services.
A significant level of judgment is involved in contractual arrangements with multiple performance obligations to determine appropriate allocation of the transaction price. We allocate the transaction price to separate performance obligations based on the estimated standalone selling price of each performance obligation. Standalone selling price is best evidenced by the price we would charge for the good or service when selling it separately in similar circumstances to similar customers. Other than for the renewal of annual technical services contracts, our products and services are not generally sold separately. We use an amount discounted from the list price as a best estimated standalone selling price.
Additionally, judgment is required to determine the timing of revenue recognition for each performance obligation based upon when control transfers to a customer. We review our performance obligations in a contract and evaluate when transfer of control occurs. Generally, for products requiring a complex implementation, control passes when the product is installed and functionally ready for use. For all other products, control generally passes when product has been shipped and title has passed. For support and maintenance contracts and certain other services, including SaaS and Expert Services provided on a subscription basis, control passes to the customer over time, generally ratably over the service term. Time and material services transfer control to the customer at the time the services are provided.
These judgments have been applied consistently for all periods presented. Changes in the assumptions or judgements used in determining the standalone selling price or timing of revenue recognition could impact the amount and timing of revenue reported in a particular period.
Inventory
Inventories are stated at the lower of cost, computed using the first-in, first-out method, and net realizable value. We regularly monitor inventory quantities on hand and record write-downs for excess and obsolete inventories based on our estimate of demand for our products, potential obsolescence of technology, product life cycles, and whether pricing trends or forecasts indicate that the carrying value of inventory exceeds its estimated selling price. These factors are impacted by market and economic conditions, technology changes, and new product introductions and require estimates that may include elements that are uncertain. Actual demand may differ from forecasted demand and may have a material effect on gross margins. If inventory is written down, a new cost basis is established that cannot be increased in future periods. Changes in our assumptions, judgments, or estimates could impact future financial results if additional write-downs for excess and obsolete inventories are needed.
Accounting for Income Taxes
We make certain estimates and judgments in determining income tax expense or benefit for financial statement purposes. These estimates and judgments occur in the calculation of income tax credits, uncertain tax positions, and in the calculation of certain tax assets and liabilities, which arise from differences in the timing of the recognition of certain income and expenses for tax and financial statement purposes. We assess the likelihood of the realization of deferred tax assets and the need for a valuation allowance in each reporting period. In reaching our conclusion, we evaluate certain relevant criteria as provided in ASC 740, Income Taxes, including having sufficient taxable income of the appropriate character in future years. Our judgment regarding future taxable income may change due to future changes in the company’s profitability due to market conditions, changes in U.S. or international tax laws, and other factors. Changes in judgment may require material adjustments to deferred tax assets, which may result in an increase or decrease to our income tax provision in the period of adjustment.
As a global company, we use significant judgment to calculate and provide for income taxes in each of the tax jurisdictions in which we operate. In the ordinary course of business, transactions and calculations occur whose ultimate tax outcome cannot be certain. Some of these uncertainties arise due to transfer pricing for transactions with our subsidiaries and the determination of tax nexus.
We account for uncertain tax positions in accordance with ASC 740. We estimate and recognize the tax benefit from an uncertain tax position if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of ASC 740 and complex tax laws.
Although we believe our estimates are reasonable, there is no guarantee that the final tax outcome will not differ from what is reflected in our historical income tax provisions, returns, and accruals. Such differences, or changes in estimates relating to potential differences, could have a material impact on our income tax provision and operating results in the period such determination is made.
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
RESULTS OF OPERATIONS
Total Revenues

	Year Ended December 31,		Change in
	2024	2023	$	%

	(Dollars in thousands)
Product revenues	$630,507	$708,561	$(78,054)	(11)%
Percentage of total revenues	57%	62%
Service revenues	481,731	438,551	43,180	10%
Percentage of total revenues	43%	38%
Total revenues	$1,112,238	$1,147,112	$(34,874)	(3)%
Product revenues represented 57% and 62% of total revenues for the years ended December 31, 2024 and 2023, respectively. Product revenues decreased by $78.1 million, primarily due to a challenging environment through a significant portion of 2024 for some of our health system customers and the timing of our XT Series systems lifecycle, as we are largely through the replacement cycle.
Service revenues represented 43% and 38% of total revenues for the years ended December 31, 2024 and 2023, respectively. Services and other revenues include revenues from technical services and SaaS and Expert Services offerings. Service revenues increased by $43.2 million, primarily due to an increase of $12.4 million in technical services revenues as a result of growth in our installed customer base and the impact of pricing actions, as well as an increase of $30.8 million in SaaS and Expert Services revenues due to continued customer demand.
Our international sales represented 9% and 12% of total revenues for the years ended December 31, 2024 and 2023, respectively, and are expected to be affected by foreign currency exchange rate fluctuations. We are unable to predict the extent to which revenues in future periods will be impacted by changes in foreign currency exchange rates.
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

	Year Ended December 31,		Change in
	2024	2023	$	%

	(Dollars in thousands)
Cost of revenues:
Cost of product revenues	$383,025	$414,106	$(31,081)	(8)%
As a percentage of related revenues	61%	58%
Cost of service revenues	258,210	236,166	22,044	9%
As a percentage of related revenues	54%	54%
Total cost of revenues	$641,235	$650,272	$(9,037)	(1)%
As a percentage of total revenues	58%	57%

Gross profit	$471,003	$496,840	$(25,837)	(5)%
Gross margin	42%	43%
Cost of revenues for the year ended December 31, 2024 compared to the year ended December 31, 2023 decreased by $9.0 million, primarily driven by a $31.1 million decrease in cost of product revenues, partially offset by a $22.0 million increase in cost of service revenues.
The decrease in cost of product revenues was primarily driven by the decrease in product revenues of $78.1 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease in cost of product revenues has not decreased proportionally with the decrease in product revenues for the year ended December 31, 2024, primarily due to the decrease in revenues of higher margin products as well as the impact of certain fixed costs, such as labor and overhead. In addition, the decrease in cost of product revenues was partially offset by $5.4 million of inventory write-down charges related to the Company’s Medimat Robotic Dispensing System (“RDS”) product line wind down incurred during the year ended December 31, 2024 and an increase of $2.9 million of restructuring costs for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase in cost of service revenues was primarily driven by the increase in service revenues of $43.2 million for the year ended December 31, 2024 compared to the year ended December 31, 2023.
The overall decrease in gross margin primarily relates to lower product revenues for the year ended December 31, 2024 compared to the year ended December 31, 2023 whereas the decrease in cost of product revenues has not decreased proportionally with the decrease in product revenues, primarily due to the decrease in revenues of higher margin products as well as the impact of certain fixed costs, such as labor and overhead. The decrease in cost of product revenues is partially offset by inventory write-down charges related to the RDS product line wind down and an increase in restructuring costs incurred during the year ended December 31, 2024. Our gross profit for the year ended December 31, 2024 was $471.0 million, as compared to $496.8 million for the year ended December 31, 2023.

Operating Expenses and Interest and Other Income (Expense), Net

	Year Ended December 31,		Change in
	2024	2023	$	%

	(Dollars in thousands)
Operating expenses:
Research and development	$90,412	$97,115	$(6,703)	(7)%
As a percentage of total revenues	8%	8%
Selling, general, and administrative	380,254	434,593	(54,339)	(13)%
As a percentage of total revenues	34%	38%
Total operating expenses	$470,666	$531,708	$(61,042)	(11)%
As a percentage of total revenues	42%	46%

Interest and other income (expense), net	$25,256	$14,760	$10,496	71%
Research and Development. Research and development expenses decreased by $6.7 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease was primarily attributed to a decrease of $10.8 million in employee-related expenses primarily as a result of lower headcount and a decrease of $3.4 million in restructuring costs, partially offset by an increase of $3.8 million in cloud hosting services expenses, and an increase of $3.1 million in consulting expenses.
Selling, General, and Administrative. Selling, general, and administrative expenses decreased by $54.3 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease was primarily due to a decrease of $23.3 million in employee-related expenses primarily as a result of lower headcount, a decrease of $11.0 million in impairment and abandonment charges of operating lease right-of-use and other assets in connection with restructuring activities of certain leased facilities, a decrease of $8.4 million in restructuring costs, a decrease of $4.1 million in commissions expenses, a decrease of $2.9 million in freight out, and a decrease of $2.2 million in executives transition costs.
Interest and Other Income (Expense), Net. Interest and other income (expense), net, changed by $10.5 million for the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily driven by a $12.2 million increase in other income and a $1.7 million increase in other expense. The increase in other income during the year ended December 31, 2024 compared to the year ended December 31, 2023 is primarily attributable to a $7.5 million gain on extinguishment of convertible senior notes and related unwind of note hedges and warrants, as well as higher interest income received due to higher interest rates and higher cash and cash equivalents balances throughout the majority of the year.
Provision for Income Taxes

	Year Ended December 31,		Change in
	2024	2023	$	%

	(Dollars in thousands)
Provision for income taxes	$13,062	$263	$12,799	4,867%
Effective tax rate on earnings	51%	(1)%
We recorded an income tax expense of $13.1 million on an income before income taxes of $25.6 million, which resulted in a positive effective tax rate of 51% for the year ended December 31, 2024, compared to an income tax expense of $0.3 million on a loss before income taxes of $20.1 million, which resulted in a negative effective tax rate of 1% for the year ended December 31, 2023. The 2024 annual effective tax rate differed from the statutory tax rate of 21%, primarily due to an unfavorable impact of non-deductible equity compensation charges partially offset by a favorable impact of research and development credits.
Refer to Note 17, Income Taxes, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information.

LIQUIDITY AND CAPITAL RESOURCES
We had cash and cash equivalents of $369.2 million at December 31, 2024, compared to $468.0 million at December 31, 2023. All of our cash and cash equivalents are invested in bank accounts and money market funds held in sweep and asset management accounts with financial institutions of high credit quality.
Our cash position and working capital at December 31, 2024 and 2023 were as follows:

	December 31,
	2024	2023

	(In thousands)
Cash and cash equivalents	$369,201	$467,972
Working capital (1)	$219,815	$559,779
(1)    The decrease in working capital as of December 31, 2024 was partially due to the classification of our convertible senior notes as a current rather than long-term liability. Refer to Note 11, Convertible Senior Notes, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information.
Our ratio of current assets to current liabilities was 1.4:1 and 2.5:1 at December 31, 2024 and 2023, respectively.
Sources of Cash
Revolving Credit Facility
On November 15, 2019, Omnicell, Inc. entered into an Amended and Restated Credit Agreement (as amended, the “Prior A&R Credit Agreement”) with the lenders from time to time party thereto, Wells Fargo Securities, LLC, Citizens Bank, N.A., and JPMorgan Chase Bank, N.A., as joint lead arrangers, and Wells Fargo Bank, National Association, as administrative agent. The Prior A&R Credit Agreement provided for (a) a five-year revolving credit facility of $500.0 million (the “Prior Revolving Credit Facility”) and (b) an uncommitted incremental loan facility of up to $250.0 million (the “Prior Incremental Facility”). In addition, the Prior A&R Credit Agreement included a letter of credit sub-limit of up to $15.0 million and a swing line loan sub-limit of up to $25.0 million. The Prior A&R Credit Agreement was subsequently amended on September 22, 2020 and March 29, 2023 to permit the issuance of the convertible senior notes and the purchase of the convertible note hedge transactions (as described in Note 11, Convertible Senior Notes, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K), expand our flexibility to make restricted payments (including common stock repurchases), and replace the total net leverage covenant, as well as to remove and replace the interest rate benchmark based on the London interbank offered rate (“LIBOR”) and related LIBOR-based mechanics with an interest rate benchmark based on the secured overnight financing rate (“SOFR”) as administered by the Federal Reserve Bank of New York and related SOFR-based mechanics.
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

As of December 31, 2024, we had $350.0 million of funds available under the Current Revolving Credit Facility. As of December 31, 2024, there was no outstanding balance under the Current Revolving Credit Facility and we were in full compliance with all covenants.
Refer to Note 10, Debt and Credit Agreement, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information. We expect to use future loans under the Current Revolving Credit Facility, if any, for working capital, potential acquisitions, and other general corporate purposes.
Convertible Senior Notes
On November 22, 2024, Omnicell, Inc. completed a private offering of $172.5 million aggregate principal amount of 1.00% Convertible Senior Notes due 2029 (the “2029 Notes”), including the exercise in full of the initial purchasers’ option to purchase up to an additional $22.5 million aggregate principal amount of the 2029 Notes. Omnicell, Inc. received proceeds from the issuance of the 2029 Notes of $166.3 million, net of $6.2 million of transaction fees and other debt issuance costs. The 2029 Notes bear interest at a rate of 1.00% per year, payable semiannually in arrears on June 1 and December 1 of each year, beginning on June 1, 2025. The 2029 Notes are general senior, unsecured obligations of Omnicell, Inc. and will mature on December 1, 2029, unless earlier redeemed, repurchased, or converted. In connection with the issuance of the 2029 Notes, in November 2024, we entered into warrant transactions and received aggregate proceeds from the sale of the warrants of approximately $25.2 million. Refer to Note 11, Convertible Senior Notes, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information.
Uses of Cash
Our future uses of cash are expected to be primarily for working capital, capital expenditures, and other contractual obligations. We may also use cash for potential acquisitions and acquisition-related activities, as well as repurchases of our common stock. In addition, we may also use a portion of our cash as we consider various options related to our outstanding debt.
The 2016 Repurchase Program has a total of $2.7 million remaining for future repurchases as of December 31, 2024, which may result in additional use of cash. There were no stock repurchases during the year ended December 31, 2024. Refer to Note 16, Stock Repurchase Programs, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information.
In November 2024, we completed a partial repurchase of $400.0 million aggregate principal amount of the 2025 Notes for approximately $391.2 million in cash. Refer to Note 11, Convertible Senior Notes, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information.
In connection with the issuance of the 2029 Notes, in November 2024, we entered into convertible note hedge transactions and used approximately $40.3 million of the net proceeds from the offering to pay the cost of the convertible note hedges.
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

Cash Flows
The following table summarizes, for the periods indicated, selected items in our Consolidated Statements of Cash Flows:

	Year Ended December 31,
	2024	2023

	(In thousands)
Net cash provided by (used in):
Operating activities	$187,722	$181,094
Investing activities	(52,793)	(55,016)
Financing activities	(235,578)	23,420
Effect of exchange rate changes on cash and cash equivalents	(1,716)	(1,354)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(102,365)	$148,144
Operating Activities
We expect cash from our operating activities to fluctuate in future periods as a result of a number of factors, including the timing of our billings and collections, our operating results, and the timing of other liability payments.
Net cash provided by operating activities was $187.7 million for the year ended December 31, 2024, primarily consisting of operating inflows of $129.4 million and favorable working capital movements of $58.3 million. Operating inflows consisted of net income of $12.5 million, adjusted for non-cash items of $116.9 million, which consisted primarily of depreciation and amortization expense of $82.2 million, share-based compensation expense of $39.3 million, amortization of operating lease right-of-use assets of $7.5 million, a net gain on extinguishment of convertible senior notes of $7.5 million, inventory write-down charges of $5.4 million, and a change in deferred income taxes of $14.9 million. The favorable working capital was primarily due to an increase in deferred revenues of $29.0 million driven by an increase in billings for certain technical service and SaaS and Expert Services offerings, a decrease in inventories of $15.6 million resulting from inventory management initiatives, an increase in accrued liabilities of $13.9 million due to an increase in taxes payable, a decrease in other current assets of $9.3 million due to a decrease in income taxes receivable, an increase in accrued compensation of $8.6 million, and an increase in accounts payables of $7.2 million. These cash inflows were partially offset by a decrease in operating lease liabilities of $10.7 million, an increase in investment in sales-type leases of $10.4 million primarily due to the acceptance of certain SaaS and Expert Services products under sales-type lease arrangements, and an increase in accounts receivable and unbilled receivables of $5.0 million primarily due to the timing of billings, shipments, and collections.
Net cash provided by operating activities was $181.1 million for the year ended December 31, 2023, primarily consisting of operating inflows of $137.4 million and favorable working capital movements of $43.7 million. Operating inflows consisted of net loss of $20.4 million, adjusted for non-cash items of $157.8 million, which consisted primarily of depreciation and amortization expense of $87.3 million, share-based compensation expense of $55.3 million, impairment and abandonment of operating lease right-of-use assets related to facilities of $10.0 million, amortization of operating lease right-of-use assets of $8.2 million, and a change in deferred income taxes of $11.0 million. The favorable working capital was primarily due to a decrease in accounts receivable and unbilled receivables of $49.2 million primarily due to the timing of billings, shipments, and collections, as well as the impacts of lower revenues, a decrease in inventories of $38.0 million primarily due to management of inventory levels to align with the current forecasted demand, an increase in deferred revenues of $24.1 million primarily due to an increase in billings for certain technical service and SaaS and Expert Services offerings, and a decrease in prepaid commissions of $7.1 million. These cash inflows were partially offset by a decrease in accrued compensation of $21.5 million primarily due to a decrease in the accrual for restructuring initiatives, lower commissions, as well as timing of ESPP purchases, a decrease in accounts payables of $17.5 million primarily due to an overall decrease in spending, as well as timing of payments, a decrease in operating lease liabilities of $10.9 million, an increase in investment in sales-type leases of $10.4 million primarily due to the acceptance of certain SaaS and Expert Services products under sales-type lease arrangements, a decrease in accrued liabilities of $10.3 million, and an increase in other current assets of $6.8 million.
Investing Activities
Net cash used in investing activities was $52.8 million for the year ended December 31, 2024, which consisted of capital expenditures of $36.5 million for property and equipment and $16.3 million for external-use software development costs.

Net cash used in investing activities was $55.0 million for the year ended December 31, 2023, which consisted of capital expenditures of $41.5 million for property and equipment and $13..5 million for external-use software development costs.
Financing Activities
Net cash used in financing activities was $235.6 million for the year ended December 31, 2024, primarily due to the partial repurchase of $400.0 million of aggregate principal amount of the 2025 Notes for approximately $391.0 million and the net cash used in the purchase of the convertible note hedge and sale of warrants in connection with the 2029 Notes of $15.1 million, partially offset by net proceeds from the issuance of the 2029 Notes of $166.3 million and $13.4 million in proceeds from employee stock option exercises and ESPP purchases.
Net cash provided by financing activities was $23.4 million for the year ended December 31, 2023, primarily due to $23.2 million in proceeds from employee stock option exercises and ESPP purchases and a net change in the customer funds balances of $10.5 million, partially offset by $7.4 million in employees’ taxes paid related to restricted stock unit vesting.
Contractual Obligations
Contractual obligations as of December 31, 2024 were as follows:

	Payments Due By Period
	Total	2025	2026 - 2027	2028 - 2029	2030 and thereafter

	(In thousands)
Operating leases (1)	$46,952	$12,787	$22,127	$10,506	$1,532
Purchase obligations (2)	118,776	109,316	9,439	21	—
Convertible senior notes (3)	356,606	177,201	3,450	175,955	—
Total (4)	$522,334	$299,304	$35,016	$186,482	$1,532
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
(3)We issued the 2025 Notes in September 2020 that are due in September 2025 and issued the 2029 Notes in November 2024 that are due in December 2029. The obligations presented above include both principal and interest these notes. Although these notes mature in 2025 and 2029, respectively, they may be converted into cash and shares of our common stock prior to maturity if certain conditions are met. Any conversion prior to maturity can result in repayment of the principal amounts sooner than the scheduled repayment as indicated in the table above. Refer to Note 11, Convertible Senior Notes, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information.
(4)Refer to Note 14, Commitments and Contingencies, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks related to fluctuations in foreign currency exchange rates and interest rates.
Foreign Currency Exchange Risk
We operate in foreign countries which expose us to market risk associated with foreign currency exchange rate fluctuations between the U.S. dollar and various foreign currencies, the most significant of which are the British Pound and the Euro. In order to manage foreign currency risk, at times we enter into foreign exchange forward contracts to mitigate risks associated with changes in spot exchange rates of mainly non-functional currency denominated assets or liabilities of our foreign subsidiaries. In general, the market risk related to these contracts is offset by corresponding gains and losses on the hedged transactions. By working only with major banks and closely monitoring current market conditions, we seek to limit the risk that counterparties to these contracts may be unable to perform. We do not enter into derivative contracts for trading purposes. As of December 31, 2024, we did not have any outstanding foreign exchange forward contracts.

Interest Rate Fluctuation Risk
We are exposed to interest rate risk through our borrowing activities. As of December 31, 2024, there was no outstanding balance under the current Second A&R Credit Agreement. Refer to Note 10, Debt and Credit Agreement, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information.
As of December 31, 2024, the net carrying amount under the 2025 Notes and the 2029 Notes was $174.3 million and $166.4 million, respectively. Although our convertible senior notes are based on a fixed rate, changes in interest rates could impact the fair value of such notes. As of December 31, 2024, the fair market value of the 2025 Notes and the 2029 Notes was $167.1 million and $181.3 million, respectively. Refer to Note 5, Fair Value of Financial Instruments, and Note 11, Convertible Senior Notes, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information.
We have used, and in the future we may use, interest rate swap agreements to protect against adverse fluctuations in interest rates by reducing our exposure to variability in cash flows relating to interest payments on a portion of our outstanding debt. We do not hold or issue any derivative financial instruments for speculative trading purposes. As of December 31, 2024, we did not have any outstanding interest rate swap agreements.
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
Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2024 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 using the criteria for effective internal control over financial reporting as described in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO Criteria). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2024.

Deloitte & Touche LLP, an independent registered public accounting firm, has issued its attestation report on our internal control over financial reporting as of December 31, 2024, which is included in Part IV, Item 15 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the year ended December 31, 2024.
ITEM 9B.    OTHER INFORMATION
Securities Trading Plans of Directors and Officers
During the three months ended December 31, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or adopted or terminated a “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III
Certain information required by Part III is omitted from this Annual Report on Form 10-K because the registrant will file with the United States Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A in connection with the solicitation of proxies for Omnicell’s Annual Meeting of Stockholders expected to be held in May 2025 (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information included therein is incorporated herein by reference.
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item with respect to directors and executive officers may be found under the heading “Information About Our Executive Officers” in Part I, Item 1 of this Annual Report on Form 10-K, and in the sections entitled “Board and Corporate Governance Matters—Information about our Directors and Nominees” and “Board and Corporate Governance Matters—Information about our Directors and Nominees—Director Nominees” appearing in the Proxy Statement. Such information is incorporated herein by reference.
The information required by this Item with respect to our audit committee and audit committee financial expert may be found in the section entitled “Board and Corporate Governance Matters—Information Regarding Committees of the Board of Directors—Audit Committee” appearing in the Proxy Statement. Such information is incorporated herein by reference.
The information required by this Item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 may be found in the section entitled “Delinquent Section 16(a) Reports” appearing in the Proxy Statement. Such information is incorporated herein by reference.
Our written Code of Conduct applies to all of our directors and employees, including executive officers, which includes, without limitation our principal executive officer, principal financial officer, principal accounting officer, controller, and persons performing similar functions. The Code of Conduct is available on our investor relations website located at ir.omnicell.com under the hyperlink entitled “Leadership & Governance—Governance Documents.” Changes to or waivers of the Code of Conduct will be disclosed on the same website. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any amendment to, or waiver of, any provision of the Code of Conduct by disclosing such information on the same website.
The information required by this Item with respect to our insider trading policies and procedures may be found in the section entitled “Board and Corporate Governance Matters—Insider Trading Policies and Procedures” appearing in the Proxy Statement. Such information is incorporated herein by reference. A copy of our insider trading policies have been filed as Exhibit 19.1 to this Annual Report.
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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
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
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated herein by reference to the sections of our Proxy Statement entitled “Audit Matters—Ratification of Selection of Independent Registered Public Accounting Firm—Principal Accountant Fees and Services” and “Audit Matters—Ratification of Selection of Independent Registered Public Accounting Firm—Pre-Approval Policies and Procedures.”

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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Omnicell, Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
1.00% Convertible Senior Notes due 2029 — Refer to Notes 1 and 11 to the financial statements
Critical Audit Matter Description
In November 2024, the Company completed a private offering of $172.5 million of 1.00% Convertible Senior Notes due in 2029 (the “Notes”). The Notes include conversion, redemption and additional features and the Company evaluated these features to determine if they are required to be bifurcated and accounted for separately from the Notes. The Company recognized the issuance of the Notes as a single liability at face value less unamortized debt issuance costs.
In connection with the issuance of the Notes, the Company entered into convertible note hedge and warrant transactions. The Company recognized the note hedge and warrant transactions as equity instruments.
We identified management’s accounting evaluation and conclusions related to the Notes, including the Notes conversion, redemption and additional features, and the Company’s convertible note hedge and warrant transactions as a critical audit matter due to complex judgments required by management to determine the appropriate accounting treatment. This required a high degree of auditor judgment and an increased extent of effort, including the involvement of professionals in our firm having expertise in debt, equity transactions, and freestanding financial instruments when performing audit procedures to evaluate the accounting conclusion.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s accounting evaluation and conclusions of the Notes and convertible note hedge and warrant transactions included the following, among others:
•    We tested the effectiveness of the control over management’s review of complex, non-routine transactions that includes accounting for debt and equity instruments.
•    With the assistance of professionals in our firm having expertise in debt and equity transactions and freestanding financial instruments, we evaluated management’s accounting considerations and conclusions under accounting principles generally accepted in the United States of America (“GAAP”), regarding the accounting for the Notes and convertible note hedge and warrant transactions.
•We evaluated whether the assertions and assumptions made by management supporting their conclusions regarding the accounting for the Notes and convertible note hedge and warrant transactions were consistent with the underlying agreements and the evidence obtained in other areas of the audit.
•We evaluated the disclosures related to the accounting for the Notes and convertible note hedge and warrant transactions for conformity with the relevant requirements under GAAP.

/s/ Deloitte & Touche LLP
San Jose, California
February 27, 2025
We have served as the Company’s auditor since 2014.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Omnicell, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Omnicell, Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024 of the Company and our report dated February 27, 2025, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP
San Jose, California
February 27, 2025

OMNICELL, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023

	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$369,201	$467,972
Accounts receivable and unbilled receivables, net of allowances of $6,645 and $5,564, respectively	256,398	252,025
Inventories	88,659	110,099
Prepaid expenses	25,942	25,966
Other current assets	75,293	71,509
Total current assets	815,493	927,571
Property and equipment, net	112,692	108,601
Long-term investment in sales-type leases, net	52,744	42,954
Operating lease right-of-use assets	25,607	24,988
Goodwill	734,727	735,810
Intangible assets, net	188,266	211,173
Long-term deferred tax assets	57,469	32,901
Prepaid commissions	54,656	52,414
Other long-term assets	79,306	90,466
Total assets	$2,120,960	$2,226,878

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$51,782	$45,028
Accrued compensation	60,307	51,754
Accrued liabilities	167,895	149,276
Deferred revenues	141,370	121,734
Convertible senior notes, net	174,324	—
Total current liabilities	595,678	367,792
Long-term deferred revenues	76,123	58,622
Long-term deferred tax liabilities	1,108	1,620
Long-term operating lease liabilities	31,123	33,910
Other long-term liabilities	7,218	6,318
Convertible senior notes, net	166,397	569,662
Total liabilities	877,647	1,037,924
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value, 100,000 shares authorized; 56,665 and 55,822 shares issued; 46,382 and 45,539 shares outstanding, respectively	57	56
Treasury stock at cost, 10,283 shares outstanding	(290,319)	(290,319)
Additional paid-in capital	1,167,882	1,122,292
Retained earnings	382,888	370,357
Accumulated other comprehensive loss	(17,195)	(13,432)
Total stockholders’ equity	1,243,313	1,188,954
Total liabilities and stockholders’ equity	$2,120,960	$2,226,878
The accompanying notes are an integral part of these Consolidated Financial Statements.

OMNICELL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2024	2023	2022

	(In thousands, except per share data)
Revenues:
Product revenues	$630,507	$708,561	$903,222
Service revenues	481,731	438,551	392,725
Total revenues	1,112,238	1,147,112	1,295,947
Cost of revenues:
Cost of product revenues	383,025	414,106	493,626
Cost of service revenues	258,210	236,166	213,334
Total cost of revenues	641,235	650,272	706,960
Gross profit	471,003	496,840	588,987
Operating expenses:
Research and development	90,412	97,115	104,969
Selling, general, and administrative	380,254	434,593	486,341
Total operating expenses	470,666	531,708	591,310
Income (loss) from operations	337	(34,868)	(2,323)
Interest and other income (expense), net	25,256	14,760	(130)
Income (loss) before income taxes	25,593	(20,108)	(2,453)
Provision for (benefit from) income taxes	13,062	263	(8,101)
Net income (loss)	$12,531	$(20,371)	$5,648
Net income (loss) per share:
Basic	$0.27	$(0.45)	$0.13
Diluted	$0.27	$(0.45)	$0.12
Weighted-average shares outstanding:
Basic	46,047	45,212	44,398
Diluted	46,255	45,212	45,891
The accompanying notes are an integral part of these Consolidated Financial Statements.

OMNICELL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2024	2023	2022

	(In thousands)
Net income (loss)	$12,531	$(20,371)	$5,648
Other comprehensive income (loss):
Foreign currency translation adjustments	(3,763)	3,655	(8,680)
Other comprehensive income (loss)	(3,763)	3,655	(8,680)
Comprehensive income (loss)	$8,768	$(16,716)	$(3,032)
The accompanying notes are an integral part of these Consolidated Financial Statements.

OMNICELL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
	Shares	Amount	Shares	Amount

	(In thousands)
Balances as of December 31, 2021	54,073	$54	(9,894)	$(238,109)	$1,024,580	$368,571	$(8,407)	$1,146,689
Net income	—	—	—	—	—	5,648	—	5,648
Other comprehensive loss	—	—	—	—	—	—	(8,680)	(8,680)
Stock repurchases	—	—	(389)	(52,210)	—	—	—	(52,210)
Share-based compensation	—	—	—	—	68,247	—	—	68,247
Issuance of common stock under employee stock plans	957	1	—	—	40,181	—	—	40,182
Tax payments related to restricted stock units	—	—	—	—	(13,506)	—	—	(13,506)
Cumulative effect of a change in accounting principle related to convertible debt	—	—	—	—	(72,742)	16,509	—	(56,233)
Balances as of December 31, 2022	55,030	55	(10,283)	(290,319)	1,046,760	390,728	(17,087)	1,130,137
Net loss	—	—	—	—	—	(20,371)	—	(20,371)
Other comprehensive income	—	—	—	—	—	—	3,655	3,655
Share-based compensation	—	—	—	—	59,683	—	—	59,683
Issuance of common stock under employee stock plans	792	1	—	—	23,215	—	—	23,216
Tax payments related to restricted stock units	—	—	—	—	(7,366)	—	—	(7,366)
Balances as of December 31, 2023	55,822	56	(10,283)	(290,319)	1,122,292	370,357	(13,432)	1,188,954
Net income	—	—	—	—	—	12,531	—	12,531
Other comprehensive loss	—	—	—	—	—	—	(3,763)	(3,763)
Share-based compensation	—	—	—	—	42,912	—	—	42,912
Issuance of common stock under employee stock plans	843	1	—	—	13,410	—	—	13,411
Tax payments related to restricted stock units	—	—	—	—	(4,827)	—	—	(4,827)
Purchase of convertible note hedge	—	—	—	—	(40,279)	—	—	(40,279)
Sale of warrants	—	—	—	—	25,168	—	—	25,168
Tax benefit related to convertible note hedge	—	—	—	—	10,225	—	—	10,225
Partial unwind of convertible note hedge and warrants	—	—	—	—	(1,019)	—	—	(1,019)
Balances as of December 31, 2024	56,665	$57	(10,283)	$(290,319)	$1,167,882	$382,888	$(17,195)	$1,243,313
The accompanying notes are an integral part of these Consolidated Financial Statements.

OMNICELL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023	2022

	(In thousands)
Operating Activities
Net income (loss)	$12,531	$(20,371)	$5,648
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	82,232	87,319	86,931
Loss on disposal of property and equipment	978	2,572	678
Share-based compensation expense	39,316	55,300	68,247
Deferred income taxes	(14,855)	(11,047)	(37,316)
Amortization of operating lease right-of-use assets	7,523	8,239	12,238
Impairment and abandonment of operating lease right-of-use assets related to facilities	—	9,998	9,382
Impairment of internal-use and external-use software development costs, net	—	—	1,275
Impairment of certain long-lived assets	—	1,014	—
Inventory write-down	5,393	—	—
Amortization of debt issuance costs	3,788	4,397	4,164
Gain on extinguishment of convertible senior notes, net	(7,517)	—	—
Changes in operating assets and liabilities:
Accounts receivable and unbilled receivables	(5,002)	49,150	(60,357)
Inventories	15,633	38,016	(30,115)
Prepaid expenses	24	1,149	(4,671)
Other current assets	9,337	(6,821)	6,360
Investment in sales-type leases	(10,398)	(10,411)	(15,354)
Prepaid commissions	(2,242)	7,069	4,312
Other long-term assets	2,161	2,111	5,027
Accounts payable	7,210	(17,525)	(7,754)
Accrued compensation	8,553	(21,461)	2,446
Accrued liabilities	13,942	(10,343)	16,651
Deferred revenues	28,952	24,058	24,469
Operating lease liabilities	(10,737)	(10,918)	(13,781)
Other long-term liabilities	900	(401)	(699)
Net cash provided by operating activities	187,722	181,094	77,781
Investing Activities
External-use software development costs	(16,330)	(13,542)	(13,204)
Purchases of property and equipment	(36,463)	(41,474)	(47,536)
Business acquisitions, net of cash acquired	—	—	(3,392)
Purchase price adjustments from business acquisitions	—	—	5,463
Net cash used in investing activities	(52,793)	(55,016)	(58,669)
Financing Activities
Payments for debt issuance costs for revolving credit facility	—	(2,967)	—
Proceeds from issuance of convertible senior notes, net of issuance costs	166,272	—	—
Partial repurchase of convertible senior notes	(391,000)	—	—
Purchase of convertible note hedge	(40,279)	—	—
Proceeds from sale of warrants	25,168	—	—
Partial unwind of convertible note hedge and warrants	(727)	—	—
Proceeds from issuances under stock-based compensation plans	13,411	23,216	40,182
Employees’ taxes paid related to restricted stock units	(4,827)	(7,366)	(13,506)
Stock repurchases	—	—	(52,210)
Change in customer funds, net	(3,596)	10,537	4,581
Net cash provided by (used in) financing activities	(235,578)	23,420	(20,953)
Effect of exchange rate changes on cash and cash equivalents	(1,716)	(1,354)	(944)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(102,365)	148,144	(2,785)
Cash, cash equivalents, and restricted cash at beginning of period	500,979	352,835	355,620
Cash, cash equivalents, and restricted cash at end of period	$398,614	$500,979	$352,835
The accompanying notes are an integral part of these Consolidated Financial Statements.

OMNICELL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Year Ended December 31,
	2024	2023	2022

	(In thousands)
Reconciliation of cash, cash equivalents, and restricted cash to the Consolidated Balance Sheets:
Cash and cash equivalents	$369,201	$467,972	$330,362
Restricted cash included in other current assets	29,413	33,007	22,473
Cash, cash equivalents, and restricted cash at end of period	$398,614	$500,979	$352,835

Supplemental cash flow information
Cash paid for interest	$1,624	$1,438	$1,438
Income taxes paid, net of refunds received	$11,279	$20,209	$19,005

Supplemental disclosure of non-cash investing activities
Unpaid purchases of property and equipment	$1,031	$877	$892
Transfers between inventory and property and equipment, net	$—	$—	$314
The accompanying notes are an integral part of these Consolidated Financial Statements.

OMNICELL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1.     Organization and Summary of Significant Accounting Policies
Business
Omnicell, Inc. was incorporated in California in 1992 under the name Omnicell Technologies, Inc. and reincorporated in Delaware in 2001 as Omnicell, Inc. The Company’s major products and related services are medication management solutions and adherence tools for healthcare systems and pharmacies, which are sold in its principal market, the healthcare industry. The Company’s market is primarily located in the United States. “Omnicell” or the “Company” refer to Omnicell, Inc. and its subsidiaries, collectively.
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
Use of Estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements. These estimates are based on historical experience and various other assumptions that management believes to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact the Company in the future, actual results may be different from the estimates. The Company’s critical accounting estimates are those that affect its financial statements materially and involve difficult, subjective, or complex judgments by management. Those estimates are revenue recognition, inventory valuation, and accounting for income taxes. As of December 31, 2024, the Company is not aware of any events or circumstances that would require an update to its estimates, judgments, or revisions to the carrying value of its assets or liabilities.
Segment Reporting
The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The Company’s Chief Operating Decision Maker (“CODM”) is its Chief Executive Officer. The CODM allocates resources and evaluates the performance of the Company at the consolidated level using the Company’s consolidated net income. In addition, the CODM is provided with certain segment assets, primarily those that impact liquidity, as well as certain significant expenses. All significant operating decisions are based upon an analysis of the Company as one operating segment, which is the same as its reporting segment. Refer to Note 2, Segment Information, for further information regarding the Company’s segment disclosures.
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
Technical services. Post-installation technical support and other related services (support and maintenance), including phone support, on-site service, parts, and access to unspecified software updates and enhancements, if and when available. This revenue category is often supported by multi-year or annual contractual agreements.
Software as a Service (“SaaS”) and Expert Services. Emerging software and service solutions which are offered on a subscription basis with fees typically based either on transaction volume or a fee over a specified period of time. Solutions in this category include, but are not limited to, EnlivenHealth®, Specialty Pharmacy Services, 340B solutions, Inventory Optimization Service, other software solutions, and services related to the Central Pharmacy Dispensing Service and IV Compounding Service.
The following table summarizes revenue recognition for each revenue category:

Revenue Category	Timing of Revenue Recognition	Income Statement Classification
Connected devices, software licenses, and other	Point in time, as transfer of control occurs, generally upon installation and acceptance by the customer	Product
Consumables	Point in time, as transfer of control occurs, generally upon shipment to, or receipt by, customer	Product
Technical services	Over time, as services are provided, typically ratably over the service term	Service
SaaS and Expert Services	Over time, as services are provided	Service
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
Distinct goods or services are identified as performance obligations. A series of distinct goods or services that are substantially the same and that have the same pattern of transfer to the customer are considered a single performance obligation. Where a good or service is determined not to be distinct, the Company combines the good or service with other promised goods or services until a bundle of goods or services that is distinct is identified. To identify its performance obligations, the Company considers all products or services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices. When performance obligations are included in separate contracts, the Company considers an entire customer arrangement to determine if separate contracts should be considered combined for the purposes of revenue recognition. Many of the Company’s sales contain multiple performance obligations, with a combination of hardware systems, software products, support and maintenance, and professional services.
The transaction price of a contract is determined based on the fixed consideration, net of an estimate for variable consideration such as various discounts or rebates provided to customers. As a result of the Company’s commercial selling practices, contract prices are generally fixed with minimal, if any, variable consideration.
The transaction price is allocated to separate performance obligations proportionally based on the standalone selling price of each performance obligation. Standalone selling price is best evidenced by the price the Company charges for the good or service when selling it separately in similar circumstances to similar customers. Other than for the renewal of annual technical services contracts, the Company’s products and services are not generally sold separately. The Company uses an amount discounted from the list price as a best estimated standalone selling price.
The Company recognizes revenue when the performance obligation has been satisfied by transferring a promised good or service to a customer. The good or service is transferred when or as the customer obtains control of the good or service. Determining when control transfers requires management to make judgments that affect the timing of revenues recognized. Generally, for products requiring a complex implementation, control passes when the product is installed and functionally ready for use. For all other products, control generally passes when product has been shipped and title has passed. For support and maintenance contracts and certain other services, including SaaS and Expert Services provided on a subscription basis, control passes to the customer over time, generally ratably over the service term. Time and material services transfer control to the customer at the time the services are provided.
The portion of the transaction price allocated to the Company’s unsatisfied performance obligations for which invoicing has occurred is recorded as deferred revenues. Deferred revenues from product sales primarily relate to delivered and invoiced products, pending installation and acceptance. Deferred revenues from service contracts primarily relate to services that have been invoiced, but services have not yet been provided. Short-term deferred revenues are expected to be recognized within the next twelve months. Long-term deferred revenues substantially consist of deferred revenues on long-term technical and SaaS and Expert Services contracts which have been invoiced and are expected to be recognized as revenue beyond twelve months, generally not more than ten years.
In addition, the Company has remaining performance obligations associated with contracts for which the associated products have been accepted or associated services have started, but where invoicing has not yet occurred and therefore are not reflected in deferred revenue. These remaining performance obligations are comprised of the non-variable portions of technical services and SaaS and Expert Services provided under non-cancellable contracts with minimum commitments. Remaining performance obligations which are not included in deferred revenues were $392.3 million as of December 31, 2024. Remaining performance obligations are expected to be recognized ratably over the remaining terms of the associated contracts, which terms vary but are generally not more than ten years. Remaining performance obligations do not include product obligations, services where the associated product has not been accepted, services which have not yet started, variable portions of services, and certain other obligations.
Revenues, contract assets, and contract liabilities are recorded net of associated taxes.
The Company generally invoices customers for products upon shipment. Invoicing associated with the service portion of agreements is generally periodic and is billed on a monthly, quarterly, or annual basis, and in certain circumstances, multiple years are billed at one time. SaaS and Expert Services agreements are generally invoiced periodically on a monthly, quarterly or annual basis over the life of the agreement. In certain circumstances portions of these agreements may be invoiced lump sum.
The amount invoiced for equipment and software is typically reflected in both accounts receivable and deferred revenues. The Company typically recognizes product revenue, and correspondingly reduces deferred revenues, for equipment and on-premise software upon written customer acceptance of installation. Consumables are recorded as revenue upon shipment to or receipt by the customer, depending upon contract terms.

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
A portion of the Company’s sales are made to customers who are members of Group Purchasing Organizations (“GPOs”), each of which functions as a purchasing agent on behalf of member hospitals and other healthcare providers. The Company also has a Federal Supply Schedule Contract with the Department of Veterans Affairs (the “GSA Contract”), allowing the Department of Veterans Affairs, the Department of Defense, and other federal government customers to purchase the Company’s products. Pursuant to the terms of GPO agreements and the GSA Contract, each member or agency contracts directly with Omnicell and can purchase the Company’s products at pre-negotiated contract terms and pricing. GPOs are often fully or partially owned by the Company’s customers, and the Company pays fees to the GPO on completed contracts. The Company also pays the Industrial Funding Fee (“IFF”) to the Department of Veterans Affairs under the GSA Contract. The Company considers these fees consideration paid to customers and records them as reductions to revenue. Fees to GPOs and the IFF were $9.6 million, $11.2 million, and $17.6 million for the years ended December 31, 2024, 2023, and 2022, respectively. The accounts receivable balances are with individual members of the GPOs and federal agencies that purchase under the GSA Contract, and therefore no significant concentration of credit risk exists. During the year ended December 31, 2024, sales to members of the ten largest GPOs and federal agencies that purchase under the GSA Contract accounted for approximately 65% of the Company’s total consolidated revenues.
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
Significant changes in the contract assets and the contract liabilities balances during the period are the result of the issuance of invoices and recognition of deferred revenues in the normal course of business. The contract modifications entered into during the year ended December 31, 2024 did not have a significant impact on the Company’s contract assets or deferred revenues.
Contract Costs
The Company has determined that certain incentive portions of its sales commission plans require capitalization since these payments are directly related to sales achieved during a time period. These commissions are earned on the basis of: (i) the value of new bookings for connected devices, software products, and SaaS and Expert Services, provided that for SaaS and Expert Services a commission will only be paid on the amount that represents the minimum commitment and (ii) the value of new orders for consumables. Since there are no commensurate commissions earned on renewal of the service bookings, the Company concluded that the capitalized asset is related to services provided under both the initial contract and renewal periods.
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
Costs to obtain a contract are allocated amongst performance obligations and recognized as sales and marketing expense consistent with the pattern of revenue recognition. In accordance with GAAP, while certain compensation elements are expensed as incurred, a portion of the pool’s capitalized asset is recorded as an expense over the first seven quarters after booking, which represents the estimated period during which the product revenue associated with the contract is recorded. The remaining capitalized contract costs are recorded as expense ratably over the ten year estimated initial and renewal service periods. The Company recognized contract cost expense of $19.1 million, $23.3 million, and $30.6 million during the years ended December 31, 2024, 2023, and 2022, respectively. The commission expenses paid or due to be paid as of the consolidated balance sheet date, to be recognized in future periods, are recorded in long-term prepaid commissions on the Consolidated Balance Sheets. Capitalized costs are periodically reviewed for impairment. There was no impairment loss recorded related to capitalized prepaid commissions as of and for the year ended December 31, 2024.
Lessor Leases
The Company determines if an arrangement is or contains a lease at inception. The transaction price is allocated to separate performance obligations, generally consisting of a combination of hardware systems, software products, support and maintenance, and professional services, proportionally based on the standalone selling price of each performance obligation. Standalone selling price is best evidenced by the price the Company charges for the good or service when selling it separately in similar circumstances to similar customers. Other than for the renewal of annual technical services contracts, the Company’s products and services are not generally sold separately. The Company uses an amount discounted from the list price as a best estimated standalone selling price.
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
For sales-type leases, the Company recognizes revenues for its hardware and software products, net of lease execution costs, post-installation support and maintenance, professional services associated with SaaS and Expert Services offerings, and technical support, at the net present value of the lease payment stream upon customer acceptance. The Company recognizes service revenues associated with sales-type leases ratably over the term of the agreement in service revenues in the Consolidated Statements of Operations. The Company recognizes interest income from sales-type leases using the effective interest method. Both hardware and software revenues, and interest income from sales-types leases are recorded in product revenues in the Consolidated Statements of Operations.
The Company optimizes cash flows by selling a majority of its sales-type leases, other than those relating to U.S. government hospitals and SaaS and Expert Services products, including Central Pharmacy Dispensing Service and IV Compounding Service, to third-party leasing finance companies on a non-recourse basis. The Company generally has no obligation to the leasing company once the lease has been sold.
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

The allowance for credit losses is presented in the Consolidated Balance Sheets as a deduction from the respective asset balance. As of December 31, 2024 and 2023, the allowance for credit losses for long-term unbilled receivables and net investment in sales-type leases were not material.
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
Sales of Accounts Receivable
The Company records the sale of its accounts receivables in accordance with accounting guidance for transfers and servicing of financial assets. The Company transferred non-recourse accounts receivable totaling $17.3 million, $5.7 million, and $45.3 million during the years ended December 31, 2024, 2023, and 2022, respectively, which approximated fair value, to leasing companies on a non-recourse basis.
Cash and Cash Equivalents
The Company classifies all highly-liquid investments with original maturities of three months or less as cash equivalents. The Company’s cash and cash equivalent balances include bank accounts and highly-liquid U.S. Government money market funds held in sweep and asset management accounts with financial institutions of high credit quality. The Company continuously monitors the credit worthiness of the financial institutions in which it invests. The Company has not experienced any credit losses from its cash equivalents. Cash and cash equivalents were $369.2 million and $468.0 million as of December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, cash equivalents were $328.0 million and $451.0 million, respectively, which consisted of money market funds held in sweep and asset management accounts. The Company recorded interest income on its cash and cash equivalents of $24.9 million, $18.8 million, and $3.5 million for the years ended December 31, 2024, 2023, and 2022, respectively, which is included within interest and other income (expense), net in the Consolidated Statements of Operations.
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
The Company has a supply agreement with one primary supplier for construction and supply of several sub-assemblies and inventory management of sub-assemblies used in its hardware products. There are no minimum purchase requirements. The contract with the Company’s supplier may be terminated by either the supplier or by the Company without cause and at any time upon delivery of six months’ notice. Purchases from this supplier were $59.1 million, $65.8 million, and $105.7 million for the years ended December 31, 2024, 2023, and 2022, respectively.
Shipping Costs
Outbound freight billed to customers is recorded as product revenue. The related shipping and handling costs are expensed as part of selling, general, and administrative expense. Shipping and handling expenses were $15.7 million, $18.6 million, and $24.5 million for the years ended December 31, 2024, 2023, and 2022, respectively.
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
The Company capitalizes costs related to computer software developed or obtained for internal-use in accordance with ASC 350-40, Internal-Use Software. Software developed or obtained for internal-use includes certain costs for the development of the Company’s subscription and cloud-based offerings sold to its customers, as well as enterprise-level business and finance software that the Company customizes to meet its specific operational needs. Costs incurred in the application development phase are capitalized and amortized over their useful lives, which is generally five years. Costs recognized in the preliminary project phase and the post-implementation phase are expensed as incurred. The Company capitalized $28.5 million and $32.2 million of costs related to the application development of enterprise-level software and its subscription and cloud-based offerings, which are included in property and equipment during the years ended December 31, 2024 and 2023, respectively. Capitalized costs related to computer software developed or obtained for internal-use are included in purchases of property and equipment in the Consolidated Statements of Cash Flows.
Depreciation and amortization is computed by use of the straight-line method over the estimated useful lives of the assets as stated below:

Purchased software and internal-use software development costs	3 - 5 years
Leasehold and building improvements	Shorter of the lease term or the estimated useful life
Furniture and fixtures	5 - 7 years
Equipment	2 - 12 years
External-Use Software Development Costs
The Company capitalizes certain software development costs in accordance with ASC 985-20, Costs of Software to Be Sold, Leased, or Marketed, under which those costs incurred subsequent to the establishment of technological feasibility may be capitalized and amortized over the estimated lives of the related products. The Company establishes technological feasibility when it completes a detail program design or a working model. The Company amortizes development costs over the estimated lives of the related products, which is generally five years. All development costs prior to the completion of a detail program design or a working model are recognized as research and development expense. The Company capitalized external-use software development costs of $17.2 million and $14.6 million that were included in other long-term assets as of December 31, 2024 and 2023, respectively.
Cloud Computing Costs
The Company capitalizes certain costs associated with cloud computing arrangements that are associated with service contracts, which are amortized using the straight-line method over the term of the arrangement. As of December 31, 2024 and 2023, capitalized costs associated with cloud computing arrangements, net of accumulated amortization, were $5.0 million and $4.4 million, respectively.
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
The Company elected to perform a quantitative impairment assessment as of October 1, 2024 for its reporting unit. The Company determined that the fair value of the reporting unit exceeded the carrying value and thus no impairment was indicated. Based on the result of this analysis, an impairment does not exist as of December 31, 2024, and there were no accumulated impairment losses.
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
The Company assesses the impairment of identifiable intangible assets whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable. Recoverability of an asset is measured by the comparison of the carrying amount to the sum of the undiscounted estimated future cash flows the asset is expected to generate, offset by estimated future costs to dispose of the product to which the asset relates. If an asset is considered to be impaired, the amount of such impairment would be measured as the difference between the carrying amount of the asset and its fair value. The

Company’s cash flow assumptions are based on historical and forecasted future revenue, operating costs, and other relevant factors. Assumptions and estimates about the remaining useful lives of the Company’s intangible assets are subjective and are affected by changes to its business strategies. If management’s estimates of future operating results change, or if there are changes to other assumptions, the estimate of the fair value of the Company’s assets could change significantly. Such change could result in impairment charges in future periods, which could have a significant impact on the Company’s operating results and financial condition. For the years ended December 31, 2024 and 2023, there were no events or changes in circumstances to indicate that intangible assets carrying amounts may not be recoverable.
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
The Company’s convertible senior notes are accounted for as a single liability at face value less unamortized debt issuance costs. Issuance costs are amortized using the effective interest method over the term of the convertible senior notes.
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
The fair value of performance-based stock unit awards (“PSUs”) with service and market conditions is estimated using a Monte Carlo simulation model applying a multiple awards approach. Expense is recognized using the accelerated attribution method over the requisite service period.
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

Recently Adopted Authoritative Guidance
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose significant segment expenses that are regularly provided to the CODM. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280, Segment Reporting, on an interim and annual basis. The amendments are effective for the Company’s annual periods beginning January 1, 2024, and for interim periods within fiscal years beginning January 1, 2025. The Company adopted ASU 2023-07 for the annual period beginning January 1, 2024. The adoption of ASU 2023-07 did not have a material impact on the Company’s Consolidated Financial Statements, as the changes only include additional disclosures related to the Company’s single reportable segment. Refer to Note 2, Segment Information, for further information regarding the Company’s segment disclosures.
There was no other recently adopted authoritative guidance that is expected to have a material impact on the Company’s Consolidated Financial Statements through the reporting date.
Recently Issued Authoritative Guidance
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The amendments are effective for the Company’s annual periods beginning January 1, 2025, with early adoption permitted, and should be applied either prospectively or retrospectively. The Company is currently evaluating the impact of ASU 2023-09 will have on its consolidated financial statements, which is limited to financial statements disclosures.
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
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosure (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosures of additional information and disaggregation of certain expenses included in the income statement. The amendments are effective for the Company’s annual periods beginning January 1, 2027, and for interim periods within fiscal years beginning January 1, 2028, with early adoption permitted, and should be applied either prospectively or retrospectively. The Company is currently evaluating the impact ASU 2024-03 will have on its consolidated financial statements.
There was no other recently issued and effective authoritative guidance that is expected to have a material impact on the Company’s Consolidated Financial Statements through the reporting date.
Note 2.    Segment Information
The Company’s one reportable segment derives revenues from sales of its products and related services, as described in Note 1, Organization and Summary of Significant Accounting Policies, which are sold in its principal market, the healthcare industry. The accounting policies of the Company’s one reportable segment are the same as those described in the summary of significant accounting policies in Note 1.
As the Company has a single reportable segment and is managed on a consolidated basis, the measure of segment profit or loss that the CODM uses to allocate resources and assess performance is consolidated net income as reported on the Consolidated Statements of Operations. The CODM uses this key measure to evaluate income generated from segment assets in deciding how to reinvest profits as well as monitor budget versus actual results.
The CODM is also provided with certain segment assets, primarily those that impact liquidity, such as cash and cash equivalents, accounts receivable and inventories, as well as certain liabilities such as accounts payable and outstanding debt. Assets provided to the CODM are consistent with those reported on the Consolidated Balance Sheets. In addition, the CODM is regularly provided with significant expenses, which are adjusted cost of revenues and adjusted operating expenses. These significant expenses are adjusted for certain non-cash charges and expenses that are unrelated to the Company’s ongoing operations. Adjusted cost of revenues include cost of product revenues and cost of service and other revenues, and exclude certain items such as share-based compensation expense, amortization of acquired intangibles, and certain restructuring and severance charges. Adjusted operating expenses include research and development, and selling, general and administrative expenses, and exclude certain items such as share-based compensation expense, amortization of acquired intangibles, and certain restructuring, impairment and severance charges. Depreciation and amortization expense for the Company’s single reportable segment was $82.2 million, $87.3 million, and $86.9 million for the years ended December 31, 2024, 2023, and 2022, respectively.
The following table summarizes the Company’s reportable segment revenues and significant expenses, reconciled to the Company’s consolidated net income (loss):

	Year Ended December 31,
	2024	2023	2022

	(In thousands)
Total revenues	$1,112,238	$1,147,112	$1,295,947
Less:
Adjusted cost of revenues	(620,834)	(627,730)	(675,451)
Adjusted operating expenses	(413,280)	(437,857)	(479,778)
Other segment items (1)	(77,787)	(116,393)	(143,041)
Interest and other income (expense), net	25,256	14,760	(130)
Provision for (benefit from) income taxes	13,062	263	(8,101)
Net Income (loss)	$12,531	$(20,371)	$5,648
_________________________________________________
(1) Other segment items include certain non-cash charges and expenses that are unrelated to the Company’s ongoing operations. Such charges and expenses consist of items such as share-based compensation, amortization of acquired intangible assets, and certain restructuring, impairment and severance charges.
Note 3.    Revenues
Disaggregation of Revenues
The following table summarizes the Company’s revenues disaggregated by revenue type:

	Year Ended December 31,
	2024	2023	2022

	(In thousands)
Connected devices, software licenses, and other	$539,168	$623,584	$827,917
Consumables	91,339	84,977	75,305
Technical services	238,211	225,831	206,687
SaaS and Expert Services	243,520	212,720	186,038
Total revenues	$1,112,238	$1,147,112	$1,295,947
The following table summarizes the Company’s revenues disaggregated by geographic region, which is determined based on customer location:

	Year Ended December 31,
	2024	2023	2022

	(In thousands)
United States	$1,012,373	$1,011,380	$1,168,202
Rest of world	99,865	135,732	127,745
Total revenues	$1,112,238	$1,147,112	$1,295,947

Contract Assets and Contract Liabilities
The following table reflects the Company’s contract assets and contract liabilities:

	December 31,
	2024	2023

	(In thousands)
Short-term unbilled receivables, net (1)	$32,917	$22,524
Long-term unbilled receivables, net (2)	7,873	11,850
Total contract assets	$40,790	$34,374

Short-term deferred revenues	$141,370	$121,734
Long-term deferred revenues	76,123	58,622
Total contract liabilities	$217,493	$180,356
_________________________________________________
(1)     Included in accounts receivable and unbilled receivables in the Consolidated Balance Sheets.
(2)    Included in other long-term assets in the Consolidated Balance Sheets.
Short-term deferred revenues of $121.7 million as of December 31, 2023 include deferred revenues from product sales and service contracts, net of deferred cost of sales of $12.4 million. During the year ended December 31, 2024, the Company recognized revenues of $116.9 million that were included in the corresponding gross short-term deferred revenues balance of $134.1 million as of December 31, 2023.
Significant Customers
There were no customers that accounted for more than 10% of the Company’s total revenues for the years ended December 31, 2024, 2023, and 2022. Also, there were no customers that accounted for more than 10% of the Company’s accounts receivable and unbilled receivables balance as of December 31, 2024 and 2023.
Note 4.    Net Income (Loss) Per Share
Basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted-average number of shares outstanding during the period. In periods of net loss, all potential common shares are anti-dilutive, so diluted net loss per share equals the basic net loss per share. In periods of net income, diluted net income per share is computed by dividing net income for the period by the basic weighted-average number of shares plus any dilutive potential common stock outstanding during the period, using the treasury stock method for share-based awards and warrants, and the if-converted method for convertible senior notes. Potential common stock includes the effect of outstanding dilutive stock options, restricted stock awards, and restricted stock units, as well as shares the Company could be obligated to issue from its convertible senior notes and warrants, as described in Note 11, Convertible Senior Notes. In the event of the conversion of the Company’s convertible senior notes, the principal portion will be settled in cash with any conversion consideration in excess of the principal portion settled in cash and/or shares of the Company’s common stock at the Company’s option, therefore, only the amounts expected to be settled in excess of the principal portion are considered dilutive in calculating earnings per share under the if-converted method. Any anti-dilutive weighted-average dilutive shares related to stock award plans, convertible senior notes, and warrants are excluded from the computation of the diluted net income per share.

The basic and diluted net income (loss) per share calculations were as follows:

	Year Ended December 31,
	2024	2023	2022

	(In thousands, except per share data)
Net income (loss)	$12,531	$(20,371)	$5,648
Weighted-average shares outstanding – basic	46,047	45,212	44,398
Effect of dilutive securities from stock award plans	208	—	1,019
Effect of convertible senior notes	—	—	474
Weighted-average shares outstanding – diluted	46,255	45,212	45,891
Net income (loss) per share – basic	$0.27	$(0.45)	$0.13
Net income (loss) per share – diluted	$0.27	$(0.45)	$0.12

Anti-dilutive weighted-average shares related to stock award plans	2,793	3,368	725
Anti-dilutive weighted-average shares related to convertible senior notes and warrants	9,622	11,816	5,908
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
The following table summarizes the carrying amounts, net of unamortized debt issuance costs, and fair values of the convertible senior notes:

	As of December 31,
	2024	2023

	(In thousands)
Net carrying amount:
2025 Notes	174,324	569,662
2029 Notes	166,397	—
Total net carrying amount	$340,721	$569,662

Fair value:
2025 Notes	$167,129	$527,206
2029 Notes	181,320	—
Total fair value	$348,449	$527,206

Note 6.    Balance Sheet Components
Balance sheet details are presented in the tables below:

	December 31,
	2024	2023

	(In thousands)
Inventories:
Raw materials	$33,501	$51,439
Work in process	1,515	1,327
Finished goods	53,643	57,333
Total inventories	$88,659	$110,099

Other current assets:
Funds held for customers, including restricted cash (1)	$47,846	$43,649
Net investment in sales-type leases, current portion	12,475	11,867
Prepaid income taxes	1,334	8,279
Other current assets (2)	13,638	7,714
Total other current assets	$75,293	$71,509

Other long-term assets:
External-use software development costs, net	$58,436	$66,659
Unbilled receivables, net	7,873	11,850
Deferred debt issuance costs	2,940	3,718
Other long-term assets	10,057	8,239
Total other long-term assets	$79,306	$90,466

Accrued liabilities:
Operating lease liabilities, current portion	$10,702	$10,518
Customer fund liabilities	47,846	43,649
Advance payments from customers	12,760	10,551
Rebate liabilities	49,300	51,277
Group purchasing organization fees	5,167	4,445
Taxes payable	11,443	2,191
Other accrued liabilities	30,677	26,645
Total accrued liabilities	$167,895	$149,276
_________________________________________________
(1)    Includes restricted cash of $29.4 million and $33.0 million as of December 31, 2024 and 2023, respectively.
(2)    Includes deferred cost of sales of $8.7 million as of December 31, 2024.
The following table summarizes the changes in accumulated balances of other comprehensive income (loss), which consisted of foreign currency translation adjustments:

(In thousands)
Balance as of December 31, 2022	$(17,087)
Other comprehensive income	3,655
Balance as of December 31, 2023	(13,432)
Other comprehensive loss	(3,763)
Balance as of December 31, 2024	$(17,195)

Note 7.    Property and Equipment
The following table represents the property and equipment balances:

	December 31,
	2024	2023

	(In thousands)
Equipment	$99,728	$95,996
Furniture and fixtures	4,809	4,500
Leasehold improvements	17,722	17,919
Purchased software and internal-use software development costs	146,287	118,004
Construction in progress	12,539	11,614
Property and equipment, gross	281,085	248,033
Accumulated depreciation and amortization	(168,393)	(139,432)
Total property and equipment, net	$112,692	$108,601
Depreciation and amortization expense of property and equipment was $34.5 million, $27.0 million, and $22.8 million for the years ended December 31, 2024, 2023, and 2022, respectively.
The geographic location of the Company’s property and equipment, net, is based on the physical location in which it is located. The following table summarizes the geographic information for property and equipment, net:

	December 31,
	2024	2023

	(In thousands)
United States	$109,534	$104,312
Rest of world	3,158	4,289
Total property and equipment, net	$112,692	$108,601

Note 8.    External-Use Software Development Costs
The carrying amounts of external-use software development costs were as follows:

	December 31,
	2024	2023

	(In thousands)
Gross carrying amount	$249,335	$239,038
Accumulated amortization	(190,899)	(172,379)
External-use software development costs, net (1)	$58,436	$66,659
_________________________________________________
(1)     Included in other long-term assets in the Consolidated Balance Sheets.
The Company recorded $24.9 million, $28.7 million, and $29.0 million to cost of product revenues for amortization of external-use software development costs for the years ended December 31, 2024, 2023, and 2022, respectively.

The estimated future amortization expenses for external-use software development costs were as follows:

December 31, 2024

(In thousands)
2025	$21,139
2026	16,214
2027	10,281
2028	6,424
2029	3,797
Thereafter	581
Total	$58,436
Note 9.    Goodwill and Intangible Assets
Goodwill
The following table represents changes in the carrying amount of goodwill:

(In thousands)
Balance as of December 31, 2022	$734,274
Foreign currency exchange rate fluctuations	1,536
Balance as of December 31, 2023	735,810
Foreign currency exchange rate fluctuations	(1,083)
Balance as of December 31, 2024	$734,727
Intangible Assets, Net
The carrying amounts and useful lives of intangible assets were as follows:

	December 31, 2024
	Gross carrying amount (1)	Accumulated amortization	Foreign currency exchange rate fluctuations	Net carrying amount	Useful life (years)

	(In thousands, except for years)
Customer relationships	$307,418	$(133,111)	$(1,373)	$172,934	4 - 30
Acquired technology	46,134	(32,421)	—	13,713	4 - 20
Trade names	2,400	(1,580)	—	820	5
Patents	2,291	(1,492)	—	799	2 - 20
Total intangible assets, net	$358,243	$(168,604)	$(1,373)	$188,266
_________________________________________________
(1)    The differences in gross carrying amounts between periods are primarily due to the write-off of certain fully amortized intangible assets.

	December 31, 2023
	Gross carrying amount	Accumulated amortization	Foreign currency exchange rate fluctuations	Net carrying amount	Useful life (years)

	(In thousands, except for years)
Customer relationships	$307,418	$(115,232)	$(1,326)	$190,860	4 - 30
Acquired technology	84,876	(67,033)	—	17,843	4 - 20
Backlog	1,800	(1,800)	—	—	2
Trade names	9,200	(7,680)	—	1,520	5 - 12
Patents	2,404	(1,454)	—	950	2 - 20
Total intangible assets, net	$405,698	$(193,199)	$(1,326)	$211,173
Amortization expense of intangible assets was $22.8 million, $31.6 million, and $35.2 million for the years ended December 31, 2024, 2023, and 2022, respectively.
The estimated future amortization expenses for amortizable intangible assets were as follows:

December 31, 2024

(In thousands)
2025	$20,999
2026	18,068
2027	16,218
2028	15,183
2029	11,490
Thereafter	106,308
Total	$188,266
Note 10.    Debt and Credit Agreement
On November 15, 2019, Omnicell, Inc. entered into an Amended and Restated Credit Agreement (as amended, the “Prior A&R Credit Agreement”) with the lenders from time to time party thereto, Wells Fargo Securities, LLC, Citizens Bank, N.A., and JPMorgan Chase Bank, N.A., as joint lead arrangers, and Wells Fargo Bank, National Association, as administrative agent. As referred to herein, “Omnicell, Inc.” refers only to Omnicell, Inc., excluding its subsidiaries. The Prior A&R Credit Agreement provided for (a) a five-year revolving credit facility of $500.0 million (the “Prior Revolving Credit Facility”) and (b) an uncommitted incremental loan facility of up to $250.0 million (the “Prior Incremental Facility”). In addition, the Prior A&R Credit Agreement included a letter of credit sub-limit of up to $15.0 million and a swing line loan sub-limit of up to $25.0 million. The Prior A&R Credit Agreement was subsequently amended on September 22, 2020 and March 29, 2023, to permit the issuance of the convertible senior notes and the purchase of the convertible note hedge transactions (as described in Note 11, Convertible Senior Notes), expand the Company’s flexibility to make restricted payments (including common stock repurchases), and replace the total net leverage covenant, as well as to remove and replace the interest rate benchmark based on the London interbank offered rate (“LIBOR”) and related LIBOR-based mechanics with an interest rate benchmark based on the secured overnight financing rate (“SOFR”) as administered by the Federal Reserve Bank of New York and related SOFR-based mechanics.
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
The refinancing of the Prior Credit Agreement on October 10, 2023 was evaluated in accordance with ASC 470-50, Debt - Modifications and Extinguishments. In determining whether the refinancing was to be accounted for as a debt extinguishment or a debt modification, the Company considered whether lenders within the syndicate remained the same or changed and whether the changes in debt terms were substantial. This assessment was performed on an individual lender basis within the syndicate. As a result, the refinancing was accounted for as a modification with the exception of certain lenders that exited the syndicate. The exit of certain lenders resulted in an immaterial write-off of existing unamortized debt issuance costs. The remaining unamortized debt issuance costs related to debt modification, along with the new deferred costs, will be amortized over the remaining term of the Second A&R Credit Agreement. The Company incurred and capitalized an additional $3.0 million of debt issuance costs, which are being amortized to interest expense using the straight-line method through 2028.
On November 18, 2024, Omnicell, Inc., as borrower, entered into a First Amendment to Second Amended and Restated Credit Agreement (the “Amendment”) with the lenders party thereto from time to time, and Wells Fargo Bank, National Association, as administrative agent for the lenders. Pursuant to the Amendment, effective as of November 19, 2025, the springing maturity for the revolving credit facility that is tied to the outstanding principal amount of Omnicell, Inc.’s existing 0.25% Convertible Senior Notes due 2025 (the “2025 Notes”) will apply only if more than $200 million in the aggregate principal amount of Omnicell, Inc.’s 2025 Notes remain outstanding as of 91 days prior to the maturity date of the 2025 Notes.
As of both December 31, 2024 and December 31, 2023, the Company had $350.0 million of funds available under the Current Revolving Credit Facility. As of December 31, 2024 and 2023, the Company had no outstanding balance under the Prior or Current Revolving Credit Facility. The Company was in compliance with all covenants as of December 31, 2024.
Note 11.     Convertible Senior Notes
0.25% Convertible Senior Notes due 2025
On September 25, 2020, Omnicell, Inc. completed a private offering of $575.0 million aggregate principal amount of 0.25% convertible senior notes (the “2025 Notes”), including the exercise in full of the initial purchasers’ option to purchase up to an additional $75.0 million principal amount of the 2025 Notes. As referred to herein, “Omnicell, Inc.” or the “Company” refers only to Omnicell, Inc., excluding its subsidiaries. Omnicell, Inc. received proceeds from the issuance of the 2025 Notes of $559.7 million, net of $15.3 million of transaction fees and other debt issuance costs. The 2025 Notes bear interest at a rate of 0.25% per year, payable semiannually in arrears on March 15 and September 15 of each year, beginning on March 15, 2021. The 2025 Notes were issued pursuant to an indenture, dated September 25, 2020 (the “2025 Notes Indenture”), between the Company and U.S. Bank National Association, as trustee. The 2025 Notes are general senior, unsecured obligations of the Company and will mature on September 15, 2025, unless earlier redeemed, repurchased, or converted.
The 2025 Notes are convertible at any time prior to the close of business on the business day immediately preceding May 15, 2025, only under the following circumstances: (i) during any fiscal quarter commencing after the fiscal quarter ended on December 31, 2020 (and only during such fiscal quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price for the 2025 Notes on each applicable trading day; (ii) during the five business day period after any ten consecutive trading day period (the “measurement period”) in which the trading price (as defined in the 2025 Notes Indenture) per $1,000 principal amount of the 2025 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate for the 2025 Notes on each such trading day; (iii) if the Company calls such 2025 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date, but only with respect to the 2025 Notes called (or deemed called) for redemption; or (iv) upon the occurrence of specified corporate events, as specified in the 2025 Notes Indenture. On or after May 15, 2025 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders of the 2025 Notes may convert all or any portion of their 2025 Notes at any time, regardless of the foregoing conditions.
During the three months ended December 31, 2024 and 2023, none of the conditional conversion features of the 2025 Notes were triggered, and therefore, the 2025 Notes are not convertible during the first quarter of 2025, commencing on January 1, 2025, and were not convertible during the first quarter of 2024, commencing on January 1, 2024. Accordingly, the Company classified the 2025 Notes as a long-term liability in its Consolidated Financial Statements as of December 31, 2023. As the 2025 Notes will mature on September 15, 2025, the Company classified the 2025 Notes as a current liability in its Consolidated Financial Statements as of December 31, 2024.
Under the original terms of the 2025 Notes Indenture, upon conversion, the Company could satisfy its conversion obligation by paying or delivering cash, shares of its common stock, or a combination thereof, at the Company’s election, in the manner and subject to the terms and conditions provided in the 2025 Notes Indenture. On December 13, 2021, the Company irrevocably elected to fix its settlement method to a combination of cash and shares of the Company’s common stock with the specified cash amount per $1,000 principal amount of 2025 Notes of at least $1,000. As a result, for 2025 Notes converted on or after December 13, 2021, a converting noteholder will receive (i) up to $1,000 in cash per $1,000 principal amount of 2025 Notes and (ii) cash and/or shares of the Company’s common stock, at the Company’s option for any conversion consideration in excess of $1,000. In addition, the Company continues to have the ability to set the specified cash amount per $1,000 principal amount of 2025 Notes above $1,000. The initial conversion rate for the 2025 Notes is 10.2751 shares of the Company’s common stock per $1,000 principal amount of 2025 Notes, which is equivalent to an initial conversion price of approximately $97.32 per share of the Company’s common stock, subject to adjustment under certain circumstances in accordance with the terms of the 2025 Notes Indenture. In addition, following certain corporate events that could occur prior to the maturity date of the 2025 Notes or if the Company delivers a notice of redemption in respect of the 2025 Notes, the Company will, under certain circumstances, increase the conversion rate of the 2025 Notes for a holder who elects to convert its 2025 Notes (or any portion thereof) in connection with such a corporate event or convert its 2025 Notes called (or deemed called) for redemption during the related redemption period (as defined in the 2025 Notes Indenture), as the case may be.
If the Company undergoes a fundamental change, holders may require, subject to certain exceptions, the Company to repurchase for cash all or any portion of their 2025 Notes at a fundamental change repurchase price equal to 100% of the principal amount of the 2025 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. As of December 31, 2024, none of the criteria for a fundamental change or a conversion rate adjustment had been met.
As of December 31, 2024, the Company may redeem for cash all or any portion of the 2025 Notes, at its option, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price for the 2025 Notes then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the 2025 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. If the Company redeems less than all of the outstanding 2025 Notes, at least $150.0 million aggregate principal amount of the 2025 Notes must be outstanding and not subject to redemption as of the date of the relevant notice of redemption. No sinking fund is provided for in the 2025 Notes.

Partial Repurchase of the 2025 Notes
In November 2024, the Company entered into separate, privately negotiated transactions with certain holders of the 2025 Notes to repurchase $400.0 million of aggregate principal amount of the 2025 Notes for approximately $391.0 million of cash. The Company accounted for the partial repurchase of 2025 Notes as a debt extinguishment and recorded a $7.2 million gain on extinguishment, which included a partial write-off of previously deferred debt issuance costs of $1.8 million, which is included within interest and other income (expense), net in the Consolidated Statements of Operations.
The debt issuance costs associated with the remaining 2025 Notes are being amortized to interest expense over the term of the 2025 Notes using an effective interest rate of 0.80%. As of December 31, 2024, the remaining life of the 2025 Notes and the related issuance cost accretion is approximately 0.7 years.
Following the partial repurchase of the 2025 Notes, the maximum number of shares issuable upon conversion, including the effect of a fundamental change and subject to other conversion rate adjustments, would be 1.8 million shares. As of December 31, 2024, the if-converted value of the 2025 Notes did not exceed the principal amount.
1.00% Convertible Senior Notes due 2029
On November 22, 2024, Omnicell, Inc. completed a private offering of $172.5 million aggregate principal amount of 1.00% Convertible Senior Notes due 2029 (the “2029 Notes”), including the exercise in full of the initial purchasers’ option to purchase up to an additional $22.5 million aggregate principal amount of the 2029 Notes. Omnicell, Inc. received proceeds from the issuance of the 2029 Notes of $166.3 million, net of $6.2 million of transaction fees and other debt issuance costs. The 2029 Notes bear interest at a rate of 1.00% per year, payable semiannually in arrears on June 1 and December 1 of each year, beginning on June 1, 2025. The 2029 Notes were issued pursuant to an indenture, dated November 22, 2024 (the “2029 Notes Indenture”), between the Company and U.S. Bank Trust Company, National Association, as trustee. The 2029 Notes are general senior, unsecured obligations of the Company and will mature on December 1, 2029, unless earlier redeemed, purchased, or converted.
The 2029 Notes are convertible at any time prior to the close of business on the business day immediately preceding August 1, 2029, only under the following circumstances: (i) during any fiscal quarter commencing after the fiscal quarter ending on March 31, 2025 (and only during such fiscal quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price for the 2029 Notes on each applicable trading day; (ii) during the five business day period after any ten consecutive trading day period (the “measurement period”) in which the “trading price” (as defined in the 2029 Notes Indenture) per $1,000 principal amount of the 2029 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate for the 2029 Notes on each such trading day; (iii) if the Company calls such 2029 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date, but only with respect to the 2029 Notes called (or deemed called) for redemption; or (iv) upon the occurrence of specified corporate events as set forth in the 2029 Notes Indenture. On or after August 1, 2029 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders of the 2029 Notes may convert all or any portion of their 2029 Notes at any time, regardless of the foregoing conditions. During the year ended December 31, 2024, none of the conditional conversion features of the 2029 Notes were triggered, and therefore, the 2029 Notes are not convertible during the first quarter of 2025.
Upon conversion, the Company will pay cash up to the aggregate principal amount of the 2029 Notes to be converted and pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, in respect to the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the 2029 Notes being converted, in the manner and subject to the terms and conditions provided in the 2029 Notes Indenture.
The initial conversion rate for the 2029 Notes is 17.4662 shares of the Company’s common stock per $1,000 principal amount of the 2029 Notes, which is equivalent to an initial conversion price of approximately $57.25 per share of the Company’s common stock, subject to adjustment under certain circumstances in accordance with the terms of the 2029 Notes Indenture. In addition, following certain corporate events that occur prior to the maturity date of the 2029 Notes or if the Company delivers a notice of redemption in respect of the 2029 Notes, the Company will, under certain circumstances, increase the conversion rate of the 2029 Notes for a holder who elects to convert its 2029 Notes (or any portion thereof) in connection with such a corporate event or convert its 2029 Notes called (or deemed called) for redemption during the related redemption period (as defined in the 2029 Notes Indenture), as the case may be.
If the Company undergoes a fundamental change (as defined in the 2029 Notes Indenture), holders may require, subject to certain exceptions, the Company to repurchase for cash all or any portion of their 2029 Notes at a fundamental change repurchase price equal to 100% of the principal amount of the 2029 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. As of December 31, 2024, none of the criteria for a fundamental change or a conversion rate adjustment had been met.
The Company may not redeem the 2029 Notes prior to December 6, 2027. The Company may redeem for cash all or any portion of the 2029 Notes, at its option, on or after December 6, 2027, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price for the 2029 Notes then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the 2029 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. The Company may not redeem less than all of the outstanding 2029 Notes unless at least $100.0 million aggregate principal amount of 2029 Notes are outstanding and not called for redemption as of the time the Company sends the related notice of redemption. No sinking fund is provided for in the 2029 Notes.
The debt issuance costs associated with the 2029 Notes are being amortized to interest expense over the term of the 2029 Notes using an effective interest rate of 1.75%. As of December 31, 2024, the remaining life of the 2029 Notes and the related issuance cost accretion is approximately 4.9 years.
The maximum number of shares issuable upon conversion, including the effect of a fundamental change and subject to other conversion rate adjustments, would be 3.0 million shares. As of December 31, 2024, the if-converted value of the 2029 Notes did not exceed the principal amount.
The 2025 Notes and the 2029 Notes consisted of the following balances:

	December 31,
	2024	2023

	(In thousands)
2025 Notes:
Principal amount	$175,000	$575,000
Unamortized debt issuance costs	(676)	(5,338)
Convertible senior notes, net (1)	$174,324	$569,662

2029 Notes:
Principal amount	$172,500	$—
Unamortized debt issuance costs	(6,103)	—
Convertible senior notes, net, noncurrent	$166,397	$—
_________________________________________________
(1)    Classified as a current liability as of December 31, 2024 and a long-term liability as of December 31, 2023 in the Consolidated Balance Sheets.

The following table summarizes the components of interest expense resulting from the 2025 Notes and the 2029 Notes recognized in interest and other income (expense), net in the Consolidated Statements of Operations:

	Year Ended December 31,
	2024	2023	2022

	(In thousands)
Contractual coupon interest:
2025 Notes	$1,332	$1,438	$1,438
2029 Notes	$182	$—	$—
Amortization of debt issuance costs:
2025 Notes	$2,886	$3,091	$3,066
2029 Notes	$125	$—	$—
Convertible Note Hedge and Warrant Transactions
In connection with the issuance of the 2025 Notes in September 2020 and the 2029 Notes in November 2024, the Company entered into convertible note hedges and warrants transactions, respectively, with certain initial purchasers of the 2025 Notes and the 2029 Notes or affiliates thereof and certain other financial institutions (the “option counterparties”).
The convertible note hedges related to the 2025 Notes consisted of call options for the Company to purchase, subject to anti-dilution adjustments substantially similar to those applicable to the 2025 Notes, up to approximately 5.9 million shares of the Company’s common stock, which is equal to the number of shares of the Company’s common stock underlying the 2025 Notes at the time of its issuance, at an initial strike price of approximately $97.32 per share. The convertible note hedges related to the 2029 Notes consisted of call options for the Company to purchase up to, subject to anti-dilution adjustments substantially similar to those applicable to the 2029 Notes, approximately 3.0 million shares of the Company’s common stock, which is equal to the number of shares of the Company’s common stock underlying the 2029 Notes at the time of its issuance, at an initial strike price of approximately $57.25 per share. The convertible note hedges will expire upon the maturity of the respective convertible notes, if not earlier exercised or terminated. The cost of the convertible note hedges related to the 2025 Notes and the 2029 Notes was approximately $100.6 million and $40.3 million, respectively, and each was accounted for as an equity instrument, each of which was recorded in additional paid-in capital in the Consolidated Balance Sheets. In addition, the Company recorded a deferred tax asset of $25.8 million and $10.2 million, respectively, at issuance related to the convertible note hedges for the 2025 Notes and the 2029 Notes. The convertible note hedges are expected generally to reduce the potential dilution to the Company’s common stock upon any conversion of the 2025 Notes or the 2029 Notes and/or offset any cash payments the Company may be required to make in excess of the principal amount of the converted 2025 Notes or the 2029 Notes.
Separately from the convertible note hedges, in September 2020 and November 2024, the Company entered into warrant transactions to sell to the respective option counterparties warrants to acquire, subject to customary anti-dilution adjustments, up to approximately 5.9 million shares of its common stock at an initial strike price of approximately $141.56 and approximately 3.0 million shares of its common stock at an initial strike price of approximately $84.82 per share related to the 2025 Notes and the 2029 Notes, respectively. The warrants require net share or net cash settlement upon the Company’s election. The Company received aggregate proceeds of approximately $51.3 million and $25.2 million for the issuance of the warrants related to the 2025 Notes and the 2029 Notes, respectively, which was recorded in additional paid-in capital at issuance in the Consolidated Balance Sheets. The warrants could separately have a dilutive effect to the Company’s common stock to the extent that the market price per share of its common stock, as measured under the warrants, exceeds the strike price of the warrants.
In November 2024, in connection with the partial repurchase of the 2025 Notes, the Company entered into unwind agreements with the existing option counterparties to the convertible note hedges and warrants related to the 2025 Notes to terminate a portion of the existing convertible note hedges and warrants related to the 2025 Notes at a notional amount corresponding to the amount of the 2025 Notes repurchased, resulting in an immaterial gain.

Note 12.     Lessor Leases
Sales-Type Leases
The following table presents the Company’s income recognized from sales-type leases:

	Year Ended December 31,
	2024	2023	2022

	(In thousands)
Sales-type lease revenues	$31,624	$36,208	$38,959
Cost of sales-type lease revenues	(18,518)	(18,093)	(19,359)
Selling profit on sales-type lease revenues	$13,106	$18,115	$19,600
The receivables as a result of these types of transactions are collateralized by the underlying equipment leased and consist of the following components:

	December 31,
	2024	2023

	(In thousands)
Net minimum lease payments to be received	$77,976	$65,017
Less: Unearned interest income portion	(12,757)	(10,196)
Net investment in sales-type leases	65,219	54,821
Less: Current portion (1)	(12,475)	(11,867)
Long-term investment in sales-type leases, net	$52,744	$42,954
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
The maturity schedule of future minimum lease payments under sales-type leases retained in-house and the reconciliation to the net investment in sales-type leases reported on the Consolidated Balance Sheets was as follows:

December 31, 2024

(In thousands)
2025	$15,540
2026	14,201
2027	12,652
2028	11,525
2029	8,917
Thereafter	15,141
Total future minimum sales-type lease payments	77,976
Present value adjustment	(12,757)
Total net investment in sales-type leases	$65,219
Operating Leases
The following table represents the Company’s income recognized from operating leases:

	Year Ended December 31,
	2024	2023	2022

	(In thousands)
Rental income	$3,649	$6,591	$9,460

Note 13.     Lessee Leases
The Company has operating leases for office buildings, data centers, office equipment, and vehicles. The Company’s leases have initial terms of one to twelve years. As of December 31, 2024, the Company did not have any additional material operating leases that were entered into, but not yet commenced.
The maturity schedule of future minimum lease payments under operating leases and the reconciliation to the operating lease liabilities reported on the Consolidated Balance Sheets was as follows:

December 31, 2024

(In thousands)
2025	$12,787
2026	12,050
2027	10,077
2028	8,625
2029	1,881
Thereafter	1,532
Total operating lease payments	46,952
Present value adjustment	(5,127)
Total operating lease liabilities (1)	$41,825
_________________________________________________
(1)    Amount consists of a current and long-term portion of operating lease liabilities of $10.7 million and $31.1 million, respectively. The current portion of the operating lease liabilities is included in accrued liabilities in the Consolidated Balance Sheets.
Operating lease costs were $10.3 million, $10.8 million, and $18.9 million for the years ended December 31, 2024, 2023, and 2022, respectively. Short-term lease costs and variable lease costs were not material for the years ended December 31, 2024, 2023, and 2022. During the year ended December 31, 2023, the Company recorded impairment and abandonment charges to operating lease right-of-use assets of $10.0 million, in connection with restructuring activities to reduce its real estate footprint and for optimization of certain leased facilities. The impairment and abandonment charges were recorded to selling, general, and administrative expenses on the Company’s Consolidated Statements of Operations. Refer to Note 18, Restructuring Expenses, for additional information regarding the Company’s restructuring activities.
The following table summarizes supplemental cash flow information related to the Company’s operating leases:

	Year Ended December 31,
	2024	2023	2022

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities	$13,193	$13,469	$16,452
Right-of-use assets obtained in exchange for new lease liabilities	$9,002	$6,431	$12,372
The following table summarizes the weighted-average remaining lease term and weighted-average discount rate related to the Company’s operating leases:

	December 31,
	2024	2023
Weighted-average remaining lease term, years	4.1	4.6
Weighted-average discount rate, %	5.8%	5.8%
Note 14.     Commitments and Contingencies
Purchase Obligations
In the ordinary course of business, the Company issues purchase orders based on its current manufacturing needs. As of December 31, 2024, the Company had non-cancelable purchase commitments of $118.8 million, of which $109.3 million are expected to be paid within the next twelve months.

Legal Proceedings
The Company is currently involved in various legal proceedings.
In December 2023, Omnicell received a civil request for records issued by the U.S. Attorney’s Office for the Eastern District of Washington (the “Government”) related to the Company’s compliance with the pricing terms and conditions of its Federal Supply Schedule (“FSS”) contract with the federal government. In December 2024, the Government presented information identifying certain potential non-compliances with the FSS and associated potential violations of the False Claims Act. Omnicell is engaging in substantive defensive and settlement discussions with the Government regarding the concerns identified. At the time of this filing, those settlement discussions remain ongoing. For any future settlement to be effected, all parties will need to agree on acceptable terms, both monetary and non-monetary.
As required under ASC 450, Contingencies, the Company accrues for contingencies when it believes that a loss is probable and that it can reasonably estimate the amount of any such loss. The Company has not recorded any material accrual for contingent liabilities associated with the matter described above or any other current legal proceedings based on its belief that any potential material loss, while reasonably possible, is not probable. Furthermore, any possible range of loss in these matters either cannot be reasonably estimated at this time or is not deemed material. The Company believes that it has valid defenses with respect to legal proceedings pending against it. However, litigation is inherently unpredictable, and it is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of legal proceedings or because of the diversion of management’s attention and the creation of significant expenses, regardless of outcome.
The Company is not a party to any legal proceedings that management believes may have a material impact on the Company’s business or operations.
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
From time to time, the Company may also warrant that its professional services will conform to certain representations, which may include that such services will be performed in a good and workmanlike manner or in a professional manner consistent with industry standards. The Company generally seeks to disclaim most warranties, including any implied or statutory warranties such as warranties of merchantability, fitness for a particular purpose, title, quality, and non-infringement, as well as any liability with respect to incidental, consequential, special, exemplary, punitive, or similar damages. In some states, such disclaimers may not be enforceable. If necessary, the Company would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history. The Company has not been subject to any significant claims for such losses and has not incurred any material costs in defending or settling claims related to these indemnification obligations. Accordingly, the Company believes it is unlikely that the Company will be required to pay any material amounts pursuant to these indemnification obligations or potential warranty claims and, therefore, no material liabilities have been recorded for such indemnification obligations as of December 31, 2024 and 2023.
Note 15.     Employee Benefits and Share-Based Compensation
Equity Incentive Plans
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
For the years ended December 31, 2024 and 2023, employees purchased approximately 524,000 and 353,000 shares of common stock, respectively, under the ESPP at a weighted-average price of $24.14 and $46.68, respectively.
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

Share-Based Compensation Expense
The following table sets forth the total share-based compensation expense:

	Year Ended December 31,
	2024	2023	2022

	(In thousands)
Cost of product and service revenues	$6,373	$8,288	$9,067
Research and development	4,441	6,941	11,368
Selling, general, and administrative	28,502	40,071	47,812
Total share-based compensation expense	$39,316	$55,300	$68,247
During the years ended December 31, 2024 and 2023, the Company capitalized approximately $3.6 million and $4.4 million, respectively, of non-cash share-based compensation expense to internal-use and external-use software development costs related to internal labor. The Company did not capitalize any material non-cash share-based compensation expense to inventory during the years ended December 31, 2024 and 2023. Income tax benefit (expense) realized from share-based compensation was an expense of $5.4 million and $6.5 million for the years ended December 31, 2024 and 2023, respectively, and a benefit of $5.2 million for the year ended December 31, 2022.
Stock Options
There were no stock options granted during the years ended December 31, 2024 and 2022. During the year ended December 31, 2023, the Company granted 200,000 shares of options at the weighted-average fair value per share of options of $19.48.
The following table summarizes the stock option activity under the 2009 Plan:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Years	Aggregate Intrinsic Value

	(In thousands, except per share data)
Outstanding at December 31, 2023	2,023	$67.68	4.6	$1,013
Granted	—	—
Exercised	(24)	31.76
Expired	(216)	73.44
Forfeited	(23)	63.99
Outstanding at December 31, 2024	1,760	$67.51	3.6	$2,619
Exercisable at December 31, 2024	1,757	$67.33	3.6	$2,619
Vested and expected to vest at December 31, 2024 and thereafter	1,760	$67.50	3.6	$2,619
The intrinsic value of options exercised during the years ended December 31, 2024, 2023, and 2022 was $0.3 million, $3.2 million, and $23.9 million, respectively.

Restricted Stock Units (“RSUs”)
The following table summarizes the RSU activity under the 2009 Plan:

	Number of Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Years	Aggregate Intrinsic Value

	(In thousands, except per share data)
Outstanding at December 31, 2023	1,078	$84.66	1.5	$40,551
Granted	1,083	40.35
Vested	(380)	89.84
Forfeited	(167)	76.17
Outstanding and unvested at December 31, 2024	1,614	$54.58	1.6	$71,849
The weighted-average grant date fair value per share of RSUs granted during the years ended December 31, 2024, 2023, and 2022 was $40.35, $63.74, and $111.12, respectively. The total fair value of RSUs that vested in the years ended December 31, 2024, 2023, and 2022 was $34.1 million, $38.0 million, and $30.7 million, respectively.
As of December 31, 2024, total unrecognized compensation cost related to RSUs was $56.2 million, which is expected to be recognized over the remaining weighted-average vesting period of 3.1 years.
Restricted Stock Awards (“RSAs”)
The following table summarizes the RSA activity under the 2009 Plan:

	Number of Shares	Weighted-Average Grant Date Fair Value

	(In thousands, except per share data)
Outstanding at December 31, 2023	24	$70.96
Granted	51	31.94
Vested	(26)	67.32
Outstanding and unvested at December 31, 2024	49	$31.91
The weighted-average grant date fair value per share of RSAs granted during the years ended December 31, 2024, 2023, and 2022 was $31.94, $70.96, and $109.39, respectively. The total fair value of RSAs that vested in the years ended December 31, 2024, 2023, and 2022 was $1.8 million, $1.4 million, and $1.6 million, respectively.
Performance-Based Stock Unit Awards (“PSUs”)
During the year ended December 31, 2023, the Company granted 65,000 PSUs to its executive officers, none of which became eligible for vesting as the achievement of a certain level of shareholder return was not achieved. During the year ended December 31, 2024, the Company granted 177,069 PSUs to its executive officers, of which 0% to 200% may become eligible for vesting depending on the level of shareholder return for the period from March 1, 2024 through March 1, 2025.
The number of shares that vest at the end of the performance period depends on the percentile ranking of the total shareholder return for Omnicell stock over the performance period relative to the total shareholder return of certain companies in the healthcare sector of the S&P 400 and S&P 600 indexes. Stock price appreciation is calculated based on the trailing 20-day average stock price just prior to the first trading day of March in the grant year, compared to the trailing 20-day average stock price just prior to the first trading day of March in the year subsequent to the grant year.

The following table summarizes the PSU activity under the 2009 Plan:

	Number of Shares	Weighted-Average Grant Date Fair Value

	(In thousands, except per share data)
Outstanding at December 31, 2023	75	$127.14
Granted (Awarded)	177	28.67
Vested (Released)	(10)	157.56
Forfeited	(65)	122.29
Outstanding and unvested at December 31, 2024	177	$28.67
The weighted-average grant date fair value per share of PSUs granted during the years ended December 31, 2024, 2023, and 2022 was $28.67, $122.29, and $155.27, respectively. The total fair value of PSUs that vested in the years ended December 31, 2024, 2023, and 2022 was $1.6 million, $6.1 million, and $15.0 million, respectively.
As of December 31, 2024, total unrecognized compensation cost related to PSUs was approximately $2.9 million, which is expected to be recognized over the remaining weighted-average vesting period of 1.4 years.
Summary of Shares Reserved for Future Issuance under Equity Incentive Plans
The Company had the following ordinary shares reserved for future issuance under its equity incentive plans as of December 31, 2024:

Number of Shares

(In thousands)
Stock options outstanding	1,760
Non-vested restricted stock awards	1,840
Shares authorized for future issuance	3,362
ESPP shares available for future issuance	2,726
Total shares reserved for future issuance	9,688
401(k) Plan
The Company has established a pre-tax savings plan under Section 401(k) of the Internal Revenue Code of 1986, as amended. The 401(k) Plan allows eligible employees in the United States to voluntarily contribute a portion of their pre-tax salary, subject to a maximum limit specified in the Internal Revenue Code. The Company generally matches 50% of employee contributions up to $3,000, annually. The Company’s contributions under this plan were $7.5 million, $7.9 million, and $8.1 million in the years ended December 31, 2024, 2023, and 2022, respectively.
Note 16.    Stock Repurchase Programs
On August 2, 2016, the Company’s Board of Directors (the “Board”) authorized a stock repurchase program, which does not expire, providing for the repurchase of up to $50.0 million of the Company’s common stock (the “2016 Repurchase Program”). As of December 31, 2024, the maximum dollar value of shares that may yet be purchased under the 2016 Repurchase Program was $2.7 million.
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
During the year ended December 31, 2022, the Company repurchased approximately 389,300 shares of its common stock under the repurchase programs at an average price of $134.11 per share for an aggregate purchase price of approximately $52.2 million. During the years ended December 31, 2024 and 2023, the Company did not repurchase any of its outstanding common stock under the 2016 Repurchase Program.

Note 17.     Income Taxes
The following is a geographical breakdown of income (loss) before income taxes:

	Year Ended December 31,
	2024	2023	2022

	(In thousands)
Domestic	$19,757	$(28,105)	$369
Foreign	5,836	7,997	(2,822)
Income (loss) before income taxes	$25,593	$(20,108)	$(2,453)
The provision for (benefit from) income taxes consisted of the following:

	Year Ended December 31,
	2024	2023	2022

	(In thousands)
Current:
Federal	$21,805	$8,556	$17,973
State	4,964	1,471	8,024
Foreign	846	840	192
Total current income taxes	27,615	10,867	26,189
Deferred:
Federal	(14,416)	(8,002)	(25,753)
State	115	(2,261)	(7,976)
Foreign	(252)	(341)	(561)
Total deferred income taxes	(14,553)	(10,604)	(34,290)
Total provision for (benefit from) income taxes	$13,062	$263	$(8,101)

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory federal tax rate as follows:

	Year Ended December 31,
	2024	2023	2022

	(In thousands)
U.S. federal tax provision at statutory rate	$5,375	$(4,223)	$(515)
State taxes	4,037	(624)	38
Section 162(m) limitation	531	1,286	3,071
Non-deductible expenses	510	531	134
Uncertain tax positions	(881)	(620)	(776)
Share-based compensation tax expense (benefit)	6,078	7,384	(3,264)
Research tax credits	(3,531)	(4,587)	(6,948)
Gain on extinguishment of debt	477	—	—
Foreign-derived intangible income deduction	(229)	(325)	(753)
Global intangible low-taxed income inclusion	826	—	960
Foreign rate differential	122	219	186
Foreign branch taxes	(7)	6	(51)
Transaction cost	—	—	68
Provision to return true up	(244)	697	(84)
State rate true up	—	528	(135)
Other	(2)	(9)	(32)
Total provision for (benefit from) income taxes	$13,062	$263	$(8,101)
The Organization for Economic Co-Operation and Development (OECD) introduced Base Erosion and Profit Shifting (BEPS) Pillar Two rules that impose a global minimum tax rate of 15% on multi-national corporations. The rules are effective for the Company’s financial year beginning January 1, 2024. Numerous countries have enacted or substantively enacted legislation to implement these rules. While the Company did not have an impact from Pillar Two on its tax provision or effective tax rate as of the year ended December 31, 2024, the Company continues to monitor evolving tax legislation in the jurisdictions in which it operates.

Significant components of the Company’s deferred tax assets (liabilities) were as follows:

	December 31,
	2024	2023

	(In thousands)
Deferred tax assets (liabilities):
Deferred revenues	$23,550	$11,343
Share-based compensation	9,915	11,763
Inventory-related items	6,055	5,136
Tax credit carryforwards	12,843	12,505
Reserves and accruals	8,384	5,660
Loss carryforwards	6,493	7,802
Lease liability	10,615	11,457
Convertible debt	11,276	9,649
Capitalized research and development	49,380	41,635
Other, net	1,580	591
Gross deferred tax assets	140,091	117,541
Valuation allowance	—	—
Total net deferred tax assets	140,091	117,541

Intangibles	(27,057)	(30,366)
Depreciation and amortization	(35,759)	(35,402)
Prepaid expenses	(14,466)	(13,858)
Right-of-use assets	(6,448)	(6,626)
Other, net	—	(8)
Total deferred tax liabilities	(83,730)	(86,260)

Net deferred tax assets	$56,361	$31,281
Deferred income tax assets (liabilities) are provided for temporary differences that will result in future tax deductions or future taxable income, as well as the future benefit of tax credit carryforwards. The Company recognizes deferred tax assets to the extent that it believes these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing temporary differences, projected future taxable income, tax planning strategies, and results of recent operations. As of December 31, 2024 and 2023, the Company does not have a valuation allowance against any of its deferred tax assets.
As of December 31, 2024, the Company had no federal net operating loss carryforward and $9.5 million of state net operating loss carryforwards. The Company also has $18.7 million of foreign net operating losses carried forward indefinitely. For income tax purposes, the Company had no federal research tax credit carryforward and a California research tax credit carryforward of $21.6 million. California research tax credits are carried forward indefinitely to reduce cash taxes payable.
It is the Company’s practice and intention to reinvest the earnings of its non-U.S. subsidiaries in those operations. As of December 31, 2024, the Company has not made a provision for U.S. federal income, withholding, and state income taxes on the outside basis difference related to certain foreign subsidiaries because earnings are intended to be indefinitely reinvested in operations outside the U.S.
The Company files income tax returns in the United States and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examinations by taxing authorities, including major jurisdictions such as the United States, Germany, Italy, France, the United Kingdom and India. With few exceptions, as of December 31, 2024, the Company was no longer subject to U.S., state, and foreign tax examinations for years before 2021, 2020, and 2020, respectively.

The following table summarizes the aggregate change in the balance of gross unrecognized tax benefit, which excludes interest and penalties:

(In thousands)
Balance as of December 31, 2021	$8,961
Increases related to tax positions taken during a prior period	3
Decreases related to tax positions taken during the prior period	(59)
Increases related to tax positions taken during the current period	1,629
Decreases related to expiration of statute of limitations	(1,238)
Balance as of December 31, 2022	9,296
Increases related to tax positions taken during a prior period	750
Decreases related to tax positions taken during the prior period	(161)
Increases related to tax positions taken during the current period	1,566
Decreases related to expiration of statute of limitations	(703)
Balance as of December 31, 2023	10,748
Increases related to tax positions taken during a prior period	4
Decreases related to tax positions taken during the prior period	(138)
Increases related to tax positions taken during the current period	1,163
Decreases related to settlements	(333)
Decreases related to expiration of statute of limitations	(952)
Balance as of December 31, 2024	$10,492
The total amount of gross unrecognized tax benefit that, if realized, would favorably affect the Company’s effective income tax rate in future periods, was $10.5 million and $10.7 million as of December 31, 2024 and 2023, respectively. The Company recognizes interest and penalties related to uncertain tax positions in interest and other income (expense), net in the Consolidated Statements of Operations, accruing $0.3 million, $0.2 million, and $0.2 million for the years ended December 31, 2024, 2023, and 2022, respectively. Accrued interest and penalties are included within other long-term liabilities on the Consolidated Balance Sheets. The combined amount of cumulative accrued interest and penalties was approximately $0.6 million, $0.4 million, and $0.2 million for the years ended December 31, 2024, 2023, and 2022, respectively. The Company does not believe there will be any significant changes in its unrecognized tax positions over the next twelve months.
Note 18.    Restructuring Expenses
During 2022, the Company underwent several restructuring initiatives which consisted of: (i) certain domestic and international restructurings in order to enhance and streamline certain engineering functions for its domestic operations and to realign its international sales organization to better serve its customers in various international markets, (ii) integration and functionalization of certain acquisitions, primarily the 340B Link business acquisition, to further accelerate the expansion of the Company’s pharmacy inventory management capabilities, and (iii) committing to a plan to reduce the Company’s headcount as part of the Company’s expense containment efforts implemented due to ongoing macroeconomic headwinds. During the year ended December 31, 2022, the restructuring plans incurred $22.8 million of employee severance costs and related expenses. As of December 31, 2024 and 2023, there was no unpaid balance related to the 2022 restructuring initiatives.
During 2023, due to challenging industry dynamics and macroeconomic conditions, the Company underwent several expense containment measures such as a reduction of its headcount across many of its functions and a reduction of its real estate footprint. During the year ended December 31, 2023, the restructuring initiatives incurred $15.5 million of employee severance costs and related expenses, net of reversals. As of December 31, 2024 and 2023, the unpaid balance related to the 2023 initiatives was $0.6 million and $8.9 million, respectively.
On April 26, 2024, the Company’s management committed to the wind down of the Company’s Medimat Robotic Dispensing System (“RDS”) product line, subject to local law and statutory works council consultation requirements. During the year ended December 31, 2024, the Company incurred approximately $6.6 million of employee severance costs and other expenses related to the RDS product line wind down, net of immaterial reversals of previously recognized restructuring expenses. As of December 31, 2024, the unpaid balance related to this restructuring event was $2.5 million. In addition, during the year ended December 31, 2024, the Company incurred $5.4 million of inventory write-down charges related to the RDS product line wind down that were recorded to cost of revenues in the Company’s Consolidated Statements of Operations.

Refer to Note 13, Lessee Leases for information regarding the Company’s restructuring activities for the reduction of its real estate footprint and optimization of certain leased facilities.
The following table summarizes the total employee-related restructuring expense, net of reversals:

	Year Ended December 31,
	2024	2023	2022

	(In thousands)
Cost of product and service revenues	$4,504	$3,089	$8,018
Research and development	419	3,829	3,615
Selling, general, and administrative	230	8,621	11,170
Total restructuring expenses, net of reversals	$5,153	$15,539	$22,803

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period (1)	Charged (Credited) to Costs and Expenses (2)	Amounts Written Off (3)	Other Adjustments (4)	Balance at End of Period (1)

	(In thousands)
Year ended December 31, 2022
Accounts receivable and unbilled receivables	$5,272	$2,658	$(2,551)	$(226)	$5,153
Long-term unbilled receivables	26	9	—	—	35
Net investment in sales-type leases	228	80	—	—	308
Total allowances deducted from assets	$5,526	$2,747	$(2,551)	$(226)	$5,496

Year ended December 31, 2023
Accounts receivable and unbilled receivables	$5,153	$2,726	$(2,441)	$126	$5,564
Long-term unbilled receivables	35	(4)	—		31
Net investment in sales-type leases	308	(51)	—	—	257
Total allowances deducted from assets	$5,496	$2,671	$(2,441)	$126	$5,852

Year ended December 31, 2024
Accounts receivable and unbilled receivables	$5,564	$3,943	$(2,691)	$(171)	$6,645
Long-term unbilled receivables	31	48	—		79
Net investment in sales-type leases	257	(116)	—	—	141
Total allowances deducted from assets	$5,852	$3,875	$(2,691)	$(171)	$6,865
__________________________________________________
(1)Allowance for credit losses.
(2)Represents amounts charged and credited for provisions for credit losses.
(3)Represents amounts written off from the allowance and receivable.
(4)Represents other adjustments, such as foreign currency translation adjustments.

INDEX TO EXHIBITS

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

2.1	Securities Purchase Agreement, dated October 29, 2015, by and among Omnicell International, Inc., Omnicell, Inc., Aesynt Holding, L.P., Aesynt, Ltd., and Aesynt Holding Coöperatief U.A.	8-K	2.1	10/29/2015

2.2	Stock Purchase Agreement, dated November 28, 2016, among Omnicell, Inc., Ateb, Inc., Ateb Canada Ltd., the related stockholders and optionholders, and the stockholders’ agent	8-K	2.1	11/29/2016

2.3	Equity Purchase Agreement, dated August 11, 2020, by and among Omnicell, Inc., PSGH, LLC, BW Apothecary Holdings, LLC, the sellers identified therein and the sellers’ representative	8-K	2.1	8/12/2020

2.4	Amendment No. 1, dated October 1, 2020, to Equity Purchase Agreement, by and among Omnicell, Inc. and the sellers’ representative	10-Q	2.2	10/30/2020

3.1	Amended and Restated Certificate of Incorporation of Omnicell, Inc.	8-K	3.1	9/20/2001

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Omnicell, Inc.	10-Q	3.2	8/9/2010

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock	10-K	3.2	3/28/2003

3.4	Third Amended and Restated Bylaws of Omnicell, Inc.	8-K	3.1	10/21/2022

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, and 3.4

4.2	Form of Common Stock Certificate	S-1/A	4.1	7/24/2001

4.3	Description of Omnicell, Inc.’s Securities Registered Pursuant to Section 12 of the Exchange Act	10-K	4.7	2/26/2020

4.4	Indenture, dated as of September 25, 2020, by and between Omnicell, Inc. and U.S. Bank National Association, as Trustee	8-K	4.1	9/25/2020

4.5	Form of Global Note, representing Omnicell, Inc.’s 0.25% Convertible Senior Notes due 2025 (included as Exhibit A to the Indenture filed as Exhibit 4.4)	8-K	4.2	9/25/2020

4.6	Indenture, dated as of November 22, 2024, by and between Omnicell, Inc. and U.S. Bank National Association, as Trustee	8-K	4.1	11/25/2024

4.7	Form of Global Note, representing Omnicell, Inc.’s 1.00% Convertible Senior Notes due 2029 (included as Exhibit A to the Indenture filed as Exhibit 4.1)	8-K	4.2	11/25/2024

10.1*	Omnicell, Inc. Amended and Restated 1997 Employee Stock Purchase Plan, as amended	S-8	99.1	5/26/2023

10.2*	Omnicell, Inc. 2009 Equity Incentive Plan, as amended	S-8	99.1	6/21/2024

10.3*	Form of Restricted Stock Unit Award Agreement for the 2009 Equity Incentive Plan, as amended	10-Q	10.4	8/9/2012

10.4*	Form of Performance Cash Award Grant Notice and Form of Performance Cash Award Agreement for the 2009 Equity Incentive Plan, as amended	10-Q	10.5	8/9/2012

10.5*	Form of Restricted Stock Bonus Grant Notice and Form of Restricted Stock Bonus Agreement for 2009 Equity Incentive Plan, as amended	S-8	99.4	5/24/2018

10.6*	Form of Option Grant Notice and Form of Option Agreement for 2009 Equity Incentive Plan, as amended	8-K	10.1	3/8/2019

10.7*	Form of Option Grant Notice and Form of Global Option Agreement for 2009 Equity Incentive Plan, as amended	10-Q	10.1	7/31/2020

10.8*	Form of Restricted Stock Unit Grant Notice and Form of Global Restricted Stock Unit Award Agreement for 2009 Equity Incentive Plan, as amended (July 2020)	10-K	10.9	2/24/2021

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

10.9*	Form of Restricted Stock Unit Grant Notice and Form of Global Restricted Stock Unit Award Agreement for 2009 Equity Incentive Plan, as amended (February 2021)	10-K	10.10	2/24/2021

10.10	Lease Agreement, dated December 21, 2001, by and between TC Northeast Metro, Inc. and Aesynt Incorporated (formerly McKesson Automation Inc.)	10-Q	10.3	5/6/2016

10.11	First Amendment to Lease, dated April 8, 2005, by and between Multi-Employer Property Trust and Aesynt Incorporated (formerly McKesson Automation Inc.)	10-K	10.24	2/24/2021

10.12	Second Amendment to Lease, dated April 21, 2008, by and between NewTower Trust Company Multi-Employer Property Trust and Aesynt Incorporated (formerly McKesson Automation Inc.)	10-K	10.25	2/24/2021

10.13	Third Amendment to Lease, dated January 11, 2011, between Cranberry Cochran Road, L.P., et al. and Aesynt Incorporated (formerly McKesson Automation Inc.)	10-K	10.26	2/24/2021

10.14	Fourth Amendment to Lease, dated October 29, 2013, between McKnight Cranberry III, L.P. and Aesynt Incorporated (formerly McKesson Automation Inc.)	10-K	10.27	2/24/2021

10.15	Fifth Amendment to Lease, dated April 28, 2017, between McKnight Cranberry III, L.P. and Aesynt Incorporated	10-Q	10.3	5/5/2017

10.16	Sixth Amendment to Lease, dated November 11, 2019, between McKnight Cranberry III, L.P. and Aesynt Incorporated	10-K	10.39	2/26/2020

10.17	Form of Convertible Note Hedge Confirmation	8-K	10.1	9/25/2020

10.18	Form of Warrant Confirmation	8-K	10.2	9/25/2020

10.19*	Promotion letter between Omnicell, Inc. and Corey J. Manley dated May 18, 2022	10-K	10.31	3/1/2023

10.20*	Offer Letter between Omnicell, Inc. and Nchacha E. Etta dated April 30, 2023	10-Q	10.3	8/4/2023

10.21*	Form of Option Grant Notice and Form of Global Option Agreement for 2009 Equity Incentive Plan, as amended (May 2023)	10-Q	10.4	8/4/2023

10.22*	Omnicell, Inc. Executive Severance Plan	10-Q	10.1	11/3/2023

10.23*	Form of Restricted Stock Unit Notice and Form of Global Restricted Stock Unit Award Agreement for 2009 Equity Incentive Plan, as amended (August 2023)	10-Q	10.3	11/3/2023

10.24*	Form of Director and Officer Indemnity Agreement	10-K	10.32	2/28/2024

10.25*	Omnicell, Inc. Executive Bonus Plan	10-Q	10.1	5/7/2024

10.26*	Offer letter between Omnicell, Inc. and Nnamdi Njoku dated August 15, 2024	10-Q	10.1	11/8/2024

10.27	First Amendment to Second Amended and Restated Credit Agreement, dated as of November 18, 2024 among Omnicell, Inc., the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent	8-K	10.1	11/18/2024

10.28	Form of Confirmation for Purchased Options	8-K	10.1	11/25/2024

10.29	Form of Confirmation for Warrants	8-K	10.2	11/25/2024

19.1*+	Insider Trading Policies

21.1+	Subsidiaries of the Registrant

23.1+	Consent of Independent Registered Public Accounting Firm

24.1+	Power of Attorney (included on the signature pages hereto)

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

31.1+	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

31.2+	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

32.1+
Certification of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)

97.1	Compensation Clawback Policy	10-K	97.1	2/28/2024

101.INS+	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH+	Inline XBRL Taxonomy Extension Schema Document

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104+	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
_________________________________________________
*    Indicates a management contract, compensation plan, or arrangement.
+    Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMNICELL, INC.
Date:	February 27, 2025	By:	/s/ NCHACHA E. ETTA
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

Signature	Title	Date

/s/ RANDALL A. LIPPS	Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)	February 27, 2025
Randall A. Lipps

/s/ NCHACHA E. ETTA	Executive Vice President & Chief Financial Officer (Principal Financial Officer)	February 27, 2025
Nchacha E. Etta

/s/ BRIAN H. NUTT	Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	February 27, 2025
Brian H. Nutt

/s/ JOANNE B. BAUER		February 27, 2025
Joanne B. Bauer	Director

/s/ EDWARD P. BOUSA		February 27, 2025
Edward P. Bousa	Director

/s/ MARY A. GARRETT		February 27, 2025
Mary A. Garrett	Director

/s/ KAUSHIK GHOSHAL		February 27, 2025
Kaushik Ghoshal	Director

/s/ MARK W. PARRISH		February 27, 2025
Mark W. Parrish	Director

/s/ BRUCE E. SCOTT		February 27, 2025
Bruce E. Scott	Director

/s/ ROBIN G. SEIM		February 27, 2025
Robin G. Seim	Director

/s/ EILEEN J. VOYNICK		February 27, 2025
Eileen J. Voynick	Director
S-1