Form 10-Q
period 2025-03-31
OMNICELL, INC.
filed 2025-05-07
CIK 926326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of April 30, 2025, there were 46,843,604 shares of the registrant’s common stock, $0.001 par value, outstanding.

OMNICELL, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
OMNICELL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2025	December 31, 2024

	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$386,826	$369,201
Accounts receivable and unbilled receivables, net of allowances of $6,951 and $6,645, respectively	251,597	256,398
Inventories	91,142	88,659
Prepaid expenses	26,751	25,942
Other current assets	83,351	75,293
Total current assets	839,667	815,493
Property and equipment, net	115,786	112,692
Long-term investment in sales-type leases, net	52,534	52,744
Operating lease right-of-use assets	29,294	25,607
Goodwill	735,956	734,727
Intangible assets, net	182,552	188,266
Long-term deferred tax assets	61,362	57,469
Prepaid commissions	57,758	54,656
Other long-term assets	76,561	79,306
Total assets	$2,151,470	$2,120,960

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$53,271	$51,782
Accrued compensation	46,077	60,307
Accrued liabilities	173,627	167,895
Deferred revenues	159,995	141,370
Convertible senior notes, net	174,562	174,324
Total current liabilities	607,532	595,678
Long-term deferred revenues	78,370	76,123
Long-term deferred tax liabilities	1,166	1,108
Long-term operating lease liabilities	33,020	31,123
Other long-term liabilities	7,582	7,218
Convertible senior notes, net	166,700	166,397
Total liabilities	894,370	877,647
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value, 100,000 shares authorized; 57,127 and 56,665 shares issued; 46,844 and 46,382 shares outstanding, respectively	57	57
Treasury stock at cost, 10,283 shares outstanding	(290,319)	(290,319)
Additional paid-in capital	1,185,304	1,167,882
Retained earnings	375,865	382,888
Accumulated other comprehensive loss	(13,807)	(17,195)
Total stockholders’ equity	1,257,100	1,243,313
Total liabilities and stockholders’ equity	$2,151,470	$2,120,960
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2025	2024

	(In thousands, except per share data)
Revenues:
Product revenues	$145,168	$133,295
Service revenues	124,500	112,856
Total revenues	269,668	246,151
Cost of revenues:
Cost of product revenues	85,585	92,441
Cost of service revenues	73,147	61,087
Total cost of revenues	158,732	153,528
Gross profit	110,936	92,623
Operating expenses:
Research and development	20,526	22,056
Selling, general, and administrative	102,029	92,414
Total operating expenses	122,555	114,470
Loss from operations	(11,619)	(21,847)
Interest and other income (expense), net	2,089	4,016
Loss before income taxes	(9,530)	(17,831)
Benefit from income taxes	(2,507)	(2,155)
Net loss	$(7,023)	$(15,676)
Net loss per share:
Basic	$(0.15)	$(0.34)
Diluted	$(0.15)	$(0.34)
Weighted-average shares outstanding:
Basic	46,596	45,732
Diluted	46,596	45,732
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended March 31,
	2025	2024

	(In thousands)
Net loss	$(7,023)	$(15,676)
Other comprehensive income (loss):
Foreign currency translation adjustments	3,388	(1,399)
Other comprehensive income (loss)	3,388	(1,399)
Comprehensive loss	$(3,635)	$(17,075)
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
	Shares	Amount	Shares	Amount

	(In thousands)
Balances as of December 31, 2024	56,665	$57	(10,283)	$(290,319)	$1,167,882	$382,888	$(17,195)	$1,243,313
Net loss	—	—	—	—	—	(7,023)	—	(7,023)
Other comprehensive income	—	—	—	—	—	—	3,388	3,388
Share-based compensation	—	—	—	—	11,547	—	—	11,547
Issuance of common stock under employee stock plans	462	—	—	—	8,266	—	—	8,266
Tax payments related to restricted stock units	—	—	—	—	(2,391)	—	—	(2,391)
Balances as of March 31, 2025	57,127	$57	(10,283)	$(290,319)	$1,185,304	$375,865	$(13,807)	$1,257,100

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
	Shares	Amount	Shares	Amount

	(In thousands)
Balances as of December 31, 2023	55,822	$56	(10,283)	$(290,319)	$1,122,292	$370,357	$(13,432)	$1,188,954
Net loss	—	—	—	—	—	(15,676)	—	(15,676)
Other comprehensive loss	—	—	—	—	—	—	(1,399)	(1,399)
Share-based compensation	—	—	—	—	9,381	—	—	9,381
Issuance of common stock under employee stock plans	385	—	—	—	8,042	—	—	8,042
Tax payments related to restricted stock units	—	—	—	—	(705)	—	—	(705)
Balances as of March 31, 2024	56,207	$56	(10,283)	$(290,319)	$1,139,010	$354,681	$(14,831)	$1,188,597
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2025	2024

	(In thousands)
Operating Activities
Net loss	$(7,023)	$(15,676)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	19,995	21,253
Loss on disposal of assets	111	39
Share-based compensation expense	10,786	8,641
Deferred income taxes	(3,835)	(4,609)
Amortization of operating lease right-of-use assets	1,846	1,930
Amortization of debt issuance costs	735	971
Changes in operating assets and liabilities:
Accounts receivable and unbilled receivables	5,545	3,393
Inventories	(2,483)	6,302
Prepaid expenses	(809)	(619)
Other current assets	(3,401)	928
Investment in sales-type leases	84	(1,125)
Prepaid commissions	(3,102)	2,223
Other long-term assets	1,650	836
Accounts payable	931	(1,443)
Accrued compensation	(14,230)	(10,278)
Accrued liabilities	1,380	5,063
Deferred revenues	20,184	34,121
Operating lease liabilities	(2,804)	(2,778)
Other long-term liabilities	364	781
Net cash provided by operating activities	25,924	49,953
Investing Activities
External-use software development costs	(4,567)	(3,383)
Purchases of property and equipment	(11,172)	(8,957)
Net cash used in investing activities	(15,739)	(12,340)
Financing Activities
Proceeds from issuances under stock-based compensation plans	8,266	8,042
Employees’ taxes paid related to restricted stock units	(2,391)	(705)
Change in customer funds, net	(1,837)	4,589
Net cash provided by financing activities	4,038	11,926
Effect of exchange rate changes on cash and cash equivalents	1,565	(556)
Net increase in cash, cash equivalents, and restricted cash	15,788	48,983
Cash, cash equivalents, and restricted cash at beginning of period	398,614	500,979
Cash, cash equivalents, and restricted cash at end of period	$414,402	$549,962
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (UNAUDITED)

	Three Months Ended March 31,
	2025	2024

	(In thousands)
Reconciliation of cash, cash equivalents, and restricted cash to the Condensed Consolidated Balance Sheets:
Cash and cash equivalents	$386,826	$512,364
Restricted cash included in other current assets	27,576	37,598
Cash, cash equivalents, and restricted cash at end of period	$414,402	$549,962
Supplemental disclosure of non-cash investing activities
Unpaid purchases of property and equipment	$976	$483
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
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the financial position of the Company as of March 31, 2025 and December 31, 2024, and the results of operations, comprehensive loss, and cash flows for the three months ended March 31, 2025 and 2024. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) have been condensed or omitted in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 27, 2025. The Company’s results of operations, comprehensive loss, and cash flows for the three months ended March 31, 2025 are not necessarily indicative of results that may be expected for the year ending December 31, 2025, or for any future period.
Principles of Consolidation
The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s Condensed Consolidated Financial Statements and accompanying Notes to Condensed Consolidated Financial Statements. These estimates are based on historical experience and various other assumptions that management believes to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact the Company in the future, actual results may be different from the estimates. The Company’s critical accounting estimates are those that affect its financial statements materially and involve difficult, subjective, or complex judgments by management. Those estimates are revenue recognition, inventory valuation, and accounting for income taxes. As of March 31, 2025, the Company is not aware of any events or circumstances that would require an update to its estimates, judgments, or revisions to the carrying value of its assets or liabilities.
Segment Reporting
The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The Company’s Chief Operating Decision Maker (“CODM”) is its Chief Executive Officer. The CODM allocates resources and evaluates the performance of the Company at the consolidated level using the Company’s consolidated net income (loss). In addition, the CODM is provided with certain segment assets and liabilities, primarily those that impact liquidity, as well as certain significant expenses. All significant operating decisions are based upon an analysis of the Company as one operating segment, which is the same as its reporting segment. Refer to Note 2, Segment Information, for further information regarding the Company’s segment disclosures.
Recently Adopted Authoritative Guidance
There was no recently adopted authoritative guidance that is expected to have a material impact on the Company’s Condensed Consolidated Financial Statements through the reporting date.

Recently Issued Authoritative Guidance
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The amendments are effective for the Company’s annual periods beginning January 1, 2025, with early adoption permitted, and should be applied either prospectively or retrospectively. The Company is currently evaluating the impact ASU 2023-09 will have on its consolidated financial statements, which is limited to financial statements disclosures.
In March 2024, the SEC issued final rules under SEC Release No. 33-11275, “The Enhancement and Standardization of Climate-Related Disclosures for Investors,” to require registrants to disclose certain climate-related information, including Scope 1 and Scope 2 greenhouse gas emissions and other climate-related topics, if material, in registration statements and annual reports. In April 2024, the SEC voluntarily stayed its climate disclosure rules as a result of pending legal challenges to facilitate an orderly judicial resolution. In March 2025, the SEC stated that it has ended its defense of the rule. The Company will continue to monitor any developments in the SEC’s rule and related litigation to determine what, if any, impact it will have on its consolidated financial statement disclosures.
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
Note 2. Segment Information
The Company’s one reportable segment derives revenues from sales of its products and related services, as described in Note 3, Revenues, which are sold in its principal market, the healthcare industry.
As the Company has a single reportable segment and is managed on a consolidated basis, the measure of segment profit or loss that the CODM uses to allocate resources and assess performance is consolidated net income (loss) as reported on the Condensed Consolidated Statements of Operations. The CODM uses this key measure to evaluate income generated from segment assets in deciding how to reinvest profits as well as monitor budget versus actual results.
The CODM is also provided with certain segment assets, primarily those that impact liquidity, such as cash and cash equivalents, accounts receivable and inventories, as well as certain liabilities such as accounts payable and outstanding debt. Assets and liabilities provided to the CODM are consistent with those reported on the Condensed Consolidated Balance Sheets. In addition, the CODM is regularly provided with significant expenses, which are adjusted cost of revenues and adjusted operating expenses. These significant expenses are adjusted for certain non-cash charges and expenses that are unrelated to the Company’s ongoing operations. Adjusted cost of revenues include cost of product revenues and cost of service revenues, and exclude certain items such as share-based compensation expense, amortization of acquired intangibles, and certain restructuring and severance charges. Adjusted operating expenses include research and development, and selling, general and administrative expenses, and exclude certain items such as share-based compensation expense, amortization of acquired intangibles, legal and regulatory expenses, and certain restructuring and severance charges. Depreciation and amortization expense for the Company’s single reportable segment was $20.0 million and $21.3 million for the three months ended March 31, 2025 and 2024, respectively.

The following table summarizes the Company’s reportable segment revenues and significant expenses, reconciled to the Company’s consolidated net loss:

	Three Months Ended March 31,
	2025	2024

	(In thousands)
Total revenues	$269,668	$246,151
Less:
Adjusted cost of revenues	(156,007)	(148,157)
Adjusted operating expenses	(104,354)	(101,722)
Other segment items (1)	(20,926)	(18,119)
Interest and other income (expense), net	2,089	4,016
Benefit from income taxes	(2,507)	(2,155)
Net loss	$(7,023)	$(15,676)
_________________________________________________
(1) Other segment items include certain non-cash charges and expenses that are unrelated to the Company’s ongoing operations. Such charges and expenses consist of items such as share-based compensation, amortization of acquired intangible assets, legal and regulatory expenses, and certain restructuring and severance charges.
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

A portion of the Company’s sales are made to customers who are members of Group Purchasing Organizations (“GPOs”) and Federal agencies that purchase under a Federal Supply Schedule Contract with the Department of Veterans Affairs (the “GSA Contract”). GPOs are often fully or partially owned by the Company’s customers, and the Company pays fees to the GPO on completed contracts. The Company also pays the Industrial Funding Fee (“IFF”) to the Department of Veterans Affairs under the GSA Contract. The Company considers these fees consideration paid to customers and records them as reductions to revenue. Fees to GPOs and the IFF were $2.2 million and $2.0 million for the three months ended March 31, 2025 and 2024, respectively.
Disaggregation of Revenues
The following table summarizes the Company’s revenues disaggregated by revenue type:

	Three Months Ended March 31,
	2025	2024

	(In thousands)
Connected devices, software licenses, and other	$120,077	$111,069
Consumables	25,091	22,226
Technical services	61,379	58,515
SaaS and Expert Services	63,121	54,341
Total revenues	$269,668	$246,151
The following table summarizes the Company’s revenues disaggregated by geographic region, which is determined based on customer location:

	Three Months Ended March 31,
	2025	2024

	(In thousands)
United States	$249,264	$218,176
Rest of world (1)	20,404	27,975
Total revenues	$269,668	$246,151
_________________________________________________
(1)    No individual country represented more than 10% of total revenues.
Contract Assets and Contract Liabilities
The following table reflects the Company’s contract assets and contract liabilities:

	March 31, 2025	December 31, 2024

	(In thousands)
Short-term unbilled receivables, net (1)	$33,422	$32,917
Long-term unbilled receivables, net (2)	6,703	7,873
Total contract assets	$40,125	$40,790

Short-term deferred revenues	$159,995	$141,370
Long-term deferred revenues	78,370	76,123
Total contract liabilities	$238,365	$217,493
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
During the three months ended March 31, 2025, the Company recognized revenues of $54.2 million that were included in the corresponding gross short-term deferred revenues balance of $141.4 million as of December 31, 2024.

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
In addition, the Company has remaining performance obligations associated with contracts for which the associated products have been accepted or associated services have started, but where invoicing has not yet occurred and therefore are not reflected in deferred revenue. These remaining performance obligations are comprised of the non-variable portions of technical services and SaaS and Expert Services provided under non-cancellable contracts with minimum commitments. Remaining performance obligations which are not included in deferred revenues were $390.4 million as of March 31, 2025. Remaining performance obligations are expected to be recognized ratably over the remaining terms of the associated contracts, which terms vary but are generally not more than ten years. Remaining performance obligations do not include product obligations, services where the associated product has not been accepted, services which have not yet started, variable portions of services, and certain other obligations.
Significant Customers
There were no customers that accounted for more than 10% of the Company’s total revenues for the three months ended March 31, 2025 and 2024. Also, there were no customers that accounted for more than 10% of the Company’s accounts receivable and unbilled receivables balance as of March 31, 2025 and December 31, 2024.
Note 4. Net Loss Per Share
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
The basic and diluted net loss per share calculations were as follows:

	Three Months Ended March 31,
	2025	2024

	(In thousands, except per share data)
Net loss	$(7,023)	$(15,676)
Weighted-average shares outstanding – basic and diluted	46,596	45,732

Net loss per share – basic and diluted	$(0.15)	$(0.34)

Anti-dilutive weighted-average shares related to stock award plans	3,745	3,276
Anti-dilutive weighted-average shares related to convertible senior notes and warrants	9,622	11,816
Note 5. Cash and Cash Equivalents and Fair Value of Financial Instruments
Cash and cash equivalents of $386.8 million and $369.2 million as of March 31, 2025 and December 31, 2024, respectively, consisted of bank accounts and highly-liquid U.S. Government money market funds held in sweep and asset management accounts with financial institutions of high credit quality. As of March 31, 2025 and December 31, 2024, cash equivalents were $341.6 million and $328.0 million, respectively, which consisted of money market funds held in sweep and asset management accounts. The Company recorded interest income on its cash and cash equivalents of $3.6 million and $6.0 million for the three months ended March 31, 2025 and 2024, respectively, which is included within interest and other income (expense), net in the Condensed Consolidated Statements of Operations.
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
The following table summarizes the carrying amounts, net of unamortized debt issuance costs, and fair values of the convertible senior notes:

	March 31, 2025	December 31, 2024

	(In thousands)
Net carrying amount:
2025 Notes	174,562	174,324
2029 Notes	166,700	166,397
Total net carrying amount	$341,262	$340,721

Fair value:
2025 Notes	$170,518	$167,129
2029 Notes	161,546	181,320
Total fair value	$332,064	$348,449

Note 6. Balance Sheet Components
Balance sheet details are presented in the tables below:

	March 31, 2025	December 31, 2024

	(In thousands)
Inventories:
Raw materials	$34,417	$33,501
Work in process	2,255	1,515
Finished goods	54,470	53,643
Total inventories	$91,142	$88,659

Other current assets:
Funds held for customers, including restricted cash (1)	$51,968	$47,846
Deferred cost of sales	10,953	8,704
Net investment in sales-type leases, current portion	12,601	12,475
Prepaid income taxes	2,495	1,334
Other current assets	5,334	4,934
Total other current assets	$83,351	$75,293

Other long-term assets:
External-use software development costs, net	$57,535	$58,436
Unbilled receivables, net	6,703	7,873
Deferred debt issuance costs	2,746	2,940
Other long-term assets	9,577	10,057
Total other long-term assets	$76,561	$79,306

Accrued liabilities:
Operating lease liabilities, current portion	$11,545	$10,702
Customer fund liabilities	51,968	47,846
Advance payments from customers	13,092	12,760
Rebate liabilities	47,275	49,300
Taxes payable	12,899	11,443
Other accrued liabilities	36,848	35,844
Total accrued liabilities	$173,627	$167,895
_________________________________________________
(1)    Includes restricted cash of $27.6 million and $29.4 million as of March 31, 2025 and December 31, 2024, respectively.
The Company capitalizes certain costs associated with cloud computing arrangements that are associated with service contracts, which are amortized using the straight-line method over the term of the arrangement. As of March 31, 2025 and December 31, 2024, capitalized costs associated with cloud computing arrangements, net of accumulated amortization, were $5.2 million and $5.0 million, respectively.

The following table summarizes the changes in accumulated balances of other comprehensive income (loss), which consisted of foreign currency translation adjustments:

	Three Months Ended March 31,
	2025	2024

	(In thousands)
Beginning balance	$(17,195)	$(13,432)
Other comprehensive income (loss):	3,388	(1,399)
Ending balance	$(13,807)	$(14,831)
Note 7. Property and Equipment
The following table represents the property and equipment balances:

	March 31, 2025	December 31, 2024

	(In thousands)
Equipment	$101,335	$99,728
Furniture and fixtures	4,687	4,809
Leasehold improvements	17,075	17,722
Purchased software and internal-use software development costs	152,563	146,287
Construction in progress	16,098	12,539
Property and equipment, gross	291,758	281,085
Accumulated depreciation and amortization	(175,972)	(168,393)
Total property and equipment, net	$115,786	$112,692
Depreciation and amortization expense of property and equipment was $8.6 million for both the three months ended March 31, 2025 and 2024.
The geographic location of the Company’s property and equipment, net, is based on the physical location in which it is located. The following table summarizes the geographic information for property and equipment, net:

	March 31, 2025	December 31, 2024

	(In thousands)
United States	$112,344	$109,534
Rest of world	3,442	3,158
Total property and equipment, net	$115,786	$112,692
Note 8. External-Use Software Development Costs
The carrying amounts of external-use software development costs were as follows:

	March 31, 2025	December 31, 2024

	(In thousands)
Gross carrying amount	$254,111	$249,335
Accumulated amortization	(196,576)	(190,899)
External-use software development costs, net (1)	$57,535	$58,436
_________________________________________________
(1)     Included in other long-term assets in the Condensed Consolidated Balance Sheets.
The Company recorded $5.7 million and $6.7 million to cost of product revenues for amortization of external-use software development costs for the three months ended March 31, 2025 and 2024, respectively.

The estimated future amortization expenses for external-use software development costs were as follows:

March 31, 2025

(In thousands)
Remaining nine months of 2025	$15,923
2026	17,169
2027	11,236
2028	7,379
2029	4,752
Thereafter	1,076
Total	$57,535
Note 9. Goodwill and Intangible Assets
Goodwill
The following table represents changes in the carrying amount of goodwill:

(In thousands)
Balance as of December 31, 2024	$734,727
Foreign currency exchange rate fluctuations	1,229
Balance as of March 31, 2025	$735,956
Intangible Assets, Net
The carrying amounts and useful lives of intangible assets were as follows:

	March 31, 2025
	Gross carrying amount (1)	Accumulated amortization	Foreign currency exchange rate fluctuations	Net carrying amount	Useful life (years)

	(In thousands, except for years)
Customer relationships	$307,418	$(137,712)	$(1,299)	$168,407	4 - 30
Acquired technology	46,134	(33,428)	—	12,706	4 - 20
Trade names	2,400	(1,700)	—	700	5
Patents	1,683	(944)	—	739	2 - 20
Total intangible assets, net	$357,635	$(173,784)	$(1,299)	$182,552

	December 31, 2024
	Gross carrying amount (1)	Accumulated amortization	Foreign currency exchange rate fluctuations	Net carrying amount	Useful life (years)

	(In thousands, except for years)
Customer relationships	$307,418	$(133,111)	$(1,373)	$172,934	4 - 30
Acquired technology	46,134	(32,421)	—	13,713	4 - 20
Trade names	2,400	(1,580)	—	820	5
Patents	2,291	(1,492)	—	799	2 - 20
Total intangible assets, net	$358,243	$(168,604)	$(1,373)	$188,266
_________________________________________________
(1)    The differences in gross carrying amounts between periods are primarily due to the write-off of certain fully amortized intangible assets.
Amortization expense of intangible assets was $5.8 million and $6.0 million for the three months ended March 31, 2025 and 2024, respectively.
The estimated future amortization expenses for amortizable intangible assets were as follows:

March 31, 2025

(In thousands)
Remaining nine months of 2025	$15,440
2026	18,033
2027	16,200
2028	15,145
2029	13,647
Thereafter	104,087
Total	$182,552
Note 10. Debt and Credit Agreement
On November 15, 2019, Omnicell, Inc. entered into an Amended and Restated Credit Agreement (as amended, the “Prior A&R Credit Agreement”) with the lenders from time to time party thereto, Wells Fargo Securities, LLC, Citizens Bank, N.A., and JPMorgan Chase Bank, N.A., as joint lead arrangers, and Wells Fargo Bank, National Association, as administrative agent. As referred to in this Note 10, “Omnicell, Inc.” refers only to Omnicell, Inc., excluding its subsidiaries. The Prior A&R Credit Agreement provided for (a) a five-year revolving credit facility of $500.0 million (the “Prior Revolving Credit Facility”) and (b) an uncommitted incremental loan facility of up to $250.0 million (the “Prior Incremental Facility”). In addition, the Prior A&R Credit Agreement included a letter of credit sub-limit of up to $15.0 million and a swing line loan sub-limit of up to $25.0 million. The Prior A&R Credit Agreement was subsequently amended on September 22, 2020 and March 29, 2023, to permit the issuance of the convertible senior notes and the purchase of the convertible note hedge transactions (as described in Note 11, Convertible Senior Notes), expand the Company’s flexibility to make restricted payments (including common stock repurchases), and replace the total net leverage covenant, as well as to remove and replace the interest rate benchmark based on the London interbank offered rate (“LIBOR”) and related LIBOR-based mechanics with an interest rate benchmark based on the secured overnight financing rate (“SOFR”) as administered by the Federal Reserve Bank of New York and related SOFR-based mechanics.
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
On November 18, 2024, Omnicell, Inc., as borrower, entered into a First Amendment to Second Amended and Restated Credit Agreement (the “Amendment”) with the lenders party thereto from time to time, and Wells Fargo Bank, National Association, as administrative agent for the lenders. Pursuant to the Amendment, effective as of November 19, 2024, the springing maturity for the revolving credit facility that is tied to the outstanding principal amount of Omnicell, Inc.’s existing 0.25% Convertible Senior Notes due 2025 (the “2025 Notes”) will apply only if more than $200 million in the aggregate principal amount of Omnicell, Inc.’s 2025 Notes remain outstanding as of 91 days prior to the maturity date of the 2025 Notes.
As of both March 31, 2025 and December 31, 2024, the Company had $350.0 million of funds available under the Current Revolving Credit Facility. As of March 31, 2025 and December 31, 2024, the Company had no outstanding balance under the Current Revolving Credit Facility. The Company was in compliance with all covenants as of March 31, 2025.
Note 11. Convertible Senior Notes
0.25% Convertible Senior Notes due 2025
On September 25, 2020, Omnicell, Inc. completed a private offering of $575.0 million aggregate principal amount of 0.25% convertible senior notes (the “2025 Notes”), including the exercise in full of the initial purchasers’ option to purchase up to an additional $75.0 million principal amount of the 2025 Notes. As referred to in this Note 11, “Omnicell, Inc.” or the “Company” refers only to Omnicell, Inc., excluding its subsidiaries. Omnicell, Inc. received proceeds from the issuance of the 2025 Notes of $559.7 million, net of $15.3 million of transaction fees and other debt issuance costs. The 2025 Notes bear interest at a rate of 0.25% per year, payable semiannually in arrears on March 15 and September 15 of each year, beginning on March 15, 2021. The 2025 Notes were issued pursuant to an indenture, dated September 25, 2020 (the “2025 Notes Indenture”), between the Company and U.S. Bank National Association, as trustee. The 2025 Notes are general senior, unsecured obligations of the Company and will mature on September 15, 2025, unless earlier redeemed, repurchased, or converted.
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
During the three months ended March 31, 2025 and December 31, 2024, none of the conditional conversion features of the 2025 Notes were triggered, and therefore, the 2025 Notes are not convertible during the second quarter of 2025, commencing on April 1, 2025, and were not convertible during the first quarter of 2025, commencing on January 1, 2025. As the 2025 Notes will mature on September 15, 2025, the Company classified the 2025 Notes as a current liability in its Condensed Consolidated Financial Statements as of both March 31, 2025 and December 31, 2024.
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
If the Company undergoes a fundamental change, holders may require, subject to certain exceptions, the Company to repurchase for cash all or any portion of their 2025 Notes at a fundamental change repurchase price equal to 100% of the principal amount of the 2025 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. As of March 31, 2025, none of the criteria for a fundamental change or a conversion rate adjustment had been met.
As of March 31, 2025, the Company may redeem for cash all or any portion of the 2025 Notes, at its option, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price for the 2025 Notes then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the 2025 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. If the Company redeems less than all of the outstanding 2025 Notes, at least $150.0 million aggregate principal amount of the 2025 Notes must be outstanding and not subject to redemption as of the date of the relevant notice of redemption. No sinking fund is provided for in the 2025 Notes.
Partial Repurchase of the 2025 Notes
In November 2024, the Company entered into separate, privately negotiated transactions with certain holders of the 2025 Notes to repurchase $400.0 million of aggregate principal amount of the 2025 Notes for approximately $391.0 million of cash. The Company accounted for the partial repurchase of 2025 Notes as a debt extinguishment and recorded a $7.2 million gain on extinguishment, which included a partial write-off of previously deferred debt issuance costs of $1.8 million during the three months ended December 31, 2024.
The debt issuance costs associated with the remaining 2025 Notes are being amortized to interest expense over the term of the 2025 Notes using an effective interest rate of 0.80%. As of March 31, 2025, the remaining life of the 2025 Notes and the related issuance cost accretion is approximately 0.5 years.

Following the partial repurchase of the 2025 Notes, the maximum number of shares issuable upon conversion, including the effect of a fundamental change and subject to other conversion rate adjustments, would be 1.8 million shares. As of March 31, 2025, the if-converted value of the 2025 Notes did not exceed the principal amount.
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
During the three months ended March 31, 2025 and December 31, 2024, none of the conditional conversion features of the 2029 Notes were triggered, and therefore, the 2029 Notes are not convertible during the second quarter of 2025, commencing on April 1, 2025, and were not convertible during the first quarter of 2025, commencing on January 1, 2025.
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
If the Company undergoes a fundamental change (as defined in the 2029 Notes Indenture), holders may require, subject to certain exceptions, the Company to repurchase for cash all or any portion of their 2029 Notes at a fundamental change repurchase price equal to 100% of the principal amount of the 2029 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. As of March 31, 2025, none of the criteria for a fundamental change or a conversion rate adjustment had been met.
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
The debt issuance costs associated with the 2029 Notes are being amortized to interest expense over the term of the 2029 Notes using an effective interest rate of 1.75%. As of March 31, 2025, the remaining life of the 2029 Notes and the related issuance cost accretion is approximately 4.7 years.
The maximum number of shares issuable upon conversion, including the effect of a fundamental change and subject to other conversion rate adjustments, would be 3.0 million shares. As of March 31, 2025, the if-converted value of the 2029 Notes did not exceed the principal amount.
The 2025 Notes and the 2029 Notes consisted of the following balances:

	March 31, 2025	December 31, 2024

	(In thousands)
2025 Notes:
Principal amount	$175,000	$175,000
Unamortized debt issuance costs	(438)	(676)
Convertible senior notes, net, current	$174,562	$174,324

2029 Notes:
Principal amount	$172,500	$172,500
Unamortized debt issuance costs	(5,800)	(6,103)
Convertible senior notes, net, noncurrent	$166,700	$166,397
The following table summarizes the components of interest expense resulting from the 2025 Notes and the 2029 Notes recognized in interest and other income (expense), net in the Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
	2025	2024

	(In thousands)
Contractual coupon interest:
2025 Notes	$109	$359
2029 Notes	431	—
Amortization of debt issuance costs:
2025 Notes	$238	$777
2029 Notes	303	—
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
The convertible note hedges related to the 2025 Notes consisted of call options for the Company to purchase, subject to anti-dilution adjustments substantially similar to those applicable to the 2025 Notes, up to approximately 5.9 million shares of the Company’s common stock, which is equal to the number of shares of the Company’s common stock underlying the 2025 Notes at the time of its issuance, at an initial strike price of approximately $97.32 per share. The convertible note hedges related to the 2029 Notes consisted of call options for the Company to purchase up to, subject to anti-dilution adjustments substantially similar to those applicable to the 2029 Notes, approximately 3.0 million shares of the Company’s common stock, which is equal to the number of shares of the Company’s common stock underlying the 2029 Notes at the time of its issuance, at an initial strike price of approximately $57.25 per share. The convertible note hedges will expire upon the maturity of the respective convertible notes, if not earlier exercised or terminated. The cost of the convertible note hedges related to the 2025 Notes and the 2029 Notes was approximately $100.6 million and $40.3 million, respectively, and each was accounted for as an equity instrument, each of which was recorded in additional paid-in capital in the Condensed Consolidated Balance Sheets. In addition, the Company recorded a deferred tax asset of $25.8 million and $10.2 million, respectively, at issuance related to the convertible note hedges for the 2025 Notes and the 2029 Notes. The convertible note hedges are expected generally to reduce the potential dilution to the Company’s common stock upon any conversion of the 2025 Notes or the 2029 Notes and/or offset any cash payments the Company may be required to make in excess of the principal amount of the converted 2025 Notes or the 2029 Notes.
Separately from the convertible note hedges, in September 2020 and November 2024, the Company entered into warrant transactions to sell to the respective option counterparties warrants to acquire, subject to customary anti-dilution adjustments, up to approximately 5.9 million shares of its common stock at an initial strike price of approximately $141.56 and approximately 3.0 million shares of its common stock at an initial strike price of approximately $84.82 per share related to the 2025 Notes and the 2029 Notes, respectively. The warrants require net share or net cash settlement upon the Company’s election. The Company received aggregate proceeds of approximately $51.3 million and $25.2 million for the issuance of the warrants related to the 2025 Notes and the 2029 Notes, respectively, which was recorded in additional paid-in capital at issuance in the Condensed Consolidated Balance Sheets. The warrants could separately have a dilutive effect to the Company’s common stock to the extent that the market price per share of its common stock, as measured under the warrants, exceeds the strike price of the warrants.
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
The following table presents the Company’s income recognized from sales-type leases:

	Three Months Ended March 31,
	2025	2024

	(In thousands)
Sales-type lease revenues	$5,818	$7,036
Cost of sales-type lease revenues	(2,937)	(4,187)
Selling profit on sales-type lease revenues	$2,881	$2,849
The receivables as a result of these types of transactions are collateralized by the underlying equipment leased and consist of the following components:

	March 31, 2025	December 31, 2024

	(In thousands)
Net minimum lease payments to be received	$77,528	$77,976
Less: Unearned interest income portion	(12,393)	(12,757)
Net investment in sales-type leases	65,135	65,219
Less: Current portion (1)	(12,601)	(12,475)
Long-term investment in sales-type leases, net	$52,534	$52,744
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

The maturity schedule of future minimum lease payments under sales-type leases retained in-house and the reconciliation to the net investment in sales-type leases reported on the Condensed Consolidated Balance Sheets was as follows:

March 31, 2025

(In thousands)
Remaining nine months of 2025	$12,156
2026	14,608
2027	13,145
2028	12,049
2029	9,441
Thereafter	16,129
Total future minimum sales-type lease payments	77,528
Present value adjustment	(12,393)
Total net investment in sales-type leases	$65,135
Note 13. Lessee Leases
The Company has operating leases for office buildings, data centers, office equipment, and vehicles. The Company’s leases have initial terms of one to twelve years. As of March 31, 2025, the Company did not have any additional material operating leases that were entered into, but not yet commenced.
The maturity schedule of future minimum lease payments under operating leases and the reconciliation to the operating lease liabilities reported on the Condensed Consolidated Balance Sheets was as follows:

March 31, 2025

(In thousands)
Remaining nine months of 2025	$10,332
2026	13,246
2027	11,323
2028	9,849
2029	3,145
Thereafter	1,834
Total operating lease payments	49,729
Present value adjustment	(5,164)
Total operating lease liabilities (1)	$44,565
_________________________________________________
(1)    Amount consists of a current and long-term portion of operating lease liabilities of $11.5 million and $33.0 million, respectively. The current portion of the operating lease liabilities is included in accrued liabilities in the Condensed Consolidated Balance Sheets.
Operating lease costs were $2.4 million and $2.6 million for the three months ended March 31, 2025 and 2024, respectively. Short-term lease costs and variable lease costs were not material for the three months ended March 31, 2025 and 2024.
The following table summarizes supplemental cash flow information related to the Company’s operating leases:

	Three Months Ended March 31,
	2025	2024

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities	$3,381	$3,401
Right-of-use assets obtained in exchange for new lease liabilities	$5,381	$3,671

The following table summarizes the weighted-average remaining lease term and weighted-average discount rate related to the Company’s operating leases:

	March 31, 2025	December 31, 2024
Weighted-average remaining lease term, years	4.0	4.1
Weighted-average discount rate, %	5.6%	5.8%
Note 14. Commitments and Contingencies
Purchase Obligations
In the ordinary course of business, the Company issues purchase orders based on its current manufacturing needs. As of March 31, 2025, the Company had non-cancelable purchase commitments of $129.3 million, of which $109.1 million are expected to be paid within the year ending December 31, 2025.
Legal Proceedings
The Company is currently involved in various legal proceedings.
In December 2023, Omnicell received a civil request for records issued by the U.S. Attorney’s Office for the Eastern District of Washington (the “Government”) related to the Company’s compliance with the pricing terms and conditions of its previous Federal Supply Schedule (“FSS”) contract with the federal government. In December 2024, the Government presented information identifying certain potential non-compliances with the FSS contract and associated potential violations of the False Claims Act. On May 5, 2025, Omnicell entered into a settlement agreement with the Government to resolve this matter. The settlement, which will require payment of approximately $4.6 million to cover damages and other statutorily provided amounts under the False Claims Act, settles the matter without admission of liability.
As required under ASC 450, Contingencies, the Company accrues for contingencies when it believes that a loss is probable and that it can reasonably estimate the amount of any such loss. The Company has not recorded any material accrual for contingent liabilities associated with any other current legal proceedings based on its belief that any potential material loss, while reasonably possible, is not probable. Furthermore, any possible range of loss in these matters either cannot be reasonably estimated at this time or is not deemed material. The Company believes that it has valid defenses with respect to legal proceedings pending against it. However, litigation is inherently unpredictable, and it is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of legal proceedings or because of the diversion of management’s attention and the creation of significant expenses, regardless of outcome.
The Company is not a party to any legal proceedings that management believes may have a material impact on the Company’s financial position or results of operations.
Note 15. Income Taxes
The Company generally provides for income taxes in interim periods based on the estimated annual effective tax rate for the year, adjusting for discrete items in the quarter in which they arise. For the three months ended March 31, 2025 and March 31, 2024, the Company recorded a benefit from income taxes of $2.5 million and $2.2 million, respectively.
The effective tax rate for the three months ended March 31, 2025 differed from the statutory rate of 21% primarily due to the unfavorable impact of state taxes, non-deductible compensation and equity charges, partially offset by the favorable benefit of the research and development credits and a foreign-derived intangible income (“FDII”) benefit deduction. The effective tax rate for the three months ended March 31, 2024 differed from the statutory rate of 21% primarily due to the favorable benefit of the research and development credits and state income taxes, partially offset by the unfavorable impact of Global Intangible Low-Taxed Income (“GILTI”) inclusion and non-deductible compensation and equity charges.
The Organization for Economic Co-Operation and Development introduced Base Erosion and Profit Shifting Pillar Two rules that impose a global minimum tax rate of 15% on multi-national corporations. These rules did not have an impact on the Company’s provision for income taxes for the three months ended March 31, 2025.
As of March 31, 2025 and December 31, 2024, the Company had gross unrecognized tax benefits of $10.8 million and $10.5 million, respectively. The Company recognizes interest and penalties related to uncertain tax positions in interest and other income (expense), net in the Condensed Consolidated Statements of Operations. Accrued interest and penalties are included within other long-term liabilities on the Condensed Consolidated Balance Sheets. As of March 31, 2025 and December 31, 2024, the amount of accrued interest and penalties was $0.8 million and $0.6 million, respectively.

The Company files income tax returns in the United States and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examinations by taxing authorities, including major jurisdictions such as the United States, Germany, Italy, France, the United Kingdom, and India. With few exceptions, as of March 31, 2025, the Company was no longer subject to U.S., state, and foreign tax examinations for years before 2021, 2020, and 2020, respectively.
Although the Company believes it has adequately provided for unrecognized tax benefits, the provisions on these positions may change as revised estimates are made or the underlying matters are settled or otherwise resolved. It is not possible at this time to reasonably estimate changes in the unrecognized tax benefits within the next twelve months.

Note 16. Employee Benefits and Share-Based Compensation
Share-Based Compensation Expense
The following table sets forth the total share-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
	2025	2024

	(In thousands)
Cost of product and service revenues	$1,718	$1,555
Research and development	1,220	1,075
Selling, general, and administrative	7,848	6,011
Total share-based compensation expense	$10,786	$8,641
During the three months ended March 31, 2025 and 2024, the Company capitalized approximately $0.8 million and $0.7 million, respectively, of share-based compensation expense to internal-use and external-use software development costs related to internal labor. The Company did not capitalize any material share-based compensation expense to inventory during the three months ended March 31, 2025 and 2024.
Employee Stock Purchase Plan (“ESPP”)
The following assumptions were used to value shares under the ESPP for the three months ended March 31, 2025 and 2024:

Three Months Ended March 31,
	2025	2024
Expected life, years	0.5 - 2.0	0.5 - 2.0
Expected volatility, %	45.8% - 58.7%	33.7% - 57.0%
Risk-free interest rate, %	4.1% - 5.2%	1.5% - 5.5%
Dividend yield, %	—%	—%
For the three months ended March 31, 2025 and 2024, employees purchased approximately 335,000 and 334,000 shares of common stock, respectively, under the ESPP at a weighted-average price of $24.57 and $24.06, respectively.
Stock Options
The following table summarizes the stock option activity under the 2009 Plan:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Years	Aggregate Intrinsic Value

	(In thousands, except per share data)
Outstanding at December 31, 2024	1,760	$67.51	3.6	$2,619
Granted	—	—
Exercised	(1)	30.92
Expired	(34)	65.41
Forfeited	—	—
Outstanding at March 31, 2025	1,725	$67.58	3.4	$426
Exercisable at March 31, 2025	1,723	$67.50	3.4	$426
Vested and expected to vest at March 31, 2025 and thereafter	1,725	$67.58	3.4	$426

Restricted Stock Units (“RSUs”)
The following table summarizes the RSU activity under the 2009 Plan:

	Number of Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Years	Aggregate Intrinsic Value

	(In thousands, except per share data)
Outstanding at December 31, 2024	1,614	$54.58	1.6	$71,849
Granted	160	33.87
Vested	(110)	66.08
Forfeited	(139)	55.85
Outstanding and unvested at March 31, 2025	1,525	$51.46	1.5	$53,326
As of March 31, 2025, total unrecognized compensation cost related to RSUs was $49.4 million, which is expected to be recognized over the remaining weighted-average vesting period of 2.8 years.
Performance-Based Stock Unit Awards (“PSUs”)
The following table summarizes the PSU activity under the 2009 Plan:

	Number of Shares	Weighted-Average Grant Date Fair Value

	(In thousands, except per share data)
Outstanding at December 31, 2024	177	$28.67
Granted (Awarded)	139	32.66
Additional granted based on performance achievement	135	28.67
Vested (Released)	(78)	28.67
Forfeited	—	—
Outstanding and unvested at March 31, 2025	373	$30.16
As of March 31, 2025, total unrecognized compensation cost related to PSUs was approximately $5.6 million, which is expected to be recognized over the remaining weighted-average vesting period of 1.5 years.
Summary of Shares Reserved for Future Issuance under Equity Incentive Plans
The Company had the following ordinary shares reserved for future issuance under its equity incentive plans as of March 31, 2025:

Number of Shares

(In thousands)
Stock options outstanding	1,725
Non-vested restricted stock awards	1,947
Shares authorized for future issuance	2,845
ESPP shares available for future issuance	2,391
Total shares reserved for future issuance	8,908
Stock Repurchase Programs
On August 2, 2016, the Company’s Board of Directors (the “Board”) authorized a stock repurchase program, which does not expire, providing for the repurchase of up to $50.0 million of the Company’s common stock (the “2016 Repurchase Program”). As of March 31, 2025, the maximum dollar value of shares that may yet be purchased under the 2016 Repurchase Program was $2.7 million.
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
During the three months ended March 31, 2025 and 2024, the Company did not repurchase any of its outstanding common stock under the 2016 Repurchase Program.
Note 17. Restructuring Expenses
On April 26, 2024, the Company’s management committed to the wind down of the Company’s Medimat Robotic Dispensing System (“RDS”) product line, subject to local law and statutory works council consultation requirements. During the three months ended March 31, 2024, the Company incurred approximately $3.3 million of employee severance costs and other expenses related to the RDS product line wind down.
The following table summarizes the total employee-related restructuring expense recognized in the Company’s Condensed Consolidated Statements of Operations:

Three Months Ended March 31,
2024
(In thousands)
Cost of product and service revenues	$2,696
Research and development	311
Selling, general, and administrative	156
Total restructuring expenses	$3,163
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements are contained throughout this Quarterly Report on Form 10-Q including in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “goals,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “target,” “will,” “would,” “vision,” and variations of these terms and similar expressions.
Forward-looking statements are based on our current expectations and assumptions, and are subject to known and unknown risks and uncertainties, many of which are beyond our control, which may cause our actual results, performance, or achievements to be materially different from those expressed or implied in the forward-looking statements. Such risks and uncertainties include those described throughout this Quarterly Report on Form 10-Q, including in Part I - Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II - Item 1A. “Risk Factors,” as well as in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the U.S. Securities and Exchange Commission (“SEC”) on February 27, 2025. Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. Forward-looking statements should be considered in light of these risks and uncertainties. You should carefully read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed as exhibits, as well as other documents we file with, or furnish to, the U.S. Securities and Exchange Commission (“SEC”) from time to time, with the understanding that our actual future results may be materially different from what we expect. The forward-looking statements in this Quarterly Report on Form 10-Q represent our current estimates and assumptions and speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those expressed or implied in any forward-looking statements, whether as a result of changed circumstances, future events, even if new information becomes available in the future, or otherwise.
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
•changes to the 340B Program;
•operating in foreign countries, including the potential impact of tariffs;
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
•failing to meet (or significantly exceeding) our publicly announced financial guidance; and
•other factors set forth under “Risk Factors”.
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
Omnicell solutions are helping healthcare facilities worldwide to uncover cost savings, improve labor efficiency, establish new revenue streams, enhance supply chain control, support compliance, and move closer to the industry-defined vision of the Autonomous Pharmacy. We sell our product and consumable solutions together with related service offerings. Revenues generated in the United States represented 92% and 89% of our total revenues for the three months ended March 31, 2025 and 2024, respectively.
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
Global Trade Relations
On April 2, 2025, the current U.S. administration imposed significant tariffs on a wide variety of products manufactured in virtually every foreign jurisdiction, which tariffs were subsequently paused for 90 days on April 10, 2025, excluding tariffs on all imports from China, which were 145% as of April 10, 2025. In response, several foreign countries have imposed reciprocal tariffs on goods manufactured in the United States. Furthermore, the current U.S. administration has also announced, as have other foreign governments, that it may implement other tariffs or increase existing tariffs. We are monitoring ongoing developments surrounding the fluid tariff environment. Although we continue to work to mitigate the impact of current or potential tariffs, there can be no assurance that we will be able to offset any increased costs or other adverse impacts. As a result, we may incorrectly anticipate outcomes, forgo or pass up business opportunities, or fail to appropriately adapt or manage our business strategies in response to these changes. As a result of all of these factors, we may experience direct and indirect adverse effects on our business, operating results, cash flow, or financial condition.
Product Bookings and Annual Recurring Revenue
Starting in 2025, we began utilizing product bookings and Annual Recurring Revenue (“ARR”), each as further described below, as key performance metrics for our business. We view product bookings as an indicator of the success of certain portions of our business that generate nonrecurring revenue and we view ARR as an indicator of the success of the portions of our business that generate recurring revenues. The definitions and descriptions included below are relevant to these key performance metrics. As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, product bookings and ARR have replaced our prior bookings metric that was in use through 2024.
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

As part of most connected device product sales, we generally provide installation planning and consulting, which is typically included in the initial price of the solution.
Annual Recurring Revenue
We consider revenues generated from our consumables, technical services, and SaaS and Expert Services to be recurring revenues. For the portions of our business which generate recurring revenues, we utilize ARR as a key metric to measure our progress in growing our recurring revenue business. We define ARR at a measurement date as the revenue we expect to receive from our customers over the course of the following year for providing them with products or services. ARR includes expected revenue from all customers who are using our products or services at the reported date. For technical services and SaaS and Expert Services, solutions are generally on a contractual basis, typically with contracts for a period of 12 months or more, with a high probability of renewal. Probability of renewal is based on historic renewal experience of the individual revenue streams or management’s best estimates if historical renewal experience is not available. Consumables orders are placed by customers through our Omnicell Storefront online platform or through written or telephonic orders and are sold to a customer base who utilize the consumable product and place recurring orders when customer inventory is depleted. ARR is generally calculated based on revenues received in the most recent quarter and changes to expected revenues where solutions were added to or removed from the install or customer base in the quarter. Revenues from technical services and SaaS and Expert Services are recorded ratably over the service term. As part of our SaaS and Expert Services offerings, we provide a range of services to our customers including Central Pharmacy Dispensing Service (service portion), IV Compounding Service (service portion), EnlivenHealth, Specialty Pharmacy Services, 340B solutions, Inventory Optimization Service, and other software solutions, which typically are provided over two to seven years. In addition, to help ensure the maximum availability of our systems, our customers typically purchase technical services contracts (support and maintenance) in increments of one to five years. Revenue from consumables are recorded when the product has shipped and title has passed. Our measure of ARR may be different than that used by other companies. Because ARR is based on expected future revenue, it does not represent revenue recognized during a particular reporting period or revenue to be recognized in future reporting periods. ARR should not be viewed as a substitute for revenues.
The following table summarizes each revenue category:

Revenue Category	Revenue Type	Income Statement Classification	Included in Product Bookings	Included in ARR
Connected devices, software licenses, and other	Nonrecurring	Product	Yes (1)	No
Consumables	Recurring	Product	No	Yes
Technical services	Recurring	Service	No	Yes
SaaS and Expert Services (2)	Recurring	Service	No	Yes
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
Operating Segments
We manage our operations as a single segment for the purposes of assessing performance and making operating decisions. Our Chief Operating Decision Maker (“CODM”) is our Chief Executive Officer. The CODM allocates resources and evaluates the performance of Omnicell at the consolidated level using our consolidated net income (loss). In addition, the CODM is provided with certain segment assets and liabilities, primarily those that impact liquidity, as well as certain significant expenses. All significant operating decisions are based upon an analysis of Omnicell as one operating segment, which is the same as our reporting segment.
Our full-time employee headcount was approximately 3,620 and 3,670 on March 31, 2025 and December 31, 2024, respectively.
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
We believe the following critical accounting policies are affected by significant judgments and estimates used in the preparation of our Condensed Consolidated Financial Statements:
•Revenue recognition;
•Inventory; and
•Accounting for income taxes.
There were no material changes in the matters for which we make critical accounting estimates in the preparation of our Condensed Consolidated Financial Statements during the three months ended March 31, 2025 as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
RESULTS OF OPERATIONS
Total Revenues

	Three Months Ended March 31,
			Change in
	2025	2024	$	%

	(Dollars in thousands)
Product revenues	$145,168	$133,295	$11,873	9%
Percentage of total revenues	54%	54%
Service revenues	124,500	112,856	$11,644	10%
Percentage of total revenues	46%	46%
Total revenues	$269,668	$246,151	$23,517	10%
Product revenues represented 54% of total revenues for both the three months ended March 31, 2025 and 2024. Product revenues increased by $11.9 million, primarily due to the increase in revenues from our XT Amplify program.

Service revenues represented 46% of total revenues for both the three months ended March 31, 2025 and 2024. Service revenues include revenues from technical services and SaaS and Expert Services offerings. Service revenues increased by $11.6 million, primarily due to an increase of $2.9 million in technical services revenues as a result of growth in our installed customer base and the impact of pricing actions, as well as an increase of $8.8 million in SaaS and Expert Services revenues due to continued customer demand, including an increase in revenues from our Specialty Pharmacy Services offering.
Our international sales represented 8% and 11% of total revenues for the three months ended March 31, 2025 and 2024, respectively, and are expected to be affected by foreign currency exchange rate fluctuations. We are unable to predict the extent to which revenues in future periods will be impacted by changes in foreign currency exchange rates.
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

	Three Months Ended March 31,
			Change in
	2025	2024	$	%

	(Dollars in thousands)
Cost of revenues:
Cost of product revenues	$85,585	$92,441	$(6,856)	(7)%
As a percentage of related revenues	59%	69%
Cost of service revenues	73,147	61,087	$12,060	20%
As a percentage of related revenues	59%	54%
Total cost of revenues	$158,732	$153,528	$5,204	3%
As a percentage of total revenues	59%	62%

Gross profit	$110,936	$92,623	$18,313	20%
Gross margin	41%	38%
Cost of revenues for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 increased by $5.2 million, primarily driven by a $12.1 million increase in cost of service revenues, partially offset by a $6.9 million decrease in cost of product revenues.
The decrease in cost of product revenues for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily driven by the impact of more favorable materials costs during the three months ended March 31, 2025 and a decrease of $2.6 million of restructuring costs, partially offset by an increase in revenues.
The increase in cost of service revenues was primarily driven by the increase in service revenues of $11.6 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, including the associated increase in employee-related expenses, and an increase in certain non-recurring costs, including software upgrade expenses.
The overall increase in gross margin primarily relates to higher revenues for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, as well as a decrease in cost of product revenues primarily due to the impact of more favorable materials costs during the three months ended March 31, 2025 and a decrease in restructuring costs, partially offset by an increase in certain non-recurring costs, including software upgrade expenses. Our gross profit for the three months ended March 31, 2025 was $110.9 million, as compared to $92.6 million for the three months ended March 31, 2024.

Operating Expenses and Interest and Other Income (Expense), Net

	Three Months Ended March 31,
			Change in
	2025	2024	$	%

	(Dollars in thousands)
Operating expenses:
Research and development	$20,526	$22,056	$(1,530)	(7)%
As a percentage of total revenues	8%	9%
Selling, general, and administrative	102,029	92,414	$9,615	10%
As a percentage of total revenues	38%	38%
Total operating expenses	$122,555	$114,470	$8,085	7%
As a percentage of total revenues	45%	47%

Interest and other income (expense), net	$2,089	$4,016	$(1,927)	(48)%
Research and Development. Research and development expenses decreased by $1.5 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily due to the timing of capitalized software projects.
Selling, General, and Administrative. Selling, general, and administrative expenses increased by $9.6 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase was primarily due to an increase of $6.2 million in employee-related expenses primarily as a result of higher headcount, an increase of $2.7 million for legal and regulatory expenses, and an increase of $1.5 million in certain restructuring and severance charges for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.
Interest and Other Income (Expense), Net. Interest and other income (expense), net changed by $1.9 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily driven by a $2.1 million decrease in other income and a $0.2 million increase in other expense. The decrease in other income during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 is primarily attributable to lower interest income received due to lower interest rates and lower cash and cash equivalents balances following the partial repurchase of our convertible senior notes in November 2024.
Benefit from Income Taxes

	Three Months Ended March 31,
			Change in
	2025	2024	$	%

	(Dollars in thousands)
Benefit from income taxes	$(2,507)	$(2,155)	$(352)	16%
For the three months ended March 31, 2025 and March 31, 2024, we recorded a benefit from income taxes of $2.5 million and $2.2 million, respectively. The change in the benefit from income taxes for the three months ended March 31, 2025 compared to the benefit from income taxes for the same period in 2024 was insignificant, consisting of various offsetting components of annual effective tax rate and discrete income tax expense.
Refer to Note 15, Income Taxes, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information.
LIQUIDITY AND CAPITAL RESOURCES
We had cash and cash equivalents of $386.8 million at March 31, 2025 compared to $369.2 million at December 31, 2024. All of our cash and cash equivalents are invested in bank accounts and money market funds held in sweep and asset management accounts with financial institutions of high credit quality.

Our cash position and working capital at March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025	December 31, 2024

	(In thousands)
Cash and cash equivalents	$386,826	$369,201
Working capital	$232,135	$219,815
Our ratio of current assets to current liabilities was 1.4:1 at both March 31, 2025 and December 31, 2024.
Sources of Cash
Revolving Credit Facility
On November 15, 2019, Omnicell, Inc. entered into an Amended and Restated Credit Agreement (as amended, the “Prior A&R Credit Agreement”) with the lenders from time to time party thereto, Wells Fargo Securities, LLC, Citizens Bank, N.A., and JPMorgan Chase Bank, N.A., as joint lead arrangers, and Wells Fargo Bank, National Association, as administrative agent. The Prior A&R Credit Agreement provided for (a) a five-year revolving credit facility of $500.0 million (the “Prior Revolving Credit Facility”) and (b) an uncommitted incremental loan facility of up to $250.0 million (the “Prior Incremental Facility”). In addition, the Prior A&R Credit Agreement included a letter of credit sub-limit of up to $15.0 million and a swing line loan sub-limit of up to $25.0 million. The Prior A&R Credit Agreement was subsequently amended on September 22, 2020 and March 29, 2023 to permit the issuance of the convertible senior notes and the purchase of the convertible note hedge transactions (as described in Note 11, Convertible Senior Notes, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q), expand our flexibility to make restricted payments (including common stock repurchases), and replace the total net leverage covenant, as well as to remove and replace the interest rate benchmark based on the London interbank offered rate (“LIBOR”) and related LIBOR-based mechanics with an interest rate benchmark based on the secured overnight financing rate (“SOFR”) as administered by the Federal Reserve Bank of New York and related SOFR-based mechanics.
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
As of March 31, 2025, we had $350.0 million of funds available under the Current Revolving Credit Facility. As of March 31, 2025, there was no outstanding balance under the Current Revolving Credit Facility and we were in full compliance with all covenants.
Refer to Note 10, Debt and Credit Agreement, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information. We expect to use future loans under the Current Revolving Credit Facility, if any, for working capital, potential acquisitions, and other general corporate purposes.
Convertible Senior Notes
On November 22, 2024, Omnicell, Inc. completed a private offering of $172.5 million aggregate principal amount of 1.00% Convertible Senior Notes due 2029 (the “2029 Notes”), including the exercise in full of the initial purchasers’ option to purchase up to an additional $22.5 million aggregate principal amount of the 2029 Notes. Omnicell, Inc. received proceeds from the issuance of the 2029 Notes of $166.3 million, net of $6.2 million of transaction fees and other debt issuance costs. The 2029 Notes bear interest at a rate of 1.00% per year, payable semiannually in arrears on June 1 and December 1 of each year, beginning on June 1, 2025. The 2029 Notes are general senior, unsecured obligations of Omnicell, Inc. and will mature on December 1, 2029, unless earlier redeemed, repurchased, or converted. In connection with the issuance of the 2029 Notes, in November 2024, we entered into warrant transactions and received aggregate proceeds from the sale of the warrants of approximately $25.2 million. Refer to Note 11, Convertible Senior Notes, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information.
Uses of Cash
Our future uses of cash are expected to be primarily for working capital, capital expenditures, and other contractual obligations. We may also use cash for potential acquisitions and acquisition-related activities, as well as repurchases of our common stock. In addition, we may also use a portion of our cash as we consider various options related to our outstanding debt.
The 2016 Repurchase Program has a total of $2.7 million remaining for future repurchases as of March 31, 2025, which may result in additional use of cash. There were no stock repurchases during the three months ended March 31, 2025. Refer to “Stock Repurchase Programs” under Note 16, Employee Benefits and Share-Based Compensation, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information.
In November 2024, we completed a partial repurchase of $400.0 million aggregate principal amount of the 2025 Notes for approximately $391.2 million in cash. Refer to Note 11, Convertible Senior Notes, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information.
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
Cash Flows
The following table summarizes, for the periods indicated, selected items in our Condensed Consolidated Statements of Cash Flows:

	Three Months Ended March 31,
	2025	2024

	(In thousands)
Net cash provided by (used in):
Operating activities	$25,924	$49,953
Investing activities	(15,739)	(12,340)
Financing activities	4,038	11,926
Effect of exchange rate changes on cash and cash equivalents	1,565	(556)
Net increase in cash, cash equivalents, and restricted cash	$15,788	$48,983
Operating Activities
We expect cash from our operating activities to fluctuate in future periods as a result of a number of factors, including the timing of our billings and collections, our operating results, and the timing of other liability payments.
Net cash provided by operating activities was $25.9 million for the three months ended March 31, 2025, primarily consisting of operating inflows of $22.6 million and favorable working capital movements of $3.3 million. Operating inflows consisted of a net loss of $7.0 million, adjusted for non-cash items of $29.6 million, which consisted primarily of depreciation and amortization expense of $20.0 million and share-based compensation expense of $10.8 million. The favorable working capital was primarily due to an increase in deferred revenues of $20.2 million, driven primarily by an increase in billings for certain technical service and SaaS and Expert Services offerings, and a decrease in accounts receivable and unbilled receivables of $5.5 million, primarily due to the timing of billings, shipments, and collections. The cash inflows were partially offset by a decrease in accrued compensation of $14.2 million, primarily due to the timing of bonus payments, as well as ESPP purchases.
Net cash provided by operating activities was $50.0 million for the three months ended March 31, 2024, primarily consisting of operating inflows of $12.6 million and favorable working capital movements of $37.4 million. Operating inflows consisted of net loss of $15.7 million, adjusted for non-cash items of $28.2 million, which consisted primarily of depreciation and amortization expense of $21.3 million, and share-based compensation expense of $8.6 million. The favorable working capital was primarily due to an increase in deferred revenues of $34.1 million driven by an increase in billings for certain technical service and SaaS and Expert Services offerings, a decrease in inventories of $6.3 million resulting from the management of inventory levels to align with the current forecasted demand as well as inventory management efforts, and an increase in accrued liabilities of $5.1 million. These cash inflows were partially offset by a decrease in accrued compensation of $10.3 million, primarily due to a decrease in the accrual for restructuring initiatives, as well as timing of payroll and ESPP purchases.
Investing Activities
Net cash used in investing activities was $15.7 million for the three months ended March 31, 2025, which consisted of capital expenditures of $11.2 million for property and equipment and $4.6 million for external-use software development costs.
Net cash used in investing activities was $12.3 million for the three months ended March 31, 2024, which consisted of capital expenditures of $9.0 million for property and equipment and $3.4 million for external-use software development costs.
Financing Activities
Net cash provided by financing activities was $4.0 million for the three months ended March 31, 2025, primarily due to $8.3 million in proceeds from employee stock option exercises and ESPP purchases.
Net cash provided by financing activities was $11.9 million for the three months ended March 31, 2024, primarily due to $8.0 million in proceeds from employee stock option exercises and ESPP purchases and a net change in the customer funds balances of $4.6 million.
Contractual Obligations
There have been no significant changes during the three months ended March 31, 2025 to the contractual obligations disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” set forth in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2024.
Contractual obligations as of March 31, 2025 were as follows:

	Payments Due By Period
	Total	Remainder of 2025	2026-2027	2028-2029	2030 and thereafter

	(In thousands)
Operating leases (1)	$49,729	$10,332	$24,569	$12,994	$1,834
Purchase obligations (2)	$129,254	109,139	20,089	26	—
Convertible senior notes (3)	$356,387	176,982	3,450	175,955	—
Total (4)	$535,370	$296,453	$48,108	$188,975	$1,834
_________________________________________________
(1)Commitments under operating leases relate primarily to leased office buildings, data centers, office equipment, and vehicles. Refer to Note 13, Lessee Leases, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information.
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
(3)We issued the 2025 Notes in September 2020 that are due in September 2025 and issued the 2029 Notes in November 2024 that are due in December 2029. The obligations presented above include both principal and interest on these notes. Although these notes mature in 2025 and 2029, respectively, they may be converted into cash and shares of our common stock prior to maturity if certain conditions are met. Any conversion prior to maturity can result in repayment of the principal amounts sooner than the scheduled repayment as indicated in the table above. Refer to Note 11, Convertible Senior Notes, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information.
(4)Refer to Note 14, Commitments and Contingencies, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks related to fluctuations in foreign currency exchange rates and interest rates.
Foreign Currency Exchange Risk
We operate in foreign countries which expose us to market risk associated with foreign currency exchange rate fluctuations between the U.S. dollar and various foreign currencies, the most significant of which are the British Pound and the Euro. In order to manage foreign currency risk, at times we enter into foreign exchange forward contracts to mitigate risks associated with changes in spot exchange rates of mainly non-functional currency denominated assets or liabilities of our foreign subsidiaries. In general, the market risk related to these contracts is offset by corresponding gains and losses on the hedged transactions. By working only with major banks and closely monitoring current market conditions, we seek to limit the risk that counterparties to these contracts may be unable to perform. We do not enter into derivative contracts for trading purposes. As of March 31, 2025, we did not have any outstanding foreign exchange forward contracts.
Interest Rate Fluctuation Risk
We are exposed to interest rate risk through our borrowing activities. As of March 31, 2025, there was no outstanding balance under the current Second A&R Credit Agreement. Refer to Note 10, Debt and Credit Agreement, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information.
As of March 31, 2025, the net carrying amount under the 2025 Notes and the 2029 Notes was $174.6 million and $166.7 million, respectively. Although our convertible senior notes are based on a fixed rate, changes in interest rates could impact the fair value of such notes. As of March 31, 2025, the fair market value of the 2025 Notes and the 2029 Notes was $170.5 million and $161.5 million, respectively. Refer to Note 5, Cash and Cash Equivalents and Fair Value of Financial Instruments, and Note 11, Convertible Senior Notes, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information.
We have used, and in the future we may use, interest rate swap agreements to protect against adverse fluctuations in interest rates by reducing our exposure to variability in cash flows relating to interest payments on a portion of our outstanding debt. We do not hold or issue any derivative financial instruments for speculative trading purposes. As of March 31, 2025, we did not have any outstanding interest rate swap agreements.
There were no significant changes in our market risk exposures during the three months ended March 31, 2025 as compared to the market risk exposures disclosed in “Quantitative and Qualitative Disclosures About Market Risk,” set forth in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 27, 2025.
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
Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report, that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended March 31, 2025.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information set forth under “Legal Proceedings” in Note 14, Commitments and Contingencies, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q is incorporated herein by reference.
ITEM 1A. RISK FACTORS
Other than the updates provided below, please refer to Part I - Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on February 27, 2025.
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
In addition, our medication management solutions and our more complex automated packaging systems typically represent a sizable initial capital expenditure and potential time and labor commitment to implement for healthcare organizations. Changes in the budgets of these organizations and the timing of spending under these budgets, as well as customer labor shortages, can have a significant effect on the demand for our medication management solutions, medication packaging systems, and related services. Customer budgets are often supported by cash flows that can be negatively affected by declining investment income and influenced by limited resources, increased operational and financing costs, macroeconomic conditions, and conflicting spending priorities among different departments. Furthermore, in the current fluid tariff environment, the imposition of tariffs may raise the operating costs for healthcare organizations, which in turn could put increased pressure on their budgets or capital spending as well as impact the timing of their spending. Any decrease in expenditures or change in spending priorities by healthcare facilities or increased financing costs, including as a result of the impacts of public health crises, including pandemics, could decrease demand for our medication management solutions, medication packaging systems, and related services, and reduce our revenues.
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
If we are unable to anticipate and address these risks properly, our business, operating results, cash flow, or financial condition could be harmed.
Furthermore, changes in export or import regulation and other trade barriers (such as tariffs) and related uncertainties may have an adverse effect on our business, including cost increases for our raw materials or components (some which we have already seen), greater uncertainty and risk in our supply chain, or an inability to accurately forecast our margins.
The current political climate may be challenging for companies manufacturing goods outside of the U.S. For example, on April 2, 2025, the current U.S. administration imposed significant tariffs on a wide variety of products manufactured in virtually every foreign jurisdiction, which tariffs were subsequently paused for 90 days on April 10, 2025, excluding tariffs on all imports from China, which were 145% as of April 10, 2025. In response, several foreign countries have imposed reciprocal tariffs on goods manufactured in the United States. Furthermore, the current U.S. administration has also announced, as have other foreign governments, that it may implement other tariffs or increase existing tariffs.
In recent years, the U.S. government has advocated for greater restrictions on trade generally. We cannot predict what additional actions may ultimately be taken with respect to tariffs or trade relations between the United States and other countries (including China), what products may be subject to such actions, or what other actions may be taken by the other countries in retaliation, including implementing new or increasing reciprocal tariffs. These actions may change without warning, further exacerbating our inability to anticipate or react to such actions or to accurately forecast the resulting impacts. Although we continue to work to mitigate the impact of current or potential tariffs, there can be no assurance that we will be able to offset any increased costs or other adverse impacts. As a result, we may incorrectly anticipate outcomes, forgo or pass up business opportunities, or fail to appropriately adapt or manage our business strategies in response to these changes.
The adoption and expansion of trade restrictions, the occurrence of a trade war, other governmental action related to tariffs or trade agreements or policies, or the related uncertainties, has the potential to adversely impact our ability to do business outside of the United States as well as to adversely impact demand for our products or our supply chain and costs, which could, in turn, adversely affect our business, operating results, cash flow, or financial condition. In addition, certain of our competitors may be better positioned than us to withstand or react to tariffs or other restrictions on global trade and as a result, we may lose market share to such competitors.
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
Factors that are largely beyond our control, such as the imposition of new, or increase of existing, tariffs, cost, quality, and availability of the raw materials and components utilized in the manufacture of our products, may affect the cost of such products, and we may not be able to pass those costs on to our customers. Our products use raw materials and components that may be subject to price fluctuations, shortages, or other disruptions of supply for many reasons outside of our control. In addition, we may be dependent upon a limited number of suppliers for certain components which may be unduly affected by supply chain disruptions. The cost, quality, and availability of these raw materials and components are essential to the successful manufacture and sale of our products. If we are unable to maintain supply sources of these raw materials and components, or if such sources fail to satisfy our supply requirements, we may lose sales and experience increased component costs.
We have developed and implemented strategies in an effort to mitigate the impact of price fluctuations, shortages, or other disruptions of supply, but these strategies, particularly in the event of a trade war or a prolonged inflationary environment, may only offset a portion of the adverse impact. We carry some inventory of critical components and are otherwise working to secure supplies necessary to ensure fulfillment of customer demand, but global shortages could result in our need to secure supplies at higher costs as well as manufacturing delays. Supply interruptions may result in increased component delivery lead times and increased costs to obtain components and as a result, the production of our products may be impacted. If we or our suppliers are unable to obtain components from third parties in the quantities and of the quality that we require, on a timely basis and at acceptable prices, we may not be able to deliver our products on a timely or cost-effective basis to our customers, or it may lead to us delivering products that are of a lower quality that may result in increased repair and replacement costs, which could harm our business and reputation, operating results, cash flow, and financial condition. We have also seen a period of sustained price increases for commodities used in the manufacture of our products that may continue as demand increases, supply remains constrained or trade restrictions are adopted or expanded, which has resulted in, and may continue to result in, increased costs for Omnicell and thereby potentially lower profit margins. If the costs of these commodities increase or remain elevated, it could adversely affect our business, operating results, cash flow, or financial condition.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
During the three months ended March 31, 2025, we did not repurchase any shares of our common stock under our repurchase program authorized on August 2, 2016, which does not expire, and provides for the repurchase of up to $50.0 million of the Company’s common stock (the “2016 Repurchase Program”). As of March 31, 2025, the maximum dollar value of shares that may yet be purchased under the 2016 Repurchase Program was $2.7 million. Refer to “Stock Repurchase Programs” under Note 16, Employee Benefits and Share-Based Compensation, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Officers
During the three months ended March 31, 2025, Randall A. Lipps, the Company’s President, Chief Executive Officer, and Chairman of the Board of Directors, adopted a new “Rule 10b5-1 trading arrangement” (as defined in Item 408(a) of Regulation S-K) on March 14, 2025, which is intended to satisfy the Rule 10b5-1(c) affirmative defense. Mr. Lipps’ trading plan is effective from September 30, 2025 until the earlier of: (1) September 30, 2026; or (2) the date on which all of the transactions under the trading plan are completed. The trading plan is intended to let Mr. Lipps sell up to 46,750 shares of common stock and exercise and sell up to 28,250 stock options expiring on February 3, 2026. As of the date of this report, none of the shares were sold, nor any options exercised and no other adjustments were made to the trading plan during the current reporting period.
The trading plan described above was adopted and precleared in accordance with the Company’s Insider Trading Policy and actual sale transactions made pursuant to such trading plan will be disclosed publicly in future Section 16 filings with the SEC.
Other than as disclosed above, none of our other directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or adopted or terminated a “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K) during the current reporting period.

ITEM 6. EXHIBITS

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

10.1*	Employment Agreement by and between Omnicell, Inc. and Randall A. Lipps, effective as of March 4, 2025	8-K	10.1	3/4/2025

31.1+	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

31.2+	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

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

OMNICELL, INC.
Date:	May 7, 2025	By:	/s/ Nchacha E. Etta
Nchacha E. Etta Executive Vice President & Chief Financial Officer (principal financial officer and duly authorized officer)