Form 10-Q
period 2025-06-30
OMNICELL, INC.
filed 2025-08-06
CIK 926326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of July 30, 2025, there were 45,934,251 shares of the registrant’s common stock, $0.001 par value, outstanding.

OMNICELL, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
OMNICELL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2025	December 31, 2024

	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$399,004	$369,201
Accounts receivable and unbilled receivables, net of allowances of $10,086 and $6,645, respectively	232,682	256,398
Inventories	105,784	88,659
Prepaid expenses	29,023	25,942
Other current assets	78,283	75,293
Total current assets	844,776	815,493
Property and equipment, net	118,954	112,692
Long-term investment in sales-type leases, net	53,957	52,744
Operating lease right-of-use assets	28,255	25,607
Goodwill	738,488	734,727
Intangible assets, net	177,349	188,266
Long-term deferred tax assets	59,805	57,469
Prepaid commissions	51,884	54,656
Other long-term assets	72,028	79,306
Total assets	$2,145,496	$2,120,960

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$62,414	$51,782
Accrued compensation	51,704	60,307
Accrued liabilities	151,876	167,895
Deferred revenues	153,597	141,370
Convertible senior notes, net	174,801	174,324
Total current liabilities	594,392	595,678
Long-term deferred revenues	80,447	76,123
Long-term deferred tax liabilities	1,313	1,108
Long-term operating lease liabilities	30,760	31,123
Other long-term liabilities	7,971	7,218
Convertible senior notes, net	166,994	166,397
Total liabilities	881,877	877,647
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value, 100,000 shares authorized; 57,238 and 56,665 shares issued; 46,419 and 46,382 shares outstanding, respectively	57	57
Treasury stock at cost, 10,819 and 10,283 shares outstanding, respectively	(305,971)	(290,319)
Additional paid-in capital	1,195,548	1,167,882
Retained earnings	381,504	382,888
Accumulated other comprehensive loss	(7,519)	(17,195)
Total stockholders’ equity	1,263,619	1,243,313
Total liabilities and stockholders’ equity	$2,145,496	$2,120,960
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(In thousands, except per share data)
Revenues:
Product revenues	$163,172	$156,580	$308,340	$289,875
Service revenues	127,390	120,208	251,890	233,064
Total revenues	290,562	276,788	560,230	522,939
Cost of revenues:
Cost of product revenues	91,919	99,381	177,504	191,822
Cost of service revenues	70,965	63,056	144,112	124,143
Total cost of revenues	162,884	162,437	321,616	315,965
Gross profit	127,678	114,351	238,614	206,974
Operating expenses:
Research and development	21,573	21,102	42,099	43,158
Selling, general, and administrative	97,985	90,025	200,014	182,439
Total operating expenses	119,558	111,127	242,113	225,597
Income (loss) from operations	8,120	3,224	(3,499)	(18,623)
Interest and other income (expense), net	2,333	4,973	4,422	8,989
Income (loss) before income taxes	10,453	8,197	923	(9,634)
Provision for income taxes	4,814	4,462	2,307	2,307
Net income (loss)	$5,639	$3,735	$(1,384)	$(11,941)
Net income (loss) per share:
Basic	$0.12	$0.08	$(0.03)	$(0.26)
Diluted	$0.12	$0.08	$(0.03)	$(0.26)
Weighted-average shares outstanding:
Basic	46,788	45,953	46,692	45,842
Diluted	46,986	46,036	46,692	45,842
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(In thousands)
Net income (loss)	$5,639	$3,735	$(1,384)	$(11,941)
Other comprehensive income (loss):
Foreign currency translation adjustments	6,288	(47)	9,676	(1,446)
Other comprehensive income (loss)	6,288	(47)	9,676	(1,446)
Comprehensive income (loss)	$11,927	$3,688	$8,292	$(13,387)
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
	Shares	Amount	Shares	Amount

	(In thousands)
Balances as of December 31, 2024	56,665	$57	(10,283)	$(290,319)	$1,167,882	$382,888	$(17,195)	$1,243,313
Net loss	—	—	—	—	—	(7,023)	—	(7,023)
Other comprehensive income	—	—	—	—	—	—	3,388	3,388
Share-based compensation	—	—	—	—	11,547	—	—	11,547
Issuance of common stock under employee stock plans	462	—	—	—	8,266	—	—	8,266
Tax payments related to restricted stock units	—	—	—	—	(2,391)	—	—	(2,391)
Balances as of March 31, 2025	57,127	$57	(10,283)	$(290,319)	$1,185,304	$375,865	$(13,807)	$1,257,100
Net income	—	—	—	—	—	5,639	—	5,639
Other comprehensive income	—	—	—	—	—	—	6,288	6,288
Share-based compensation	—	—	—	—	11,205	—	—	11,205
Issuance of common stock under employee stock plans	111	—	—	—	—	—	—	—
Tax payments related to restricted stock units	—	—	—	—	(961)	—	—	(961)
Stock repurchases	—	—	(536)	(15,652)	—	—	—	(15,652)
Balances as of June 30, 2025	57,238	$57	(10,819)	$(305,971)	$1,195,548	$381,504	$(7,519)	$1,263,619

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
	Shares	Amount	Shares	Amount

	(In thousands)
Balances as of December 31, 2023	55,822	$56	(10,283)	$(290,319)	$1,122,292	$370,357	$(13,432)	$1,188,954
Net loss	—	—	—	—	—	(15,676)	—	(15,676)
Other comprehensive loss	—	—	—	—	—	—	(1,399)	(1,399)
Share-based compensation	—	—	—	—	9,381	—	—	9,381
Issuance of common stock under employee stock plans	385	—	—	—	8,042	—	—	8,042
Tax payments related to restricted stock units	—	—	—	—	(705)	—	—	(705)
Balances as of March 31, 2024	56,207	$56	(10,283)	$(290,319)	$1,139,010	$354,681	$(14,831)	$1,188,597
Net income	—	—	—	—	—	3,735	—	3,735
Other comprehensive loss	—	—	—	—	—	—	(47)	(47)
Share-based compensation	—	—	—	—	11,010	—	—	11,010
Issuance of common stock under employee stock plans	70	—	—	—	99	—	—	99
Tax payments related to restricted stock units	—	—	—	—	(586)	—	—	(586)
Balances as of June 30, 2024	56,277	$56	(10,283)	$(290,319)	$1,149,533	$358,416	$(14,878)	$1,202,808
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2025	2024

	(In thousands)
Operating Activities
Net loss	$(1,384)	$(11,941)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	39,582	42,090
Loss on disposal of assets	292	221
Share-based compensation expense	21,316	18,672
Deferred income taxes	(2,131)	(7,948)
Amortization of operating lease right-of-use assets	3,905	3,900
Inventory write-down	—	5,393
Amortization of debt issuance costs	1,461	1,943
Changes in operating assets and liabilities:
Accounts receivable and unbilled receivables	25,863	10,898
Inventories	(15,935)	11,160
Prepaid expenses	(3,081)	3,750
Other current assets	(4,526)	5,868
Investment in sales-type leases	(1,367)	(8,056)
Prepaid commissions	2,772	2,532
Other long-term assets	4,684	1,218
Accounts payable	10,689	4,751
Accrued compensation	(8,603)	(2,814)
Accrued liabilities	(14,883)	9,247
Deferred revenues	15,103	22,085
Operating lease liabilities	(5,831)	(5,512)
Other long-term liabilities	753	1,196
Net cash provided by operating activities	68,679	108,653
Investing Activities
External-use software development costs	(8,709)	(7,381)
Purchases of property and equipment	(22,953)	(18,508)
Net cash used in investing activities	(31,662)	(25,889)
Financing Activities
Proceeds from issuances under stock-based compensation plans	8,266	8,141
Employees’ taxes paid related to restricted stock units	(3,352)	(1,291)
Stock repurchases	(15,652)	—
Change in customer funds, net	3,307	(11,552)
Net cash used in financing activities	(7,431)	(4,702)
Effect of exchange rate changes on cash and cash equivalents	3,300	(802)
Net increase in cash, cash equivalents, and restricted cash	32,886	77,260
Cash, cash equivalents, and restricted cash at beginning of period	398,614	500,979
Cash, cash equivalents, and restricted cash at end of period	$431,500	$578,239
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (UNAUDITED)

	Six Months Ended June 30,
	2025	2024

	(In thousands)
Reconciliation of cash, cash equivalents, and restricted cash to the Condensed Consolidated Balance Sheets:
Cash and cash equivalents	$399,004	$556,781
Restricted cash included in other current assets	32,496	21,458
Cash, cash equivalents, and restricted cash at end of period	$431,500	$578,239
Supplemental disclosure of non-cash investing activities
Unpaid purchases of property and equipment	$692	$656
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
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the financial position of the Company as of June 30, 2025 and December 31, 2024, and the results of operations and comprehensive income (loss) for the three and six months ended June 30, 2025 and 2024, and cash flows for the six months ended June 30, 2025 and 2024. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) have been condensed or omitted in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 27, 2025. The Company’s results of operations and comprehensive income (loss) for the three and six months ended June 30, 2025, and cash flows for the six months ended June 30, 2025 are not necessarily indicative of results that may be expected for the year ending December 31, 2025, or for any future period.
Principles of Consolidation
The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s Condensed Consolidated Financial Statements and accompanying Notes to Condensed Consolidated Financial Statements. These estimates are based on historical experience and various other assumptions that management believes to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact the Company in the future, actual results may be different from the estimates. The Company’s critical accounting estimates are those that affect its financial statements materially and involve difficult, subjective, or complex judgments by management. Those estimates are revenue recognition, inventory valuation, and accounting for income taxes. As of June 30, 2025, the Company is not aware of any events or circumstances that would require an update to its estimates, judgments, or revisions to the carrying value of its assets or liabilities.
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
The CODM is also provided with certain segment assets, primarily those that impact liquidity, such as cash and cash equivalents, accounts receivable and inventories, as well as certain liabilities such as accounts payable and outstanding debt. Assets and liabilities provided to the CODM are consistent with those reported on the Condensed Consolidated Balance Sheets. In addition, the CODM is regularly provided with significant expenses, which are adjusted cost of revenues and adjusted operating expenses. These significant expenses are adjusted for certain non-cash charges and expenses that are unrelated to the Company’s ongoing operations. Adjusted cost of revenues include cost of product revenues and cost of service revenues, and exclude certain items such as share-based compensation expense, amortization of acquired intangibles, and certain restructuring and severance charges. Adjusted operating expenses include research and development, and selling, general and administrative expenses, and exclude certain items such as share-based compensation expense, amortization of acquired intangibles, legal and regulatory expenses, and certain restructuring and severance charges. Depreciation and amortization expense for the Company’s single reportable segment was $19.6 million and $20.8 million for the three months ended June 30, 2025 and 2024, respectively, and $39.6 million and $42.1 million for the six months ended June 30, 2025 and 2024, respectively.

The following table summarizes the Company’s reportable segment revenues and significant expenses, reconciled to the Company’s consolidated net income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(In thousands)
Total revenues	$290,562	$276,788	$560,230	$522,939
Less:
Adjusted cost of revenues	(160,690)	(154,499)	(316,697)	(302,656)
Adjusted operating expenses	(105,739)	(97,477)	(210,093)	(199,199)
Other segment items (1)	(16,013)	(21,588)	(36,939)	(39,707)
Interest and other income (expense), net	2,333	4,973	4,422	8,989
Provision for income taxes	4,814	4,462	2,307	2,307
Net income (loss)	$5,639	$3,735	$(1,384)	$(11,941)
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

A portion of the Company’s sales are made to customers who are members of Group Purchasing Organizations (“GPOs”) and Federal agencies that purchase under a Federal Supply Schedule Contract with the Department of Veterans Affairs (the “GSA Contract”). GPOs are often fully or partially owned by the Company’s customers, and the Company pays fees to the GPO on completed contracts. The Company also pays the Industrial Funding Fee (“IFF”) to the Department of Veterans Affairs under the GSA Contract. The Company considers these fees consideration paid to customers and records them as reductions to revenue. Fees to GPOs and the IFF were $1.6 million and $2.4 million for the three months ended June 30, 2025 and 2024, respectively, and $3.8 million and $4.4 million for the six months ended June 30, 2025 and 2024, respectively.
Disaggregation of Revenues
The following table summarizes the Company’s revenues disaggregated by revenue type:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(In thousands)
Connected devices, software licenses, and other	$138,620	$134,539	$258,697	$245,608
Consumables	24,552	22,041	49,643	44,267
Technical services	63,766	59,321	125,145	117,836
SaaS and Expert Services	63,624	60,887	126,745	115,228
Total revenues	$290,562	$276,788	$560,230	$522,939
The following table summarizes the Company’s revenues disaggregated by geographic region, which is determined based on customer location:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(In thousands)
United States	$263,446	$255,317	$512,710	$473,493
Rest of world	27,116	21,471	47,520	49,446
Total revenues	$290,562	$276,788	$560,230	$522,939
Contract Assets and Contract Liabilities
The following table reflects the Company’s contract assets and contract liabilities:

	June 30, 2025	December 31, 2024

	(In thousands)
Short-term unbilled receivables, net (1)	$37,137	$32,917
Long-term unbilled receivables, net (2)	5,747	7,873
Total contract assets	$42,884	$40,790

Short-term deferred revenues	$153,597	$141,370
Long-term deferred revenues	80,447	76,123
Total contract liabilities	$234,044	$217,493
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
During the three and six months ended June 30, 2025, the Company recognized revenues of $38.6 million and $92.8 million, respectively, that were included in the corresponding gross short-term deferred revenues balance of $141.4 million as of December 31, 2024.

Deferred revenues from product sales primarily relate to delivered and invoiced products, pending installation and acceptance. Deferred revenues from service contracts primarily relate to services that have been invoiced, but services have not yet been provided. Short-term deferred revenues are expected to be recognized within the next twelve months. Long-term deferred revenues substantially consist of deferred revenues on long-term technical and SaaS and Expert Services contracts which have been invoiced and are expected to be recognized as revenue beyond twelve months, generally not more than ten years. The Company generally invoices customers for products upon shipment. Invoicing associated with the service portion of agreements is generally periodic and is billed on a monthly, quarterly, or annual basis, and in certain circumstances, multiple years are billed at one time. SaaS and Expert Services agreements are generally invoiced periodically on a monthly, quarterly or annual basis over the life of the agreement. In certain circumstances, portions of these agreements may be invoiced lump sum.
In addition, the Company has remaining performance obligations associated with contracts for which the associated products have been accepted or associated services have started, but where invoicing has not yet occurred and therefore are not reflected in deferred revenue. These remaining performance obligations are comprised of the non-variable portions of technical services and SaaS and Expert Services provided under non-cancellable contracts with minimum commitments. Remaining performance obligations which are not included in deferred revenues were $384.1 million as of June 30, 2025. Remaining performance obligations are expected to be recognized ratably over the remaining terms of the associated contracts, which terms vary but are generally not more than ten years. Remaining performance obligations do not include product obligations, services where the associated product has not been accepted, services which have not yet started, variable portions of services, and certain other obligations.
Significant Customers
There were no customers that accounted for more than 10% of the Company’s total revenues for the three and six months ended June 30, 2025 and 2024. Also, there were no customers that accounted for more than 10% of the Company’s accounts receivable and unbilled receivables balance as of June 30, 2025 and December 31, 2024.
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

The basic and diluted net income (loss) per share calculations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(In thousands, except per share data)
Net income (loss)	$5,639	$3,735	$(1,384)	$(11,941)
Weighted-average shares outstanding – basic	46,788	45,953	46,692	45,842
Effect of dilutive securities from stock award plans	198	83	—	—
Weighted-average shares outstanding – diluted	46,986	46,036	46,692	45,842

Net income (loss) per share – basic	$0.12	$0.08	$(0.03)	$(0.26)
Net income (loss) per share – diluted	$0.12	$0.08	$(0.03)	$(0.26)

Anti-dilutive weighted-average shares related to stock award plans	2,881	2,719	3,657	3,247
Anti-dilutive weighted-average shares related to convertible senior notes and warrants	9,622	11,816	9,622	11,816
Note 5. Cash and Cash Equivalents and Fair Value of Financial Instruments
Cash and cash equivalents of $399.0 million and $369.2 million as of June 30, 2025 and December 31, 2024, respectively, consisted of bank accounts and highly-liquid U.S. Government money market funds held in sweep and asset management accounts with financial institutions of high credit quality. As of June 30, 2025 and December 31, 2024, cash equivalents were $352.2 million and $328.0 million, respectively, which consisted of money market funds held in sweep and asset management accounts. The Company recorded interest income on its cash and cash equivalents of $3.7 million and $6.6 million for the three months ended June 30, 2025 and 2024, respectively, and $7.3 million and $12.6 million for the six months ended June 30, 2025 and 2024, respectively, which is included within interest and other income (expense), net in the Condensed Consolidated Statements of Operations.
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
The following table summarizes the carrying amounts, net of unamortized debt issuance costs, and fair values of the convertible senior notes:

	June 30, 2025	December 31, 2024

	(In thousands)
Net carrying amount:
2025 Notes	174,801	174,324
2029 Notes	166,994	166,397
Total net carrying amount	$341,795	$340,721

Fair value:
2025 Notes	$172,043	$167,129
2029 Notes	154,560	181,320
Total fair value	$326,603	$348,449

Note 6. Balance Sheet Components
Balance sheet details are presented in the tables below:

	June 30, 2025	December 31, 2024

	(In thousands)
Inventories:
Raw materials	$31,319	$33,501
Work in process	2,136	1,515
Finished goods	72,329	53,643
Total inventories	$105,784	$88,659

Other current assets:
Funds held for customers, including restricted cash (1)	$45,838	$47,846
Deferred cost of sales	10,915	8,704
Net investment in sales-type leases, current portion	12,629	12,475
Prepaid income taxes	2,996	1,334
Other current assets	5,905	4,934
Total other current assets	$78,283	$75,293

Other long-term assets:
External-use software development costs, net	$56,229	$58,436
Unbilled receivables, net	5,747	7,873
Deferred debt issuance costs	2,553	2,940
Other long-term assets	7,499	10,057
Total other long-term assets	$72,028	$79,306

Accrued liabilities:
Operating lease liabilities, current portion	$11,855	$10,702
Customer fund liabilities	45,838	47,846
Advance payments from customers	11,773	12,760
Rebate liabilities	48,465	49,300
Taxes payable	3,328	11,443
Other accrued liabilities	30,617	35,844
Total accrued liabilities	$151,876	$167,895
_________________________________________________
(1)    Includes restricted cash of $32.5 million and $29.4 million as of June 30, 2025 and December 31, 2024, respectively.
The Company capitalizes certain costs associated with cloud computing arrangements that are associated with service contracts, which are amortized using the straight-line method over the term of the arrangement. As of both June 30, 2025 and December 31, 2024, capitalized costs associated with cloud computing arrangements, net of accumulated amortization, were $5.0 million.

The following table summarizes the changes in accumulated balances of other comprehensive income (loss), which consisted of foreign currency translation adjustments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(In thousands)
Beginning balance	$(13,807)	$(14,831)	$(17,195)	$(13,432)
Other comprehensive income (loss):	6,288	(47)	9,676	(1,446)
Ending balance	$(7,519)	$(14,878)	$(7,519)	$(14,878)
Note 7. Property and Equipment
The following table represents the property and equipment balances:

	June 30, 2025	December 31, 2024

	(In thousands)
Equipment	$104,472	$99,728
Furniture and fixtures	4,934	4,809
Leasehold improvements	18,144	17,722
Purchased software and internal-use software development costs	156,137	146,287
Construction in progress	19,446	12,539
Property and equipment, gross	303,133	281,085
Accumulated depreciation and amortization	(184,179)	(168,393)
Total property and equipment, net	$118,954	$112,692
Depreciation and amortization expense of property and equipment was $8.6 million and $8.7 million for the three months ended June 30, 2025 and 2024, respectively, and $17.2 million and $17.3 million for the six months ended June 30, 2025 and 2024, respectively.
The geographic location of the Company’s property and equipment, net, is based on the physical location in which it is located. The following table summarizes the geographic information for property and equipment, net:

	June 30, 2025	December 31, 2024

	(In thousands)
United States	$115,192	$109,534
Rest of world	3,762	3,158
Total property and equipment, net	$118,954	$112,692
Note 8. External-Use Software Development Costs
The carrying amounts of external-use software development costs were as follows:

	June 30, 2025	December 31, 2024

	(In thousands)
Gross carrying amount	$258,421	$249,335
Accumulated amortization	(202,192)	(190,899)
External-use software development costs, net (1)	$56,229	$58,436
_________________________________________________
(1)     Included in other long-term assets in the Condensed Consolidated Balance Sheets.

The Company recorded $5.6 million and $6.4 million to cost of product revenues for amortization of external-use software development costs for the three months ended June 30, 2025 and 2024, respectively, and $11.3 million and $13.1 million for the six months ended June 30, 2025 and 2024, respectively.
The estimated future amortization expenses for external-use software development costs were as follows:

June 30, 2025

(In thousands)
Remaining six months of 2025	$10,498
2026	17,961
2027	12,098
2028	8,241
2029	5,614
Thereafter	1,817
Total	$56,229
Note 9. Goodwill and Intangible Assets
Goodwill
The following table represents changes in the carrying amount of goodwill:

(In thousands)
Balance as of December 31, 2024	$734,727
Foreign currency exchange rate fluctuations	3,761
Balance as of June 30, 2025	$738,488
Intangible Assets, Net
The carrying amounts and useful lives of intangible assets were as follows:

	June 30, 2025
	Gross carrying amount (1)	Accumulated amortization	Foreign currency exchange rate fluctuations	Net carrying amount	Useful life (years)

	(In thousands, except for years)
Customer relationships	$307,418	$(141,907)	$(1,167)	$164,344	4 - 30
Acquired technology	45,379	(33,663)	—	11,716	4 - 20
Trade names	2,400	(1,820)	—	580	5
Patents	1,681	(972)	—	709	2 - 20
Total intangible assets, net	$356,878	$(178,362)	$(1,167)	$177,349

	December 31, 2024
	Gross carrying amount (1)	Accumulated amortization	Foreign currency exchange rate fluctuations	Net carrying amount	Useful life (years)

	(In thousands, except for years)
Customer relationships	$307,418	$(133,111)	$(1,373)	$172,934	4 - 30
Acquired technology	46,134	(32,421)	—	13,713	4 - 20
Trade names	2,400	(1,580)	—	820	5
Patents	2,291	(1,492)	—	799	2 - 20
Total intangible assets, net	$358,243	$(168,604)	$(1,373)	$188,266
_________________________________________________
(1)    The differences in gross carrying amounts between periods are primarily due to the write-off of certain fully amortized intangible assets.
Amortization expense of intangible assets was $5.3 million and $5.7 million for the three months ended June 30, 2025 and 2024, respectively, and $11.1 million and $11.7 million for the six months ended June 30, 2025 and 2024, respectively.
The estimated future amortization expenses for amortizable intangible assets were as follows:

June 30, 2025

(In thousands)
Remaining six months of 2025	$10,119
2026	18,041
2027	16,233
2028	15,145
2029	13,647
Thereafter	104,164
Total	$177,349
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
On November 18, 2024, Omnicell, Inc., as borrower, entered into a First Amendment to Second Amended and Restated Credit Agreement (the “Amendment”) with the lenders party thereto from time to time, and Wells Fargo Bank, National Association, as administrative agent for the lenders. Pursuant to the Amendment, effective as of November 19, 2024, the springing maturity for the revolving credit facility that is tied to the outstanding principal amount of Omnicell, Inc.’s existing 0.25% Convertible Senior Notes due 2025 (the “2025 Notes”) will apply only if more than $200 million in the aggregate principal amount of the 2025 Notes remain outstanding as of 91 days prior to the maturity date of the 2025 Notes.
As of both June 30, 2025 and December 31, 2024, the Company had $350.0 million of funds available under the Current Revolving Credit Facility. As of June 30, 2025 and December 31, 2024, the Company had no outstanding balance under the Current Revolving Credit Facility. The Company was in compliance with all covenants as of June 30, 2025.
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
During the three months ended June 30, 2025 and December 31, 2024, none of the conditional conversion features of the 2025 Notes were triggered. As of May 15, 2025, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders of the 2025 Notes may convert all or any portion of their 2025 Notes at any time. As the 2025 Notes will mature on September 15, 2025, the Company classified the 2025 Notes as a current liability in its Condensed Consolidated Financial Statements as of both June 30, 2025 and December 31, 2024.
Under the original terms of the 2025 Notes Indenture, upon conversion, the Company could satisfy its conversion obligation by paying or delivering cash, shares of its common stock, or a combination thereof, at the Company’s election, in the manner and subject to the terms and conditions provided in the 2025 Notes Indenture. On December 13, 2021, the Company irrevocably elected to fix its settlement method to a combination of cash and shares of the Company’s common stock with the specified cash amount per $1,000 principal amount of 2025 Notes of at least $1,000. As a result, for 2025 Notes converted on or after December 13, 2021, a converting noteholder will receive (i) up to $1,000 in cash per $1,000 principal amount of 2025 Notes and (ii) as of May 15, 2025, a converting noteholder will receive shares of the Company’s common stock for any conversion consideration in excess of $1,000. The initial conversion rate for the 2025 Notes is 10.2751 shares of the Company’s common stock per $1,000 principal amount of 2025 Notes, which is equivalent to an initial conversion price of approximately $97.32 per share of the Company’s common stock, subject to adjustment under certain circumstances in accordance with the terms of the 2025 Notes Indenture. In addition, following certain corporate events that could occur prior to the maturity date of the 2025 Notes or if the Company delivers a notice of redemption in respect of the 2025 Notes, the Company will, under certain circumstances, increase the conversion rate of the 2025 Notes for a holder who elects to convert its 2025 Notes (or any portion thereof) in connection with such a corporate event or convert its 2025 Notes called (or deemed called) for redemption during the related redemption period (as defined in the 2025 Notes Indenture), as the case may be.
If the Company undergoes a fundamental change, holders may require, subject to certain exceptions, the Company to repurchase for cash all or any portion of their 2025 Notes at a fundamental change repurchase price equal to 100% of the principal amount of the 2025 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. As of June 30, 2025, none of the criteria for a fundamental change or a conversion rate adjustment had been met.
As of June 30, 2025, the Company may redeem for cash all or any portion of the 2025 Notes, at its option, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price for the 2025 Notes then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the 2025 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. If the Company redeems less than all of the outstanding 2025 Notes, at least $150.0 million aggregate principal amount of the 2025 Notes must be outstanding and not subject to redemption as of the date of the relevant notice of redemption. No sinking fund is provided for in the 2025 Notes.
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
The debt issuance costs associated with the remaining 2025 Notes are being amortized to interest expense over the term of the 2025 Notes using an effective interest rate of 0.80%. As of June 30, 2025, the remaining life of the 2025 Notes and the related issuance cost accretion is approximately 0.2 years.
Following the partial repurchase of the 2025 Notes, the maximum number of shares issuable upon conversion, including the effect of a fundamental change and subject to other conversion rate adjustments, would be 1.8 million shares. As of June 30, 2025, the if-converted value of the 2025 Notes did not exceed the principal amount.
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
During the three months ended June 30, 2025 and December 31, 2024, none of the conditional conversion features of the 2029 Notes were triggered, and therefore, the 2029 Notes are not convertible during the third quarter of 2025, commencing on July 1, 2025, and were not convertible during the first quarter of 2025, commencing on January 1, 2025.
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
If the Company undergoes a fundamental change (as defined in the 2029 Notes Indenture), holders may require, subject to certain exceptions, the Company to repurchase for cash all or any portion of their 2029 Notes at a fundamental change repurchase price equal to 100% of the principal amount of the 2029 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. As of June 30, 2025, none of the criteria for a fundamental change or a conversion rate adjustment had been met.
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
The debt issuance costs associated with the 2029 Notes are being amortized to interest expense over the term of the 2029 Notes using an effective interest rate of 1.75%. As of June 30, 2025, the remaining life of the 2029 Notes and the related issuance cost accretion is approximately 4.4 years.
The maximum number of shares issuable upon conversion, including the effect of a fundamental change and subject to other conversion rate adjustments, would be 3.0 million shares. As of June 30, 2025, the if-converted value of the 2029 Notes did not exceed the principal amount.

The 2025 Notes and the 2029 Notes consisted of the following balances:

	June 30, 2025	December 31, 2024

	(In thousands)
2025 Notes:
Principal amount	$175,000	$175,000
Unamortized debt issuance costs	(199)	(676)
Convertible senior notes, net, current	$174,801	$174,324

2029 Notes:
Principal amount	$172,500	$172,500
Unamortized debt issuance costs	(5,506)	(6,103)
Convertible senior notes, net, noncurrent	$166,994	$166,397
The following table summarizes the components of interest expense resulting from the 2025 Notes and the 2029 Notes recognized in interest and other income (expense), net in the Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(In thousands)
Contractual coupon interest:
2025 Notes	$110	$359	$219	$719
2029 Notes	$432	$—	863	—
Amortization of debt issuance costs:
2025 Notes	$239	$778	$477	$1,555
2029 Notes	$294	$—	597	—
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
The following table presents the Company’s income recognized from sales-type leases:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(In thousands)
Sales-type lease revenues	$6,631	$11,576	$12,449	$18,612
Cost of sales-type lease revenues	(4,102)	(7,110)	(7,039)	(11,297)
Selling profit on sales-type lease revenues	$2,529	$4,466	$5,410	$7,315
The receivables as a result of these types of transactions are collateralized by the underlying equipment leased and consist of the following components:

	June 30, 2025	December 31, 2024

	(In thousands)
Net minimum lease payments to be received	$79,433	$77,976
Less: Unearned interest income portion	(12,847)	(12,757)
Net investment in sales-type leases	66,586	65,219
Less: Current portion (1)	(12,629)	(12,475)
Long-term investment in sales-type leases, net	$53,957	$52,744
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

The maturity schedule of future minimum lease payments under sales-type leases retained in-house and the reconciliation to the net investment in sales-type leases reported on the Condensed Consolidated Balance Sheets was as follows:

June 30, 2025

(In thousands)
Remaining six months of 2025	$8,536
2026	15,310
2027	14,266
2028	13,176
2029	10,511
Thereafter	17,634
Total future minimum sales-type lease payments	79,433
Present value adjustment	(12,847)
Total net investment in sales-type leases	$66,586
Note 13. Lessee Leases
The Company has operating leases for office buildings, data centers, office equipment, and vehicles. The Company’s leases have initial terms of one to twelve years. As of June 30, 2025, the Company did not have any additional material operating leases that were entered into, but not yet commenced.
The maturity schedule of future minimum lease payments under operating leases and the reconciliation to the operating lease liabilities reported on the Condensed Consolidated Balance Sheets was as follows:

June 30, 2025

(In thousands)
Remaining six months of 2025	$6,976
2026	13,601
2027	11,637
2028	9,948
2029	3,176
Thereafter	1,935
Total operating lease payments	47,273
Present value adjustment	(4,658)
Total operating lease liabilities (1)	$42,615
_________________________________________________
(1)    Amount consists of a current and long-term portion of operating lease liabilities of $11.9 million and $30.8 million, respectively. The current portion of the operating lease liabilities is included in accrued liabilities in the Condensed Consolidated Balance Sheets.
Operating lease costs were $2.7 million and $2.6 million for the three months ended June 30, 2025 and 2024, respectively, and $5.1 million and $5.2 million for the six months ended June 30, 2025 and 2024, respectively. Short-term lease costs and variable lease costs were not material for the three and six months ended June 30, 2025 and 2024.
The following table summarizes supplemental cash flow information related to the Company’s operating leases:

	Six Months Ended June 30,
	2025	2024

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities	$7,012	$6,765
Right-of-use assets obtained in exchange for new lease liabilities	$6,022	$5,509

The following table summarizes the weighted-average remaining lease term and weighted-average discount rate related to the Company’s operating leases:

	June 30, 2025	December 31, 2024
Weighted-average remaining lease term, years	3.8	4.1
Weighted-average discount rate, %	5.5%	5.8%
Note 14. Commitments and Contingencies
Purchase Obligations
In the ordinary course of business, the Company issues purchase orders based on its current manufacturing needs. As of June 30, 2025, the Company had non-cancelable purchase commitments of $139.2 million, of which $111.4 million are expected to be paid within the year ending December 31, 2025.
Legal Proceedings
The Company is currently involved in various legal proceedings.
In December 2023, Omnicell received a civil request for records issued by the U.S. Attorney’s Office for the Eastern District of Washington (the “Government”) related to the Company’s compliance with the pricing terms and conditions of its previous Federal Supply Schedule (“FSS”) contract with the federal government. In December 2024, the Government presented information identifying certain potential non-compliances with the FSS contract and associated potential violations of the False Claims Act. On May 5, 2025, Omnicell entered into a settlement agreement with the Government to resolve this matter. The settlement, which settled the matter without admission of liability, required payment of approximately $4.6 million to cover damages and other statutorily provided amounts under the False Claims Act, which was paid on May 19, 2025. The Company does not expect further engagement with the federal Government regarding this matter.
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
Note 15. Income Taxes
The Company generally provides for income taxes in interim periods based on the estimated annual effective tax rate for the year, adjusting for discrete items in the quarter in which they arise. For both the six months ended June 30, 2025 and 2024, the Company recorded a provision for income taxes of $2.3 million by applying its estimated annual effective tax rate to its year-to-date measure of ordinary income and adjusted for $2.0 million and $3.3 million, respectively, of discrete income tax expense primarily from equity compensation.
The effective tax rate for the six months ended June 30, 2025 differed from the statutory rate of 21% primarily due to the unfavorable impact of state taxes, non-deductible compensation and equity charges, partially offset by the favorable impact of the research and development credits and a foreign-derived intangible income (“FDII”) deduction. The effective tax rate for the six months ended June 30, 2024 differed from the statutory rate of 21% primarily due to the benefit of the research and development credits and a foreign-derived intangible income benefit deduction, partially offset by the unfavorable impact of the non-deductible compensation, equity charges, and Global Intangible Low-Taxed Income tax inclusion.
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted in the United States, which includes significant tax reform provisions. Included in the OBBBA are provisions that allow for the immediate expensing of domestic United States research and development expenses, immediate expensing of certain capital expenditures, and other changes to the U.S. taxation of profits derived from foreign operations. The Company is currently evaluating the impact that the OBBBA may have on its consolidated financial statements.

The Organization for Economic Co-Operation and Development introduced Base Erosion and Profit Shifting Pillar Two rules that impose a global minimum tax rate of 15% on multi-national corporations. These rules did not have an impact on the Company’s provision for income taxes for the six months ended June 30, 2025.
As of June 30, 2025 and December 31, 2024, the Company had gross unrecognized tax benefits of $11.0 million and $10.5 million, respectively. The Company recognizes interest and penalties related to uncertain tax positions in interest and other income (expense), net in the Condensed Consolidated Statements of Operations. Accrued interest and penalties are included within other long-term liabilities on the Condensed Consolidated Balance Sheets. As of June 30, 2025 and December 31, 2024, the amount of accrued interest and penalties was $0.9 million and $0.6 million, respectively.
The Company files income tax returns in the United States and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examinations by taxing authorities, including major jurisdictions such as the United States, Germany, Italy, France, the United Kingdom, and India. With few exceptions, as of June 30, 2025, the Company was no longer subject to U.S., state, and foreign tax examinations for years before 2021, 2020, and 2020, respectively.

Note 16. Employee Benefits and Share-Based Compensation
Share-Based Compensation Expense
The following table sets forth the total share-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(In thousands)
Cost of product and service revenues	$1,207	$1,620	$2,925	$3,175
Research and development	1,022	1,139	2,242	2,214
Selling, general, and administrative	8,301	7,272	16,149	13,283
Total share-based compensation expense	$10,530	$10,031	$21,316	$18,672
The Company capitalized approximately $0.6 million and $1.0 million during the three months ended June 30, 2025 and 2024, respectively, and $1.4 million and $1.7 million during the six months ended June 30, 2025 and 2024, respectively, of share-based compensation expense to internal-use and external-use software development costs related to internal labor. The Company did not capitalize any material share-based compensation expense to inventory during the three and six months ended June 30, 2025 and 2024.
Employee Stock Purchase Plan (“ESPP”)
The following assumptions were used to value shares under the ESPP:

Three and Six Months Ended June 30,
	2025	2024
Expected life, years	0.5 - 2.0	0.5 - 2.0
Expected volatility, %	45.8% - 58.7%	33.7% - 57.0%
Risk-free interest rate, %	4.1% - 5.2%	1.5% - 5.5%
Dividend yield, %	—%	—%
For the six months ended June 30, 2025 and 2024, employees purchased approximately 335,000 and 334,000 shares of common stock, respectively, under the ESPP at a weighted-average price of $24.57 and $24.06, respectively.
Stock Options
The following table summarizes the stock option activity under the 2009 Plan:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Years	Aggregate Intrinsic Value

	(In thousands, except per share data)
Outstanding at December 31, 2024	1,760	$67.51	3.6	$2,619
Granted	—	—
Exercised	(1)	30.92
Expired	(131)	70.64
Forfeited	—	—
Outstanding at June 30, 2025	1,628	$67.29	3.2	$84
Exercisable at June 30, 2025	1,627	$67.23	3.2	$84
Vested and expected to vest at June 30, 2025 and thereafter	1,628	$67.28	3.2	$84

Restricted Stock Units (“RSUs”)
The following table summarizes the RSU activity under the 2009 Plan:

	Number of Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Years	Aggregate Intrinsic Value

	(In thousands, except per share data)
Outstanding at December 31, 2024	1,614	$54.58	1.6	$71,849
Granted	186	33.09
Vested	(186)	73.11
Forfeited	(214)	54.66
Outstanding and unvested at June 30, 2025	1,400	$49.27	1.3	$41,166
As of June 30, 2025, total unrecognized compensation cost related to RSUs was $41.1 million, which is expected to be recognized over the remaining weighted-average vesting period of 2.6 years.
Performance-Based Stock Unit Awards (“PSUs”)
The following table summarizes the PSU activity under the 2009 Plan:

	Number of Shares	Weighted-Average Grant Date Fair Value

	(In thousands, except per share data)
Outstanding at December 31, 2024	177	$28.67
Granted (Awarded)	139	32.66
Additional granted based on performance achievement	135	28.67
Vested (Released)	(97)	28.67
Forfeited	—	—
Outstanding and unvested at June 30, 2025	354	$30.24
As of June 30, 2025, total unrecognized compensation cost related to PSUs was approximately $4.3 million, which is expected to be recognized over the remaining weighted-average vesting period of 1.3 years.
Summary of Shares Reserved for Future Issuance under Equity Incentive Plans
The Company had the following ordinary shares reserved for future issuance under its equity incentive plans as of June 30, 2025:

Number of Shares

(In thousands)
Stock options outstanding	1,628
Non-vested restricted stock awards	1,808
Shares authorized for future issuance	4,691
ESPP shares available for future issuance	2,391
Total shares reserved for future issuance	10,518
Stock Repurchase Programs
On May 22, 2025, the Company’s Board of Directors (the “Board”) authorized a new stock repurchase program, which does not expire, providing for the repurchase of up to $75.0 million of the Company’s common stock (the “2025 Repurchase Program”). The 2025 Repurchase Program is in addition to the stock repurchase program approved by the Board on August 2, 2016 providing for the repurchase of up to $50.0 million of the Company’s common stock (the “2016 Repurchase Program”). As of December 31, 2024, the maximum dollar value of shares that may yet be purchased under the 2016 Repurchase Program was $2.7 million and during the three and six months ended June 30, 2025, the 2016 Repurchase Program was completed.

The timing, price, and volume of repurchases are to be based on a variety of factors, including market conditions, relevant securities laws and regulatory requirements, and other corporate considerations, as determined by the Company’s management. Stock repurchases may be made from time to time on the open market, through block trades, in privately negotiated transactions, accelerated or other structured stock repurchase programs, or pursuant to a Rule 10b5-1 plan. The 2025 Repurchase Program does not obligate the Company to repurchase any specific number of shares, and the Company may terminate or suspend the 2025 Repurchase Program at any time.
During the three and six months ended June 30, 2025, the Company repurchased approximately 536,000 shares of its common stock under the repurchase programs at an average price of $29.24 per share for an aggregate purchase price of approximately $15.7 million. During the three and six months ended June 30, 2024, the Company did not repurchase any of its outstanding common stock under the 2016 Repurchase Program. As of June 30, 2025, the maximum dollar value of shares that may yet be purchased under the 2025 Repurchase Program was $62.1 million.
Note 17. Restructuring Expenses
On April 26, 2024, the Company’s management committed to the wind down of the Company’s Medimat Robotic Dispensing System (“RDS”) product line, subject to local law and statutory works council consultation requirements. During the six months ended June 30, 2024, the Company incurred approximately $3.3 million of employee severance costs and other expenses related to the RDS product line wind down. During the three months ended June 30, 2024, the Company did not incur any additional employee-related expenses related to the RDS product line wind down. In addition, during the three and six months ended June 30, 2024, the Company incurred $5.4 million of inventory write-down charges related to the RDS product line wind down that were recorded to cost of revenues in the Company’s Condensed Consolidated Statements of Operations. During the three and six months ended June 30, 2025, the Company did not incur any material restructuring expenses.
The following table summarizes the total employee-related restructuring expense recognized in the Company’s Condensed Consolidated Statements of Operations:

Six Months Ended June 30,
2024

(In thousands)
Cost of product and service revenues	$2,696
Research and development	311
Selling, general, and administrative	156
Total restructuring expense	$3,163
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
•our ability to take advantage of growth opportunities and develop and commercialize new solutions and enhance existing solutions, including incorporating artificial intelligence (“AI”) technology and the use of AI by our vendors and competitors;
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
•changes to the 340B Program;
•operating in foreign countries, including the potential impact of political unrest, terrorism, other potential hostilities, threats of terrorism or potential hostilities, or tariffs;
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
Omnicell solutions are helping healthcare facilities worldwide to uncover cost savings, improve labor efficiency, establish new revenue streams, enhance supply chain control, support compliance, and move closer to the industry-defined vision of the Autonomous Pharmacy. We sell our product and consumable solutions together with related service offerings. Revenues generated in the United States represented 91% and 92% of our total revenues for the three months ended June 30, 2025 and 2024, respectively, and 92% and 91% of our total revenues for the six months ended June 30, 2025 and 2024, respectively.
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
Global Trade Relations
On April 2, 2025, the current U.S. administration imposed significant tariffs on a wide variety of products manufactured in virtually every foreign jurisdiction, which tariffs were subsequently paused for 90 days on April 10, 2025, and such tariffs were then expected to be reinstated on August 7, 2025. In addition, tariffs on all imports from China, which were 145% as of April 10, 2025, were subsequently reduced for 90 days on May 14, 2025, with such tariff rates being 30% as of August 6, 2025. In response, several foreign countries have imposed reciprocal tariffs on goods manufactured in the United States. Furthermore, the current U.S. administration has also announced, as have other foreign governments, that it may implement other tariffs or increase existing tariffs. We are monitoring ongoing developments surrounding the fluid tariff environment. Although we continue to work to mitigate the impact of current or potential tariffs, there can be no assurance that we will be able to offset any increased costs or other adverse impacts. As a result, we may incorrectly anticipate outcomes, forgo or pass up business opportunities, or fail to appropriately adapt or manage our business strategies in response to these changes. As a result of all of these factors, we may experience direct and indirect adverse effects on our business, operating results, cash flow, or financial condition.

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
As part of most connected devices product sales, we generally provide installation planning and consulting, which is typically included in the initial price of the solution.
Annual Recurring Revenue
We consider revenues generated from our consumables, technical services, and SaaS and Expert Services to be recurring revenues. For the portions of our business which generate recurring revenues, we utilize ARR as a key metric to measure our progress in growing our recurring revenue business. We define ARR at a measurement date as the revenue we expect to receive from our customers over the course of the following year for providing them with products or services. ARR includes expected revenue from all customers who are using our products or services at the reported date. For technical services and SaaS and Expert Services, solutions are generally on a contractual basis, typically with contracts for a period of 12 months or more, with a high probability of renewal. Probability of renewal is based on historic renewal experience of the individual revenue streams or management’s best estimates if historical renewal experience is not available. Consumables orders are placed by customers through our Omnicell Storefront online platform or through written or telephonic orders and are sold to a customer base who utilize the consumable products and place recurring orders when customer inventory is depleted. ARR is generally calculated based on revenues received in the most recent quarter and changes to expected revenues where solutions were added to or removed from the install or customer base in the quarter. Revenues from technical services and SaaS and Expert Services are recorded ratably over the service term. As part of our SaaS and Expert Services offerings, we provide a range of services to our customers including Central Pharmacy Dispensing Service (service portion), IV Compounding Service (service portion), EnlivenHealth, Specialty Pharmacy Services, 340B solutions, Inventory Optimization Service, and other software solutions, which typically are provided over two to seven years. In addition, to help ensure the maximum availability of our systems, our customers typically purchase technical services contracts (support and maintenance) in increments of one to five years. Revenue from consumables are recorded when the product has shipped and title has passed. Our measure of ARR may be different than that used by other companies. Because ARR is based on expected future revenue, it does not represent revenue recognized during a particular reporting period or revenue to be recognized in future reporting periods. ARR should not be viewed as a substitute for revenues.
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
Our full-time employee headcount was approximately 3,650 as of June 30, 2025.
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
We believe the following critical accounting policies are affected by significant judgments and estimates used in the preparation of our Condensed Consolidated Financial Statements:
•Revenue recognition;
•Inventory; and
•Accounting for income taxes.
There were no material changes in the matters for which we make critical accounting estimates in the preparation of our Condensed Consolidated Financial Statements during the six months ended June 30, 2025 as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
RESULTS OF OPERATIONS
Total Revenues

	Three Months Ended June 30,
			Change in
	2025	2024	$	%

	(Dollars in thousands)
Product revenues	$163,172	$156,580	$6,592	4%
Percentage of total revenues	56%	57%
Service revenues	127,390	120,208	$7,182	6%
Percentage of total revenues	44%	43%
Total revenues	$290,562	$276,788	$13,774	5%
Product revenues represented 56% and 57% of total revenues for the three months ended June 30, 2025 and 2024, respectively. Product revenues increased by $6.6 million, primarily due to the increase in revenues from our XT Amplify program, partially offset by lower volumes from our XT Series automated dispensing systems business due to the timing of our XT Series systems lifecycle, as we are largely through the replacement cycle.
Service revenues represented 44% and 43% of total revenues for the three months ended June 30, 2025 and 2024. Service revenues include revenues from technical services and SaaS and Expert Services offerings. Service revenues increased by $7.2 million due to an increase of $4.4 million in technical services revenues primarily as a result of growth in our installed customer base and the impact of pricing actions, as well as an increase of $2.7 million in SaaS and Expert Services revenues due to continued customer demand, including an increase in revenues from our Specialty Pharmacy Services offering.
Our international sales represented 9% and 8% of total revenues for the three months ended June 30, 2025 and 2024, respectively, and are expected to be affected by foreign currency exchange rate fluctuations. We are unable to predict the extent to which revenues in future periods will be impacted by changes in foreign currency exchange rates.

	Six Months Ended June 30,
			Change in
	2025	2024	$	%

	(Dollars in thousands)
Product revenues	$308,340	$289,875	$18,465	6%
Percentage of total revenues	55%	55%
Service revenues	251,890	233,064	$18,826	8%
Percentage of total revenues	45%	45%
Total revenues	$560,230	$522,939	$37,291	7%
Product revenues represented 55% of total revenues for both the six months ended June 30, 2025 and 2024. Product revenues increased by $18.5 million, primarily due to the increase in revenues from our XT Amplify program, partially offset by lower volumes from our XT Series automated dispensing systems business due to the timing of our XT Series systems lifecycle, as we are largely through the replacement cycle.
Service revenues represented 45% of total revenues for both the six months ended June 30, 2025 and 2024. Service revenues include revenues from technical services and SaaS and Expert Services offerings. Service revenues increased by $18.8 million due to an increase of $7.3 million in technical services revenues primarily as a result of growth in our installed customer base and the impact of pricing actions, as well as an increase of $11.5 million in SaaS and Expert Services revenues due to continued customer demand, including an increase in revenues from our Specialty Pharmacy Services offering.
Our international sales represented 8% and 9% of total revenues for the six months ended June 30, 2025 and 2024, respectively, and are expected to be affected by foreign currency exchange rate fluctuations. We are unable to predict the extent to which revenues in future periods will be impacted by changes in foreign currency exchange rates.
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

	Three Months Ended June 30,
			Change in
	2025	2024	$	%

	(Dollars in thousands)
Cost of revenues:
Cost of product revenues	$91,919	$99,381	$(7,462)	(8)%
As a percentage of related revenues	56%	63%
Cost of service revenues	70,965	63,056	$7,909	13%
As a percentage of related revenues	56%	52%
Total cost of revenues	$162,884	$162,437	$447	—%
As a percentage of total revenues	56%	59%

Gross profit	$127,678	$114,351	$13,327	12%
Gross margin	44%	41%

Cost of revenues for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 increased by $0.4 million, primarily driven by a $7.9 million increase in cost of service revenues, partially offset by a $7.5 million decrease in cost of product revenues.
The decrease in cost of product revenues for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 was primarily driven by the impact of more favorable materials costs as well as favorable impact from customer and product mix during the three months ended June 30, 2025, partially offset by an increase in revenues.
The increase in cost of service revenues was primarily driven by the increase in service revenues of $7.2 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, including the associated increase in employee-related expenses.
The overall increase in gross margin primarily relates to higher revenues for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, as well as a decrease in cost of product revenues primarily due to the impact of more favorable materials costs as well as favorable impact from customer and product mix during the three months ended June 30, 2025, partially offset by an increase in employee-related expenses. Our gross profit for the three months ended June 30, 2025 was $127.7 million, as compared to $114.4 million for the three months ended June 30, 2024.

	Six Months Ended June 30,
			Change in
	2025	2024	$	%

	(Dollars in thousands)
Cost of revenues:
Cost of product revenues	$177,504	$191,822	$(14,318)	(7)%
As a percentage of related revenues	58%	66%
Cost of service revenues	144,112	124,143	$19,969	16%
As a percentage of related revenues	57%	53%
Total cost of revenues	$321,616	$315,965	$5,651	2%
As a percentage of total revenues	57%	60%

Gross profit	$238,614	$206,974	$31,640	15%
Gross margin	43%	40%
Cost of revenues for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 increased by $5.7 million, primarily driven by a $20.0 million increase in cost of service revenues, partially offset by a $14.3 million decrease in cost of product revenues.
The decrease in cost of product revenues for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was primarily driven by the impact of more favorable materials costs as well as favorable impact from customer and product mix during the six months ended June 30, 2025 and a decrease of $2.6 million of restructuring costs, partially offset by an increase in revenues.
The increase in cost of service revenues was primarily driven by the increase in service revenues of $18.8 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, including the associated increase in employee-related expenses, and an increase in certain non-recurring costs, including software upgrade expenses.
The overall increase in gross margin primarily relates to higher revenues for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, as well as a decrease in cost of product revenues primarily due to the impact of more favorable materials costs as well as favorable impact from customer and product mix during the six months ended June 30, 2025 and a decrease in restructuring costs, partially offset by an increase in employee-related expenses and an increase in certain non-recurring costs, including software upgrade expenses. Our gross profit for the six months ended June 30, 2025 was $238.6 million, as compared to $207.0 million for the six months ended June 30, 2024.

Operating Expenses and Interest and Other Income (Expense), Net

	Three Months Ended June 30,
			Change in
	2025	2024	$	%

	(Dollars in thousands)
Operating expenses:
Research and development	$21,573	$21,102	$471	2%
As a percentage of total revenues	7%	8%
Selling, general, and administrative	97,985	90,025	$7,960	9%
As a percentage of total revenues	34%	33%
Total operating expenses	$119,558	$111,127	$8,431	8%
As a percentage of total revenues	41%	40%

Interest and other income (expense), net	$2,333	$4,973	$(2,640)	(53)%
Research and Development. Research and development expenses increased by $0.5 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024.
Selling, General, and Administrative. Selling, general, and administrative expenses increased by $8.0 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase was primarily due to an increase of $5.3 million in employee-related expenses for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, as well as an increase of $3.1 million in the allowance for credit losses.
Interest and Other Income (Expense), Net. Interest and other income (expense), net changed by $2.6 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily driven by a $2.9 million decrease in other income and a $0.3 million decrease in other expense. The decrease in other income during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024 is primarily attributable to lower interest income received due to lower interest rates and lower cash and cash equivalents balances following the partial repurchase of our convertible senior notes in November 2024.

	Six Months Ended June 30,
			Change in
	2025	2024	$	%

	(Dollars in thousands)
Operating expenses:
Research and development	$42,099	$43,158	$(1,059)	(2)%
As a percentage of total revenues	8%	8%
Selling, general, and administrative	200,014	182,439	$17,575	10%
As a percentage of total revenues	36%	35%
Total operating expenses	$242,113	$225,597	$16,516	7%
As a percentage of total revenues	43%	43%

Interest and other income (expense), net	$4,422	$8,989	$(4,567)	(51)%
Research and Development. Research and development expenses decreased by $1.1 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024.
Selling, General, and Administrative. Selling, general, and administrative expenses increased by $17.6 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase was primarily due to an increase of $11.3 million in employee-related expenses primarily as a result of higher headcount, an increase of $3.6 million in the allowance for credit losses, an increase of $2.7 million for legal and regulatory expenses, and an increase of $1.5 million in certain restructuring and severance charges for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, partially offset by a decrease of $1.5 million in rent and facilities expenses as well as other expenses.

Interest and Other Income (Expense), Net. Interest and other income (expense), net changed by $4.6 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily driven by a $5.1 million decrease in other income and a $0.5 million decrease in other expense. The decrease in other income during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 is primarily attributable to lower interest income received due to lower interest rates and lower cash and cash equivalents balances following the partial repurchase of our convertible senior notes in November 2024.
Provision for Income Taxes

	Three Months Ended June 30,
			Change in
	2025	2024	$	%

	(Dollars in thousands)
Provision for income taxes	$4,814	$4,462	$352	8%

	Six Months Ended June 30,
			Change in
	2025	2024	$	%

	(Dollars in thousands)
Provision for income taxes	$2,307	$2,307	$—	—%
For both the six months ended June 30, 2025 and June 30, 2024, we recorded a provision for income taxes of $2.3 million by applying our estimated annual effective tax rate to our year-to-date measure of ordinary income and adjusted for $2.0 million and $3.3 million, respectively, of discrete income tax expense primarily from equity compensation. The change in the provision for income taxes for the six months ended June 30, 2025 compared to the provision for income taxes for the same period in 2024 was insignificant, consisting of various offsetting components of annual effective tax rate and discrete income tax expense.
Refer to Note 15, Income Taxes, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information.
LIQUIDITY AND CAPITAL RESOURCES
We had cash and cash equivalents of $399.0 million at June 30, 2025 compared to $369.2 million at December 31, 2024. All of our cash and cash equivalents are invested in bank accounts and money market funds held in sweep and asset management accounts with financial institutions of high credit quality.
Our cash position and working capital at June 30, 2025 and December 31, 2024 were as follows:

	June 30, 2025	December 31, 2024

	(In thousands)
Cash and cash equivalents	$399,004	$369,201
Working capital	$250,384	$219,815
Our ratio of current assets to current liabilities was 1.4:1 at both June 30, 2025 and December 31, 2024.
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
As of June 30, 2025, we had $350.0 million of funds available under the Current Revolving Credit Facility. As of June 30, 2025, there was no outstanding balance under the Current Revolving Credit Facility and we were in full compliance with all covenants.
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
The 2025 Repurchase Program has a total of $62.1 million remaining for future repurchases as of June 30, 2025, which may result in additional use of cash. During the three months ended June 30, 2025, the 2016 Repurchase Program was completed. During the three and six months ended June 30, 2025, we repurchased approximately 536,000 shares of our common stock under the repurchase programs at an average price of $29.24 per share for an aggregate purchase price of approximately $15.7 million. Refer to “Stock Repurchase Programs” under Note 16, Employee Benefits and Share-Based Compensation, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information.
In November 2024, we completed a partial repurchase of $400.0 million aggregate principal amount of the 2025 Notes for approximately $391.0 million in cash. Refer to Note 11, Convertible Senior Notes, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information.
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
Cash Flows
The following table summarizes, for the periods indicated, selected items in our Condensed Consolidated Statements of Cash Flows:

	Six Months Ended June 30,
	2025	2024

	(In thousands)
Net cash provided by (used in):
Operating activities	$68,679	$108,653
Investing activities	(31,662)	(25,889)
Financing activities	(7,431)	(4,702)
Effect of exchange rate changes on cash and cash equivalents	3,300	(802)
Net increase in cash, cash equivalents, and restricted cash	$32,886	$77,260
Operating Activities
We expect cash from our operating activities to fluctuate in future periods as a result of a number of factors, including the timing of our billings and collections, our operating results, and the timing of other liability payments.
Net cash provided by operating activities was $68.7 million for the six months ended June 30, 2025, primarily consisting of operating inflows of $63.0 million and favorable working capital movements of $5.7 million. Operating inflows consisted of a net loss of $1.4 million, adjusted for non-cash items of $64.4 million, which consisted primarily of depreciation and amortization expense of $39.6 million and share-based compensation expense of $21.3 million. The favorable working capital was primarily due to a decrease in accounts receivable and unbilled receivables of $25.9 million primarily due to the timing of billings, shipments, and collections, an increase in deferred revenues of $15.1 million, due to the timing of billings and customers’ installation schedules, and an increase in accounts payable of $10.7 million primarily due to an increase in inventory spend and timing of payments. These cash inflows were partially offset by an increase in inventories of $15.9 million to support production requirements, including advanced purchases of certain components, a decrease in accrued liabilities of $14.9 million primarily due a decrease in taxes payable, a decrease in accrued compensation of $8.6 million primarily due to a decrease in accrued employee bonuses and commissions, and a decrease in operating lease liabilities of $5.8 million.
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
Investing Activities
Net cash used in investing activities was $31.7 million for the six months ended June 30, 2025, which consisted of capital expenditures of $23.0 million for property and equipment and $8.7 million for external-use software development costs.
Net cash used in investing activities was $25.9 million for the six months ended June 30, 2024, which consisted of capital expenditures of $18.5 million for property and equipment and $7.4 million for external-use software development costs.

Financing Activities
Net cash used in financing activities was $7.4 million for the six months ended June 30, 2025, primarily due to $15.7 million paid for repurchases of shares of our common stock, partially offset by $8.3 million in proceeds from employee stock option exercises and ESPP purchases.
Net cash used in financing activities was $4.7 million for the six months ended June 30, 2024, primarily due to a net change in the customer funds balances of $11.6 million, partially offset by $8.1 million in proceeds from employee stock option exercises and ESPP purchases.
Contractual Obligations
There have been no significant changes during the six months ended June 30, 2025 to the contractual obligations disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” set forth in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2024.
Contractual obligations as of June 30, 2025 were as follows:

	Payments Due By Period
	Total	Remainder of 2025	2026-2027	2028-2029	2030 and thereafter

	(In thousands)
Operating leases (1)	$47,273	$6,976	$25,238	$13,124	$1,935
Purchase obligations (2)	$139,203	111,370	27,811	22	—
Convertible senior notes (3)	$355,487	176,082	3,450	175,955	—
Total (4)	$541,963	$294,428	$56,499	$189,101	$1,935
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
Foreign Currency Exchange Risk
We operate in foreign countries which expose us to market risk associated with foreign currency exchange rate fluctuations between the U.S. dollar and various foreign currencies, the most significant of which are the British Pound and the Euro. In order to manage foreign currency risk, at times we enter into foreign exchange forward contracts to mitigate risks associated with changes in spot exchange rates of mainly non-functional currency denominated assets or liabilities of our foreign subsidiaries. In general, the market risk related to these contracts is offset by corresponding gains and losses on the hedged transactions. By working only with major banks and closely monitoring current market conditions, we seek to limit the risk that counterparties to these contracts may be unable to perform. We do not enter into derivative contracts for trading purposes. As of June 30, 2025, we did not have any outstanding foreign exchange forward contracts.
Interest Rate Fluctuation Risk
We are exposed to interest rate risk through our borrowing activities. As of June 30, 2025, there was no outstanding balance under the current Second A&R Credit Agreement. Refer to Note 10, Debt and Credit Agreement, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information.
As of June 30, 2025, the net carrying amount under the 2025 Notes and the 2029 Notes was $174.8 million and $167.0 million, respectively. Although our convertible senior notes are based on a fixed rate, changes in interest rates could impact the fair value of such notes. As of June 30, 2025, the fair market value of the 2025 Notes and the 2029 Notes was $172.0 million and $154.6 million, respectively. Refer to Note 5, Cash and Cash Equivalents and Fair Value of Financial Instruments, and Note 11, Convertible Senior Notes, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information.
We have used, and in the future we may use, interest rate swap agreements to protect against adverse fluctuations in interest rates by reducing our exposure to variability in cash flows relating to interest payments on a portion of our outstanding debt. We do not hold or issue any derivative financial instruments for speculative trading purposes. As of June 30, 2025, we did not have any outstanding interest rate swap agreements.
There were no significant changes in our market risk exposures during the six months ended June 30, 2025 as compared to the market risk exposures disclosed in “Quantitative and Qualitative Disclosures About Market Risk,” set forth in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 27, 2025.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended June 30, 2025.

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

•political unrest, terrorism, other potential hostilities (such as the ongoing conflicts between Russia and Ukraine, Israel and Hamas, or future conflict between the United States and Iran), or threats of terrorism or potential hostilities (such as conflict between China and Taiwan), including in areas in which we have facilities or operations; and
•epidemics, pandemics, or other major public health crises.
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
The current political climate may be challenging for companies manufacturing goods outside of the U.S. For example, on April 2, 2025, the current U.S. administration imposed significant tariffs on a wide variety of products manufactured in virtually every foreign jurisdiction, which tariffs were subsequently paused for 90 days on April 10, 2025 and such tariffs were then expected to be reinstated on August 7, 2025. In addition, tariffs on all imports from China, which were 145% as of April 10, 2025, were subsequently paused for 90 days on May 14, 2025, with such tariff rates being 30% as of August 6, 2025. In response, several foreign countries have imposed reciprocal tariffs on goods manufactured in the United States. Furthermore, the current U.S. administration has also announced, as have other foreign governments, that it may implement other tariffs or increase existing tariffs.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table summarizes repurchases of our common stock during the six months ended June 30, 2025:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs (1)

	(In thousands, except per share data)
January 1, 2025 - April 30, 2025	—	$—	—	$2,717
May 1, 2025 - May 31, 2025	148	$29.61	148	$73,349
June 1, 2025 - June 30, 2025	388	$29.09	388	$62,076
Total	536	$29.24	536	$62,076
_________________________________________________
(1)On May 22, 2025, our Board of Directors authorized a new stock repurchase program (the “2025 Repurchase Program”), which does not expire, to repurchase up to $75.0 million of common stock. The 2025 Repurchase Program is in addition to the stock repurchase program authorized on August 2, 2016, which provides for the repurchase of up to $50.0 million of the Company’s common stock (the “2016 Repurchase Program”). As of December 31, 2024, the maximum dollar value of shares that may yet be purchased under the 2016 Repurchase Program was $2.7 million and during the three and six months ended June 30, 2025, the 2016 Repurchase Program was completed. As of June 30, 2025, the maximum dollar value of shares that may yet be purchased under the 2025 Repurchase Program was $62.1 million. The 2025 Repurchase Program does not obligate the Company to repurchase any specific number of shares, and the Company may terminate or suspend the 2025 Repurchase Program at any time.
Refer to “Stock Repurchase Programs” under Note 16, Employee Benefits and Share-Based Compensation, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Officers
During the three months ended June 30, 2025, Corey J. Manley, the Company’s Executive Vice President and Chief Legal and Administrative Officer, adopted a new “Rule 10b5-1 trading arrangement” (as defined in Item 408(a) of Regulation S-K) on June 13, 2025, which is intended to satisfy the Rule 10b5-1(c) affirmative defense. Mr. Manley’s trading plan is effective from September 12, 2025 until the earlier of: (1) June 12, 2026; or (2) the date on which all of the transactions under the trading plan are completed. The trading plan is intended to let Mr. Manley sell up to 46,131 shares of common stock, which represents a combination of previously vested shares and gross amounts of shares that will vest over the duration of the plan (shares that will actually be sold under the plan are net of tax withholding). As of the date of this report, none of the shares were sold and no other adjustments were made to the trading plan during the current reporting period.
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

ITEM 6. EXHIBITS

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

10.1*+	Omnicell, Inc. Executive Bonus Plan (amended and restated May 2025)

10.2*+	Omnicell, Inc. Executive Severance Plan (amended and restated May 2025)

10.3*+	Form of Global Restricted Stock Unit Notice and Form of Global Restricted Stock Unit Award Agreement for 2009 Equity Incentive Plan, as amended (May 2025)

10.4*+	Form of Global Performance-Based Restricted Stock Unit Notice and Form of Global Performance-Based Restricted Stock Unit Award Agreement for 2009 Equity Incentive Plan, as amended (May 2025)

10.5*	Separation Agreement dates June 5, 2025 by and between Omnicell, Inc. and Nchacha Etta	8-K	10.1	6/5/2025

10.6*	Omnicell, Inc. 2009 Equity Incentive Plan, as amended	S-8	99.1	6/18/2025

31.1+	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

31.2+	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

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

OMNICELL, INC.
Date:	August 6, 2025	By:	/s/ Nchacha E. Etta
Nchacha E. Etta Executive Vice President & Chief Financial Officer (principal financial officer and duly authorized officer)