Form 10-Q
period 2025-09-30
OMNICELL, INC.
filed 2025-11-05
CIK 926326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of October 29, 2025, there were 44,876,522 shares of the registrant’s common stock, $0.001 par value, outstanding.

OMNICELL, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
OMNICELL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2025	December 31, 2024

	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$180,053	$369,201
Accounts receivable and unbilled receivables, net of allowances of $10,147 and $6,645, respectively	245,720	256,398
Inventories	107,429	88,659
Prepaid expenses	30,247	25,942
Other current assets	96,171	75,293
Total current assets	659,620	815,493
Property and equipment, net	119,612	112,692
Long-term investment in sales-type leases, net	54,318	52,744
Operating lease right-of-use assets	26,092	25,607
Goodwill	737,872	734,727
Intangible assets, net	172,044	188,266
Long-term deferred tax assets	56,391	57,469
Prepaid commissions	52,559	54,656
Other long-term assets	70,089	79,306
Total assets	$1,948,597	$2,120,960

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$62,486	$51,782
Accrued compensation	49,983	60,307
Accrued liabilities	165,342	167,895
Deferred revenues	178,777	141,370
Convertible senior notes, net	—	174,324
Total current liabilities	456,588	595,678
Long-term deferred revenues	66,723	76,123
Long-term deferred tax liabilities	1,263	1,108
Long-term operating lease liabilities	27,600	31,123
Other long-term liabilities	8,227	7,218
Convertible senior notes, net	167,294	166,397
Total liabilities	727,695	877,647
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value, 100,000 shares authorized; 57,682 and 56,665 shares issued; 44,876 and 46,382 shares outstanding, respectively	58	57
Treasury stock at cost, 12,806 and 10,283 shares outstanding, respectively	(368,361)	(290,319)
Additional paid-in capital	1,211,495	1,167,882
Retained earnings	386,966	382,888
Accumulated other comprehensive loss	(9,256)	(17,195)
Total stockholders’ equity	1,220,902	1,243,313
Total liabilities and stockholders’ equity	$1,948,597	$2,120,960
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(In thousands, except per share data)
Revenues:
Product revenues	$177,498	$158,361	$485,838	$448,236
Service revenues	133,133	124,059	385,023	357,123
Total revenues	310,631	282,420	870,861	805,359
Cost of revenues:
Cost of product revenues	96,741	94,448	274,245	286,270
Cost of service revenues	79,387	65,704	223,499	189,847
Total cost of revenues	176,128	160,152	497,744	476,117
Gross profit	134,503	122,268	373,117	329,242
Operating expenses:
Research and development	24,021	21,214	66,120	64,372
Selling, general, and administrative	102,238	94,490	302,252	276,929
Total operating expenses	126,259	115,704	368,372	341,301
Income (loss) from operations	8,244	6,564	4,745	(12,059)
Interest and other income (expense), net	1,459	5,063	5,881	14,052
Income before income taxes	9,703	11,627	10,626	1,993
Provision for income taxes	4,241	2,997	6,548	5,304
Net income (loss)	$5,462	$8,630	$4,078	$(3,311)
Net income (loss) per share:
Basic	$0.12	$0.19	$0.09	$(0.07)
Diluted	$0.12	$0.19	$0.09	$(0.07)
Weighted-average shares outstanding:
Basic	45,540	46,153	46,304	45,947
Diluted	45,900	46,427	46,657	45,947
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(In thousands)
Net income (loss)	$5,462	$8,630	$4,078	$(3,311)
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,737)	4,575	7,939	3,129
Other comprehensive income (loss)	(1,737)	4,575	7,939	3,129
Comprehensive income (loss)	$3,725	$13,205	$12,017	$(182)
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
	Shares	Amount	Shares	Amount

	(In thousands)
Balances as of December 31, 2024	56,665	$57	(10,283)	$(290,319)	$1,167,882	$382,888	$(17,195)	$1,243,313
Net loss	—	—	—	—	—	(7,023)	—	(7,023)
Other comprehensive income	—	—	—	—	—	—	3,388	3,388
Share-based compensation	—	—	—	—	11,547	—	—	11,547
Issuance of common stock under employee stock plans	462	—	—	—	8,266	—	—	8,266
Tax payments related to restricted stock units	—	—	—	—	(2,391)	—	—	(2,391)
Balances as of March 31, 2025	57,127	$57	(10,283)	$(290,319)	$1,185,304	$375,865	$(13,807)	$1,257,100
Net income	—	—	—	—	—	5,639	—	5,639
Other comprehensive income	—	—	—	—	—	—	6,288	6,288
Share-based compensation	—	—	—	—	11,205	—	—	11,205
Issuance of common stock under employee stock plans	111	—	—	—	—	—	—	—
Tax payments related to restricted stock units	—	—	—	—	(961)	—	—	(961)
Common stock repurchases	—	—	(536)	(15,652)	—	—	—	(15,652)
Balances as of June 30, 2025	57,238	$57	(10,819)	$(305,971)	$1,195,548	$381,504	$(7,519)	$1,263,619
Net income	—	—	—	—	—	5,462	—	5,462
Other comprehensive loss	—	—	—	—	—	—	(1,737)	(1,737)
Share-based compensation	—	—	—	—	11,663	—	—	11,663
Issuance of common stock under employee stock plans	444	1	—	—	6,895	—	—	6,896
Tax payments related to restricted stock units	—	—	—	—	(2,611)	—	—	(2,611)
Common stock repurchases, including excise tax	—	—	(1,987)	(62,390)	—	—	—	(62,390)
Balances as of September 30, 2025	57,682	$58	(12,806)	$(368,361)	$1,211,495	$386,966	$(9,256)	$1,220,902

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
	Shares	Amount	Shares	Amount

	(In thousands)
Balances as of December 31, 2023	55,822	$56	(10,283)	$(290,319)	$1,122,292	$370,357	$(13,432)	$1,188,954
Net loss	—	—	—	—	—	(15,676)	—	(15,676)
Other comprehensive loss	—	—	—	—	—	—	(1,399)	(1,399)
Share-based compensation	—	—	—	—	9,381	—	—	9,381
Issuance of common stock under employee stock plans	385	—	—	—	8,042	—	—	8,042
Tax payments related to restricted stock units	—	—	—	—	(705)	—	—	(705)
Balances as of March 31, 2024	56,207	$56	(10,283)	$(290,319)	$1,139,010	$354,681	$(14,831)	$1,188,597
Net income	—	—	—	—	—	3,735	—	3,735
Other comprehensive loss	—	—	—	—	—	—	(47)	(47)
Share-based compensation	—	—	—	—	11,010	—	—	11,010
Issuance of common stock under employee stock plans	70	—	—	—	99	—	—	99
Tax payments related to restricted stock units	—	—	—	—	(586)	—	—	(586)
Balances as of June 30, 2024	56,277	$56	(10,283)	$(290,319)	$1,149,533	$358,416	$(14,878)	$1,202,808
Net income	—	—	—	—	—	8,630	—	8,630
Other comprehensive income	—	—	—	—	—	—	4,575	4,575
Share-based compensation	—	—	—	—	12,569	—	—	12,569
Issuance of common stock under employee stock plans	319	1	—	—	4,998	—	—	4,999
Tax payments related to restricted stock units	—	—	—	—	(2,253)	—	—	(2,253)
Balances as of September 30, 2024	56,596	$57	(10,283)	$(290,319)	$1,164,847	$367,046	$(10,303)	$1,231,328
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2025	2024

	(In thousands)
Operating Activities
Net income (loss)	$4,078	$(3,311)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	58,984	62,266
Loss on disposal of assets	408	412
Share-based compensation expense	32,526	30,277
Deferred income taxes	1,233	(9,401)
Amortization of operating lease right-of-use assets	5,868	5,279
Inventory write-down	—	5,393
Amortization of debt issuance costs	2,155	2,917
Changes in operating assets and liabilities:
Accounts receivable and unbilled receivables	12,450	1,174
Inventories	(17,731)	10,038
Prepaid expenses	(4,305)	(2,918)
Other current assets	(10,037)	8,354
Investment in sales-type leases	(2,493)	(7,453)
Prepaid commissions	2,097	2,684
Other long-term assets	5,919	1,048
Accounts payable	10,695	2,945
Accrued compensation	(10,999)	(6,664)
Accrued liabilities	(13,059)	6,963
Deferred revenues	26,901	27,746
Operating lease liabilities	(8,753)	(8,021)
Other long-term liabilities	1,009	1,679
Net cash provided by operating activities	96,946	131,407
Investing Activities
External-use software development costs	(13,237)	(11,849)
Purchases of property and equipment	(32,706)	(27,376)
Net cash used in investing activities	(45,943)	(39,225)
Financing Activities
Repayment of convertible senior notes due 2025	(175,000)	—
Proceeds from issuances under stock-based compensation plans	15,162	13,140
Employees’ taxes paid related to restricted stock units	(5,963)	(3,544)
Common stock repurchases	(77,600)	—
Change in customer funds, net	15,989	(10,744)
Net cash used in financing activities	(227,412)	(1,148)
Effect of exchange rate changes on cash and cash equivalents	3,250	879
Net increase (decrease) in cash, cash equivalents, and restricted cash	(173,159)	91,913
Cash, cash equivalents, and restricted cash at beginning of period	398,614	500,979
Cash, cash equivalents, and restricted cash at end of period	$225,455	$592,892
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (UNAUDITED)

	Nine Months Ended September 30,
	2025	2024

	(In thousands)
Reconciliation of cash, cash equivalents, and restricted cash to the Condensed Consolidated Balance Sheets:
Cash and cash equivalents	$180,053	$570,628
Restricted cash included in other current assets	45,402	22,264
Cash, cash equivalents, and restricted cash at end of period	$225,455	$592,892
Supplemental disclosure of non-cash investing and financing activities:
Unpaid purchases of property and equipment	$510	$432
Excise tax payable on common stock repurchases	$442	$—
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
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the financial position of the Company as of September 30, 2025 and December 31, 2024, and the results of operations and comprehensive income (loss) for the three and nine months ended September 30, 2025 and 2024, and cash flows for the nine months ended September 30, 2025 and 2024. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) have been condensed or omitted in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 27, 2025. The Company’s results of operations and comprehensive income (loss) for the three and nine months ended September 30, 2025, and cash flows for the nine months ended September 30, 2025 are not necessarily indicative of results that may be expected for the year ending December 31, 2025, or for any future period.
Principles of Consolidation
The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s Condensed Consolidated Financial Statements and accompanying Notes to Condensed Consolidated Financial Statements. These estimates are based on historical experience and various other assumptions that management believes to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact the Company in the future, actual results may be different from the estimates. The Company’s critical accounting estimates are those that affect its financial statements materially and involve difficult, subjective, or complex judgments by management. Those estimates are revenue recognition, inventory valuation, and accounting for income taxes. As of September 30, 2025, the Company is not aware of any events or circumstances that would require an update to its estimates, judgments, or revisions to the carrying value of its assets or liabilities.
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

Recently Issued Authoritative Guidance
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The amendments are effective for the Company’s annual periods beginning January 1, 2025, with early adoption permitted, and should be applied either prospectively or retrospectively. The Company plans to adopt ASU 2023-09 on a prospective basis for its fiscal year beginning January 1, 2025. Because the standard only affects disclosure requirements and not recognition or measurement of income taxes, the Company does not expect adoption to have a material impact on its consolidated financial condition, results of operations, or cash flows. The Company is currently evaluating the impact of the required disclosures on its consolidated financial statement disclosures.
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
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal Use Software, which removes all references to software development project stages, and requires capitalization of software costs to begin when (i) management has authorized and committed to funding the software project, and (ii) it is probable the project will be completed and the software will be used to perform its intended function. The amendments are effective for the Company’s annual periods beginning January 1, 2028, and for interim periods within fiscal years beginning January 1, 2028, with early adoption permitted, and can be applied prospectively, retrospectively, or utilizing a modified transition approach. The Company is currently evaluating the impact ASU 2025-06 will have on its consolidated financial statements.
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
The CODM is also provided with certain segment assets, primarily those that impact liquidity, such as cash and cash equivalents, accounts receivable and inventories, as well as certain liabilities such as accounts payable and outstanding debt. Assets and liabilities provided to the CODM are consistent with those reported on the Condensed Consolidated Balance Sheets. In addition, the CODM is regularly provided with significant expenses, which are adjusted cost of revenues and adjusted operating expenses. These significant expenses are adjusted for certain non-cash charges and expenses that are unrelated to the Company’s ongoing operations. Adjusted cost of revenues include cost of product revenues and cost of service revenues, and exclude certain items such as share-based compensation expense, amortization of acquired intangibles, and certain restructuring and severance charges. Adjusted operating expenses include research and development, and selling, general and administrative expenses, and exclude certain items such as share-based compensation expense, amortization of acquired intangibles, legal and regulatory expenses, and certain restructuring and severance charges. Depreciation and amortization expense for the Company’s single reportable segment was $19.4 million and $20.2 million for the three months ended September 30, 2025 and 2024, respectively, and $59.0 million and $62.3 million for the nine months ended September 30, 2025 and 2024, respectively.

The following table summarizes the Company’s reportable segment revenues and significant expenses, reconciled to the Company’s consolidated net income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(In thousands)
Total revenues	$310,631	$282,420	$870,861	$805,359
Less:
Adjusted cost of revenues	(173,254)	(156,777)	(489,951)	(459,433)
Adjusted operating expenses	(109,941)	(101,062)	(320,034)	(300,261)
Other segment items (1)	(19,192)	(18,017)	(56,131)	(57,724)
Interest and other income (expense), net	1,459	5,063	5,881	14,052
Provision for income taxes	4,241	2,997	6,548	5,304
Net income (loss)	$5,462	$8,630	$4,078	$(3,311)
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

A portion of the Company’s sales are made to customers who are members of Group Purchasing Organizations (“GPOs”) and Federal agencies that purchase under a Federal Supply Schedule Contract with the Department of Veterans Affairs (the “GSA Contract”). GPOs are often fully or partially owned by the Company’s customers, and the Company pays fees to the GPO on completed contracts. The Company also pays the Industrial Funding Fee (“IFF”) to the Department of Veterans Affairs under the GSA Contract. The Company considers these fees consideration paid to customers and records them as reductions to revenue. Fees to GPOs and the IFF were $2.8 million and $2.5 million for the three months ended September 30, 2025 and 2024, respectively, and $6.6 million and $6.9 million for the nine months ended September 30, 2025 and 2024, respectively.
Disaggregation of Revenues
The following table summarizes the Company’s revenues disaggregated by revenue type:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(In thousands)
Connected devices, software licenses, and other	$152,561	$135,672	$411,258	$381,280
Consumables	24,937	22,689	74,580	66,956
Technical services	67,275	59,583	192,420	177,419
SaaS and Expert Services	65,858	64,476	192,603	179,704
Total revenues	$310,631	$282,420	$870,861	$805,359
The following table summarizes the Company’s revenues disaggregated by geographic region, which is determined based on customer location:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(In thousands)
United States	$278,195	$258,177	$790,905	$731,670
Rest of world (1)	32,436	24,243	79,956	73,689
Total revenues	$310,631	$282,420	$870,861	$805,359
________________________________________________
(1)    No individual country represented more than 10% of total revenues.
Contract Assets and Contract Liabilities
The following table reflects the Company’s contract assets and contract liabilities:

	September 30, 2025	December 31, 2024

	(In thousands)
Short-term unbilled receivables, net (1)	$46,414	$32,917
Long-term unbilled receivables, net (2)	3,355	7,873
Total contract assets	$49,769	$40,790

Short-term deferred revenues	$178,777	$141,370
Long-term deferred revenues	66,723	76,123
Total contract liabilities	$245,500	$217,493
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

During the three and nine months ended September 30, 2025, the Company recognized revenues of $20.7 million and $113.5 million, respectively, that were included in the corresponding short-term deferred revenues balance of $141.4 million as of December 31, 2024.
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
In addition, the Company has remaining performance obligations associated with contracts for which the associated products have been accepted or associated services have started, but where invoicing has not yet occurred and therefore are not reflected in deferred revenue. These remaining performance obligations are comprised of the non-variable portions of technical services and SaaS and Expert Services provided under non-cancellable contracts with minimum commitments. Remaining performance obligations which are not included in deferred revenues were $379.0 million as of September 30, 2025. Remaining performance obligations are expected to be recognized ratably over the remaining terms of the associated contracts, which terms vary but are generally not more than ten years. Remaining performance obligations do not include product obligations, services where the associated product has not been accepted, services which have not yet started, variable portions of services, and certain other obligations.
Significant Customers
There were no customers that accounted for more than 10% of the Company’s total revenues for the three and nine months ended September 30, 2025 and 2024. Also, there were no customers that accounted for more than 10% of the Company’s accounts receivable and unbilled receivables balance as of September 30, 2025 and December 31, 2024.
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

The basic and diluted net income (loss) per share calculations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(In thousands, except per share data)
Net income (loss)	$5,462	$8,630	$4,078	$(3,311)
Weighted-average shares outstanding – basic	45,540	46,153	46,304	45,947
Effect of dilutive securities from stock award plans	360	274	353	—
Weighted-average shares outstanding – diluted	45,900	46,427	46,657	45,947

Net income (loss) per share – basic	$0.12	$0.19	$0.09	$(0.07)
Net income (loss) per share – diluted	$0.12	$0.19	$0.09	$(0.07)

Anti-dilutive weighted-average shares related to stock award plans	2,671	2,687	2,557	3,767
Anti-dilutive weighted-average shares related to convertible senior notes and warrants	6,026	11,816	6,026	11,816
Note 5. Cash and Cash Equivalents and Fair Value of Financial Instruments
Cash and cash equivalents of $180.1 million and $369.2 million as of September 30, 2025 and December 31, 2024, respectively, consisted of bank accounts and highly-liquid U.S. Government money market funds held in sweep and asset management accounts with financial institutions of high credit quality. As of September 30, 2025 and December 31, 2024, cash equivalents were $131.1 million and $328.0 million, respectively, which consisted of money market funds held in sweep and asset management accounts. The Company recorded interest income on its cash and cash equivalents of $3.2 million and $7.0 million for the three months ended September 30, 2025 and 2024, respectively, and $10.5 million and $19.6 million for the nine months ended September 30, 2025 and 2024, respectively, which is included within interest and other income (expense), net in the Condensed Consolidated Statements of Operations.
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
The following table summarizes the carrying amounts, net of unamortized debt issuance costs, and fair values of the convertible senior notes:

	September 30, 2025	December 31, 2024

	(In thousands)
Net carrying amount:
2025 Notes	—	174,324
2029 Notes	167,294	166,397
Total net carrying amount	$167,294	$340,721

Fair value:
2025 Notes	$—	$167,129
2029 Notes	159,908	181,320
Total fair value	$159,908	$348,449

Note 6. Balance Sheet Components
Balance sheet details are presented in the tables below:

	September 30, 2025	December 31, 2024

	(In thousands)
Inventories:
Raw materials	$29,093	$33,501
Work in process	2,257	1,515
Finished goods	76,079	53,643
Total inventories	$107,429	$88,659

Other current assets:
Funds held for customers, including restricted cash (1)	$57,252	$47,846
Deferred cost of sales	16,456	8,704
Net investment in sales-type leases, current portion	13,394	12,475
Prepaid income taxes	4,182	1,334
Other current assets	4,887	4,934
Total other current assets	$96,171	$75,293

Other long-term assets:
External-use software development costs, net	$55,720	$58,436
Unbilled receivables, net	3,355	7,873
Deferred debt issuance costs	2,359	2,940
Other long-term assets	8,655	10,057
Total other long-term assets	$70,089	$79,306

Accrued liabilities:
Operating lease liabilities, current portion	$11,890	$10,702
Customer fund liabilities	57,252	47,846
Advance payments from customers	11,060	12,760
Rebate liabilities	49,702	49,300
Taxes payable	3,980	11,443
Other accrued liabilities	31,458	35,844
Total accrued liabilities	$165,342	$167,895
_________________________________________________
(1)    Includes restricted cash of $45.4 million and $29.4 million as of September 30, 2025 and December 31, 2024, respectively.
The Company capitalizes certain costs associated with cloud computing arrangements that are associated with service contracts, which are amortized using the straight-line method over the term of the arrangement. As of September 30, 2025 and December 31, 2024, capitalized costs associated with cloud computing arrangements, net of accumulated amortization, were $4.9 million and $5.0 million, respectively.

The following table summarizes the changes in accumulated balances of other comprehensive income (loss), which consisted of foreign currency translation adjustments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(In thousands)
Beginning balance	$(7,519)	$(14,878)	$(17,195)	$(13,432)
Other comprehensive income (loss):	(1,737)	4,575	7,939	3,129
Ending balance	$(9,256)	$(10,303)	$(9,256)	$(10,303)
Note 7. Property and Equipment
The following table represents the property and equipment balances:

	September 30, 2025	December 31, 2024

	(In thousands)
Equipment	$103,020	$99,728
Furniture and fixtures	4,934	4,809
Leasehold improvements	18,151	17,722
Purchased software and internal-use software development costs	160,348	146,287
Construction in progress	21,845	12,539
Property and equipment, gross	308,298	281,085
Accumulated depreciation and amortization	(188,686)	(168,393)
Total property and equipment, net	$119,612	$112,692
Depreciation and amortization expense of property and equipment was $9.0 million and $8.6 million for the three months ended September 30, 2025 and 2024, respectively, and $26.2 million and $25.9 million for the nine months ended September 30, 2025 and 2024, respectively, of which amortization expense related to purchased software and internal-use software development costs was $5.9 million and $5.0 million for the three months ended September 30, 2025 and 2024, respectively, and $16.9 million and $14.2 million for the nine months ended September 30, 2025 and 2024, respectively.
The geographic location of the Company’s property and equipment, net, is based on the physical location in which it is located. The following table summarizes the geographic information for property and equipment, net:

	September 30, 2025	December 31, 2024

	(In thousands)
United States	$115,528	$109,534
Rest of world	4,084	3,158
Total property and equipment, net	$119,612	$112,692
Note 8. External-Use Software Development Costs
The carrying amounts of external-use software development costs were as follows:

	September 30, 2025	December 31, 2024

	(In thousands)
Gross carrying amount	$263,056	$249,335
Accumulated amortization	(207,336)	(190,899)
External-use software development costs, net (1)	$55,720	$58,436
_________________________________________________
(1)     Included in other long-term assets in the Condensed Consolidated Balance Sheets.

The Company recorded $5.1 million and $6.0 million to cost of product revenues for amortization of external-use software development costs for the three months ended September 30, 2025 and 2024, respectively, and $16.4 million and $19.1 million for the nine months ended September 30, 2025 and 2024, respectively.
The estimated future amortization expenses for external-use software development costs were as follows:

September 30, 2025

(In thousands)
Remaining three months of 2025	$5,359
2026	18,486
2027	13,025
2028	9,168
2029	6,541
Thereafter	3,141
Total	$55,720
Note 9. Goodwill and Intangible Assets
Goodwill
The following table represents changes in the carrying amount of goodwill:

(In thousands)
Balance as of December 31, 2024	$734,727
Foreign currency exchange rate fluctuations	3,145
Balance as of September 30, 2025	$737,872
Intangible Assets, Net
The carrying amounts and useful lives of intangible assets were as follows:

	September 30, 2025
	Gross carrying amount (1)	Accumulated amortization	Foreign currency exchange rate fluctuations	Net carrying amount	Useful life (years)

	(In thousands, except for years)
Customer relationships	$306,419	$(144,928)	$(1,316)	$160,175	10 - 30
Acquired technology	45,379	(34,649)	—	10,730	4 - 20
Trade names	2,400	(1,940)	—	460	5
Patents	1,681	(1,002)	—	679	2 - 20
Total intangible assets, net	$355,879	$(182,519)	$(1,316)	$172,044

	December 31, 2024
	Gross carrying amount (1)	Accumulated amortization	Foreign currency exchange rate fluctuations	Net carrying amount	Useful life (years)

	(In thousands, except for years)
Customer relationships	$307,418	$(133,111)	$(1,373)	$172,934	4 - 30
Acquired technology	46,134	(32,421)	—	13,713	4 - 20
Trade names	2,400	(1,580)	—	820	5
Patents	2,291	(1,492)	—	799	2 - 20
Total intangible assets, net	$358,243	$(168,604)	$(1,373)	$188,266
_________________________________________________
(1)    The differences in gross carrying amounts between periods are primarily due to the write-off of certain fully amortized intangible assets.
Amortization expense of intangible assets was $5.3 million and $5.6 million for the three months ended September 30, 2025 and 2024, respectively, and $16.4 million and $17.3 million for the nine months ended September 30, 2025 and 2024, respectively.
The estimated future amortization expenses for amortizable intangible assets were as follows:

September 30, 2025

(In thousands)
Remaining three months of 2025	$4,865
2026	18,037
2027	16,216
2028	15,145
2029	13,647
Thereafter	104,134
Total	$172,044
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
As of both September 30, 2025 and December 31, 2024, the Company had $350.0 million of funds available under the Current Revolving Credit Facility. As of September 30, 2025 and December 31, 2024, the Company had no outstanding balance under the Current Revolving Credit Facility. The Company was in compliance with all covenants as of September 30, 2025.
Note 11. Convertible Senior Notes
0.25% Convertible Senior Notes due 2025
On September 25, 2020, Omnicell, Inc. completed a private offering of $575.0 million aggregate principal amount of 0.25% convertible senior notes (the “2025 Notes”), including the exercise in full of the initial purchasers’ option to purchase up to an additional $75.0 million principal amount of the 2025 Notes. As referred to in this Note 11, “Omnicell, Inc.” or the “Company” refers only to Omnicell, Inc., excluding its subsidiaries. Omnicell, Inc. received proceeds from the issuance of the 2025 Notes of $559.7 million, net of $15.3 million of transaction fees and other debt issuance costs. The 2025 Notes were issued pursuant to an indenture, dated September 25, 2020 (the “2025 Notes Indenture”), between the Company and U.S. Bank National Association, as trustee. Prior to maturity, the 2025 Notes were general senior, unsecured obligations of the Company and bore interest at a rate of 0.25% per year, payable semiannually in arrears on March 15 and September 15 of each year, beginning on March 15, 2021.
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
The 2025 Notes matured on September 15, 2025 and the Company repaid the remaining principal balance of $175.0 million and $0.2 million of accrued interest in cash.

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
During the three months ended September 30, 2025 and December 31, 2024, none of the conditional conversion features of the 2029 Notes were triggered, and therefore, the 2029 Notes are not convertible during the fourth quarter of 2025, commencing on October 1, 2025, and were not convertible during the first quarter of 2025, commencing on January 1, 2025.
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
If the Company undergoes a fundamental change (as defined in the 2029 Notes Indenture), holders may require, subject to certain exceptions, the Company to repurchase for cash all or any portion of their 2029 Notes at a fundamental change repurchase price equal to 100% of the principal amount of the 2029 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. As of September 30, 2025, none of the criteria for a fundamental change or a conversion rate adjustment had been met.
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

The debt issuance costs associated with the 2029 Notes are being amortized to interest expense over the term of the 2029 Notes using an effective interest rate of 1.75%. As of September 30, 2025, the remaining life of the 2029 Notes and the related issuance cost accretion is approximately 4.2 years.
The maximum number of shares issuable upon conversion, including the effect of a fundamental change and subject to other conversion rate adjustments, would be approximately 3.0 million shares. As of September 30, 2025, the if-converted value of the 2029 Notes did not exceed the principal amount.
The 2025 Notes and the 2029 Notes consisted of the following balances:

	September 30, 2025	December 31, 2024

	(In thousands)
2025 Notes:
Principal amount	$—	$175,000
Unamortized debt issuance costs	—	(676)
Convertible senior notes, net, current	$—	$174,324

2029 Notes:
Principal amount	$172,500	$172,500
Unamortized debt issuance costs	(5,206)	(6,103)
Convertible senior notes, net, noncurrent	$167,294	$166,397
The following table summarizes the components of interest expense resulting from the 2025 Notes and the 2029 Notes recognized in interest and other income (expense), net in the Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(In thousands)
Contractual coupon interest:
2025 Notes	$91	$359	$310	$1,078
2029 Notes	$431	$—	1,294	—
Amortization of debt issuance costs:
2025 Notes	$199	$780	$676	$2,335
2029 Notes	$300	$—	897	—
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
The convertible note hedges related to the 2025 Notes consisted of call options for the Company to purchase, subject to anti-dilution adjustments substantially similar to those applicable to the 2025 Notes, up to approximately 5.9 million shares of the Company’s common stock, which is equal to the number of shares of the Company’s common stock underlying the 2025 Notes at the time of its issuance, at an initial strike price of approximately $97.32 per share. The convertible note hedges related to the 2029 Notes consisted of call options for the Company to purchase up to, subject to anti-dilution adjustments substantially similar to those applicable to the 2029 Notes, approximately 3.0 million shares of the Company’s common stock, which is equal to the number of shares of the Company’s common stock underlying the 2029 Notes at the time of its issuance, at an initial strike price of approximately $57.25 per share. The convertible note hedges expire upon the maturity of the respective convertible notes, if not earlier exercised or terminated. The cost of the convertible note hedges related to the 2025 Notes and the 2029 Notes was approximately $100.6 million and $40.3 million, respectively, and each was accounted for as an equity instrument, each of which was recorded in additional paid-in capital in the Condensed Consolidated Balance Sheets. In addition, the Company recorded a deferred tax asset of $25.8 million and $10.2 million, respectively, at issuance related to the convertible note hedges for the 2025 Notes and the 2029 Notes. The 2029 Notes convertible note hedges are expected generally to reduce the potential dilution to the Company’s common stock upon any conversion of the 2029 Notes and/or offset any cash payments the Company may be required to make in excess of the principal amount of the converted 2029 Notes.
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
On September 15, 2025, the convertible note hedges related to the remaining 2025 Notes expired concurrently with the maturity of the 2025 Notes. No settlement was required as the Company’s stock price remained below the strike price at that time. In addition, following maturity of the 2025 Notes, the warrants issued in connection with the 2025 Notes will terminate between December 15, 2025 and June 8, 2026.
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
The following table presents the Company’s income recognized from sales-type leases:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(In thousands)
Sales-type lease revenues	$4,562	$6,952	$17,011	$25,564
Cost of sales-type lease revenues	(2,892)	(3,912)	(9,931)	(15,209)
Selling profit on sales-type lease revenues	$1,670	$3,040	$7,080	$10,355
The receivables as a result of these types of transactions are collateralized by the underlying equipment leased and consist of the following components:

	September 30, 2025	December 31, 2024

	(In thousands)
Net minimum lease payments to be received	$80,118	$77,976
Less: Unearned interest income portion	(12,406)	(12,757)
Net investment in sales-type leases	67,712	65,219
Less: Current portion (1)	(13,394)	(12,475)
Long-term investment in sales-type leases, net	$54,318	$52,744
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

The maturity schedule of future minimum lease payments under sales-type leases retained in-house and the reconciliation to the net investment in sales-type leases reported on the Condensed Consolidated Balance Sheets was as follows:

September 30, 2025

(In thousands)
Remaining three months of 2025	$4,226
2026	16,222
2027	15,204
2028	14,093
2029	11,454
Thereafter	18,919
Total future minimum sales-type lease payments	80,118
Present value adjustment	(12,406)
Total net investment in sales-type leases	$67,712
Note 13. Lessee Leases
The Company has operating leases for office buildings, data centers, office equipment, and vehicles. The Company’s leases have initial terms of one to twelve years. As of September 30, 2025, the Company did not have any additional material operating leases that were entered into, but not yet commenced.
The maturity schedule of future minimum lease payments under operating leases and the reconciliation to the operating lease liabilities reported on the Condensed Consolidated Balance Sheets was as follows:

September 30, 2025

(In thousands)
Remaining three months of 2025	$3,476
2026	13,554
2027	11,592
2028	9,906
2029	3,135
Thereafter	1,893
Total operating lease payments	43,556
Present value adjustment	(4,066)
Total operating lease liabilities (1)	$39,490
_________________________________________________
(1)    Amount consists of a current and long-term portion of operating lease liabilities of $11.9 million and $27.6 million, respectively. The current portion of the operating lease liabilities is included in accrued liabilities in the Condensed Consolidated Balance Sheets.
Operating lease costs were $2.5 million for both the three months ended September 30, 2025 and 2024, and $7.6 million and $7.7 million for the nine months ended September 30, 2025 and 2024, respectively. Short-term lease costs and variable lease costs were not material for the three and nine months ended September 30, 2025 and 2024.
The following table summarizes supplemental cash flow information related to the Company’s operating leases:

	Nine Months Ended September 30,
	2025	2024

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities	$10,490	$9,891
Right-of-use assets obtained in exchange for new lease liabilities	$6,069	$5,831

The following table summarizes the weighted-average remaining lease term and weighted-average discount rate related to the Company’s operating leases:

	September 30, 2025	December 31, 2024
Weighted-average remaining lease term, years	3.6	4.1
Weighted-average discount rate, %	5.5%	5.8%
Note 14. Commitments and Contingencies
Purchase Obligations
In the ordinary course of business, the Company issues purchase orders based on its current manufacturing needs. As of September 30, 2025, the Company had non-cancelable purchase commitments of $135.0 million, of which $82.1 million are expected to be paid within the year ending December 31, 2025.
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
Note 15. Income Taxes
The Company generally provides for income taxes in interim periods based on the estimated annual effective tax rate for the year, adjusting for discrete items in the quarter in which they arise. For the nine months ended September 30, 2025 and 2024, the Company recorded a provision for income taxes of $6.5 million and $5.3 million, respectively, by applying its estimated annual effective tax rate to its year-to-date measure of ordinary income and adjusted for $3.2 million and $4.9 million, respectively, of discrete income tax expense primarily from equity compensation.
The effective tax rate for the nine months ended September 30, 2025 differed from the statutory rate of 21% primarily due to the unfavorable impact of state taxes, non-deductible compensation and equity charges, partially offset by the favorable impact of the research and development credits and a foreign-derived intangible income (“FDII”) deduction. The effective tax rate for the nine months ended September 30, 2024 differed from the statutory rate of 21% primarily due to the benefit of the research and development credits and a FDII benefit deduction, partially offset by the unfavorable impact of the non-deductible compensation and equity charges.
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted in the United States, which includes significant tax reform provisions. Included in the OBBBA are provisions that allow for the immediate expensing of domestic United States research and development expenses, immediate expensing of certain capital expenditures, and other changes to the U.S. taxation of profits derived from foreign operations. The OBBBA did not have a significant impact on our results of operations, financial position, and cash flows for the nine months ended September 30, 2025. The Company is continuing to evaluate the potential future impacts of the OBBBA.
The Organization for Economic Co-Operation and Development introduced Base Erosion and Profit Shifting Pillar Two rules that impose a global minimum tax rate of 15% on multi-national corporations. These rules did not have an impact on the Company’s provision for income taxes for the nine months ended September 30, 2025.
As of September 30, 2025 and December 31, 2024, the Company had gross unrecognized tax benefits of $11.2 million and $10.5 million, respectively. The Company recognizes interest and penalties related to uncertain tax positions in interest and other income (expense), net in the Condensed Consolidated Statements of Operations. Accrued interest and penalties are included within other long-term liabilities on the Condensed Consolidated Balance Sheets. As of September 30, 2025 and December 31, 2024, the amount of accrued interest and penalties was $1.0 million and $0.6 million, respectively.

The Company files income tax returns in the United States and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examinations by taxing authorities, including major jurisdictions such as the United States, Germany, Italy, France, the United Kingdom, and India. With few exceptions, as of September 30, 2025, the Company was no longer subject to U.S., state, and foreign tax examinations for years before 2021, 2020, and 2020, respectively.
Note 16. Employee Benefits and Share-Based Compensation
Share-Based Compensation Expense
The following table sets forth the total share-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(In thousands)
Cost of product and service revenues	$996	$1,709	$3,921	$4,884
Research and development	722	1,062	2,964	3,276
Selling, general, and administrative	9,492	8,834	25,641	22,117
Total share-based compensation expense	$11,210	$11,605	$32,526	$30,277
The Company capitalized approximately $0.5 million and $1.0 million during the three months ended September 30, 2025 and 2024, respectively, and $1.9 million and $2.7 million during the nine months ended September 30, 2025 and 2024, respectively, of share-based compensation expense to internal-use and external-use software development costs related to internal labor. The Company did not capitalize any material share-based compensation expense to inventory during the three and nine months ended September 30, 2025 and 2024.
Employee Stock Purchase Plan (“ESPP”)
The following assumptions were used to value shares under the ESPP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Expected life, years	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Expected volatility, %	45.8% - 58.7%	33.7% - 58.7%	45.8% - 58.7%	33.7% - 58.7%
Risk-free interest rate, %	3.9% - 5.0%	3.2% - 5.3%	3.9% - 5.2%	1.5% - 5.5%
Dividend yield, %	—%	—%	—%	—%
For the nine months ended September 30, 2025 and 2024, employees purchased approximately 612,000 and 524,000 shares of common stock, respectively, under the ESPP at a weighted-average price of $24.55 and $24.14, respectively.

Stock Options
The following table summarizes the stock option activity under the 2009 Plan:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Years	Aggregate Intrinsic Value

	(In thousands, except per share data)
Outstanding at December 31, 2024	1,760	$67.51	3.6	$2,619
Granted	—	—
Exercised	(4)	29.11
Expired	(236)	73.21
Forfeited	—	—
Outstanding at September 30, 2025	1,520	$66.82	3.2	$136
Exercisable at September 30, 2025	1,520	$66.79	3.2	$136
Vested and expected to vest at September 30, 2025 and thereafter	1,520	$66.82	3.2	$136
Restricted Stock Units (“RSUs”)
The following table summarizes the RSU activity under the 2009 Plan:

	Number of Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Years	Aggregate Intrinsic Value

	(In thousands, except per share data)
Outstanding at December 31, 2024	1,614	$54.58	1.6	$71,849
Granted	958	31.96
Vested	(413)	62.63
Forfeited	(323)	52.84
Outstanding and unvested at September 30, 2025	1,836	$41.28	1.6	$55,903
As of September 30, 2025, total unrecognized compensation cost related to RSUs was $54.7 million, which is expected to be recognized over the remaining weighted-average vesting period of 2.8 years.
Performance-Based Stock Unit Awards (“PSUs”)
The following table summarizes the PSU activity under the 2009 Plan:

	Number of Shares	Weighted-Average Grant Date Fair Value

	(In thousands, except per share data)
Outstanding at December 31, 2024	177	$28.67
Granted (Awarded)	139	32.66
Additional granted based on performance achievement	135	28.67
Vested (Released)	(117)	28.67
Forfeited	—	—
Outstanding and unvested at September 30, 2025	334	$30.33
As of September 30, 2025, total unrecognized compensation cost related to PSUs was approximately $3.7 million, which is expected to be recognized over the remaining weighted-average vesting period of 2.2 years.

Summary of Shares Reserved for Future Issuance under Equity Incentive Plans
The Company had the following ordinary shares reserved for future issuance under its equity incentive plans as of September 30, 2025:

Number of Shares

(In thousands)
Stock options outstanding	1,520
Non-vested restricted stock awards	2,224
Shares authorized for future issuance	3,607
ESPP shares available for future issuance	2,114
Total shares reserved for future issuance	9,465
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
As of December 31, 2024, the maximum dollar value of shares that may yet be purchased under the 2016 Repurchase Program was $2.7 million and during the second quarter of 2025, the 2016 Repurchase Program was completed. As of September 30, 2025, the 2025 Repurchase Program was substantially completed.
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
During the three months ended September 30, 2025, the Company repurchased approximately 1,987,000 shares of its common stock under the 2025 Repurchase Program at an average price of $31.15 per share for an aggregate purchase price of approximately $61.9 million. During the nine months ended September 30, 2025, the Company repurchased approximately 2,523,000 shares of its common stock under the repurchase programs at an average price of $30.74 per share for an aggregate purchase price of approximately $77.6 million. During the three and nine months ended September 30, 2024, the Company did not repurchase any of its outstanding common stock under the 2016 Repurchase Program.
Note 17. Restructuring Expenses
On April 26, 2024, the Company’s management committed to the wind down of the Company’s Medimat Robotic Dispensing System (“RDS”) product line, subject to local law and statutory works council consultation requirements. During the three and nine months ended September 30, 2024, the Company incurred approximately $0.6 million and $4.1 million, respectively, of employee severance costs and other expenses related to the RDS product line wind down, net of immaterial reversals of previously recognized restructuring expenses. In addition, during the nine months ended September 30, 2024, the Company incurred $5.4 million of inventory write-down charges related to the RDS product line wind down that were recorded to cost of revenues in the Company’s Condensed Consolidated Statements of Operations. During the three and nine months ended September 30, 2025, the Company did not incur any material restructuring expenses.

The following table summarizes the total employee-related restructuring expense recognized in the Company’s Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2024	2024

	(In thousands)
Cost of product and service revenues	$642	$3,338
Research and development	(15)	296
Selling, general, and administrative	(7)	149
Total restructuring expense	$620	$3,783
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
Omnicell solutions are helping healthcare facilities worldwide to uncover cost savings, improve labor efficiency, establish new revenue streams, enhance supply chain control, support compliance, and move closer to the industry-defined vision of the Autonomous Pharmacy. We sell our product and consumable solutions together with related service offerings. Revenues generated in the United States represented 90% and 91% of our total revenues for the three months ended September 30, 2025 and 2024, respectively, and 91% of our total revenues for both the nine months ended September 30, 2025 and 2024.
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
Global Trade Relations
In recent years, the U.S. government has advocated for greater restrictions on trade generally. For example, in 2025, the U.S. imposed tariffs on a wide variety of products manufactured in multiple foreign jurisdictions, including China, Mexico, and Malaysia. In response to the ongoing changes in tariffs, several foreign countries have imposed reciprocal tariffs on goods manufactured in the United States. These tariff rates have fluctuated and may continue to fluctuate going forward. In an effort to address these actions, we have implemented various mitigation measures, including dual-sourcing of components and nearshoring manufacturing. While these actions have effectively mitigated some of the impact of these costs, there can be no assurance that we will be able to offset future increased costs or other adverse impacts. Although we continue to work to mitigate the impact of current or potential tariffs, we may incorrectly anticipate outcomes, forgo or pass up business opportunities, or fail to appropriately adapt or manage our business strategies in response to these changes. As a result of all of these factors, we may experience direct and indirect adverse effects on our business, operating results, cash flow, or financial condition.
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
Our full-time employee headcount was approximately 3,600 as of September 30, 2025.
Business Strategy
In 2024, the United States spent $806 billion on prescription drugs, a 10.2% increase from 2023. We believe there are significant challenges facing the practice of pharmacy today including, but not limited to, budget constraints, increased healthcare worker turnover rates, labor shortages, drug shortages, drug diversion, manual and error-prone processes, complex compliance requirements, and limited inventory visibility. Each of these challenges may lead to poor medication management outcomes including, but not limited to, medication errors, adverse drug events, lack of patient adherence, and medication waste. We also recognize that these challenges may impact the timing of contracting for, or implementation of, our products, solutions, or services. However, we believe that over time these significant challenges to the practice of pharmacy will drive demand for increased automation, visibility, insights, and improved medication management outcomes that our solutions are designed to enable. Because of this, we believe that our solutions are well-positioned to address the evolving needs of healthcare institutions and therefore present opportunities for long-term growth.

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
We believe the following critical accounting policies are affected by significant judgments and estimates used in the preparation of our Condensed Consolidated Financial Statements:
•Revenue recognition;
•Inventory; and
•Accounting for income taxes.
There have been no material changes in our critical accounting policies and estimates during the nine months ended September 30, 2025 as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
RESULTS OF OPERATIONS
Total Revenues

	Three Months Ended September 30,
			Change in
	2025	2024	$	%

	(Dollars in thousands)
Product revenues	$177,498	$158,361	$19,137	12%
Percentage of total revenues	57%	56%
Service revenues	133,133	124,059	$9,074	7%
Percentage of total revenues	43%	44%
Total revenues	$310,631	$282,420	$28,211	10%
Product revenues represented 57% and 56% of total revenues for the three months ended September 30, 2025 and 2024, respectively. Product revenues increased by $19.1 million, primarily due to the increase in revenues from our XTExtend offering, partially offset by the decrease in revenues from products related to our Central Pharmacy Dispensing Service offering.
Service revenues represented 43% and 44% of total revenues for the three months ended September 30, 2025 and 2024. Service revenues include revenues from technical services and SaaS and Expert Services offerings. Service revenues increased by $9.1 million due to an increase of $7.7 million in technical services revenues primarily as a result of growth in our installed customer base and the impact of pricing actions. The increase is also driven by an increase of $1.4 million in SaaS and Expert Services revenues due to continued customer demand, including an increase in revenues from our Specialty Pharmacy Services offering, partially offset by lower revenues from the EnlivenHealth portfolio.
Our international sales represented 10% and 9% of total revenues for the three months ended September 30, 2025 and 2024, respectively, and are expected to be affected by foreign currency exchange rate fluctuations. We are unable to predict the extent to which revenues in future periods will be impacted by changes in foreign currency exchange rates.

	Nine Months Ended September 30,
			Change in
	2025	2024	$	%

	(Dollars in thousands)
Product revenues	$485,838	$448,236	$37,602	8%
Percentage of total revenues	56%	56%
Service revenues	385,023	357,123	$27,900	8%
Percentage of total revenues	44%	44%
Total revenues	$870,861	$805,359	$65,502	8%
Product revenues represented 56% of total revenues for both the nine months ended September 30, 2025 and 2024. Product revenues increased by $37.6 million, primarily due to the increase in revenues from our XTExtend offering, partially offset by lower volumes from our XT Series automated dispensing systems business due to the timing of our XT Series systems lifecycle, as we are largely through the replacement cycle, as well as the decrease in revenues from products related to our Central Pharmacy Dispensing Service offering.
Service revenues represented 44% of total revenues for both the nine months ended September 30, 2025 and 2024. Service revenues include revenues from technical services and SaaS and Expert Services offerings. Service revenues increased by $27.9 million due to an increase of $15.0 million in technical services revenues primarily as a result of growth in our installed customer base and the impact of pricing actions. The increase is also driven by an increase of $12.9 million in SaaS and Expert Services revenues due to continued customer demand, including an increase in revenues from our Specialty Pharmacy Services offering, partially offset by lower revenues from the EnlivenHealth portfolio.
Our international sales represented 9% of total revenues for both the nine months ended September 30, 2025 and 2024, and are expected to be affected by foreign currency exchange rate fluctuations. We are unable to predict the extent to which revenues in future periods will be impacted by changes in foreign currency exchange rates.
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

	Three Months Ended September 30,
			Change in
	2025	2024	$	%

	(Dollars in thousands)
Cost of revenues:
Cost of product revenues	$96,741	$94,448	$2,293	2%
As a percentage of related revenues	55%	60%
Cost of service revenues	79,387	65,704	$13,683	21%
As a percentage of related revenues	60%	53%
Total cost of revenues	$176,128	$160,152	$15,976	10%
As a percentage of total revenues	57%	57%

Gross profit	$134,503	$122,268	$12,235	10%
Gross margin	43%	43%
Cost of revenues for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 increased by $16.0 million, of which $13.7 million was attributed to the increase in cost of service revenues and $2.3 million was attributed to the increase in cost of product revenues.
The increase in cost of product revenues for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 was driven by an increase in product revenues of $19.1 million for the comparable period. The increase in cost of product revenues has not increased proportionally with the increase in product revenues primarily due to the favorable impact of product and customer mix, partially offset by the impact of tariffs during the three months ended September 30, 2025.
The increase in cost of service revenues was primarily driven by the increase in service revenues of $9.1 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, including the associated increase in employee-related expenses, and an increase in certain non-recurring costs, including software upgrade expenses.
The overall gross margin remained relatively consistent for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 primarily due to favorable impact of product and customer mix, partially offset by increases in employee-related and certain non-recurring software upgrade expenses and the impact of tariffs. Our gross profit for the three months ended September 30, 2025 was $134.5 million, as compared to $122.3 million for the three months ended September 30, 2024.

	Nine Months Ended September 30,
			Change in
	2025	2024	$	%

	(Dollars in thousands)
Cost of revenues:
Cost of product revenues	$274,245	$286,270	$(12,025)	(4)%
As a percentage of related revenues	56%	64%
Cost of service revenues	223,499	189,847	$33,652	18%
As a percentage of related revenues	58%	53%
Total cost of revenues	$497,744	$476,117	$21,627	5%
As a percentage of total revenues	57%	59%

Gross profit	$373,117	$329,242	$43,875	13%
Gross margin	43%	41%

Cost of revenues for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 increased by $21.6 million, primarily driven by a $33.7 million increase in cost of service revenues, partially offset by a $12.0 million decrease in cost of product revenues.
The decrease in cost of product revenues for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was primarily driven by the impact of more favorable materials costs as well as favorable impact from product and customer mix during the nine months ended September 30, 2025 and a decrease of $3.3 million of restructuring costs, partially offset by an increase in product revenues and the impact of tariffs.
The increase in cost of service revenues was primarily driven by the increase in service revenues of $27.9 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, including the associated increase in employee-related expenses, and an increase in certain non-recurring costs, including software upgrade expenses.
The overall increase in gross margin primarily relates to higher revenues for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, as well as a decrease in cost of product revenues for the nine months ended September 30, 2025 primarily due to the impact of more favorable materials costs as well as favorable impact from product and customer mix, partially offset by the impact of tariffs and an increase in employee-related and certain non-recurring software upgrade expenses. Our gross profit for the nine months ended September 30, 2025 was $373.1 million, as compared to $329.2 million for the nine months ended September 30, 2024.
Operating Expenses and Interest and Other Income (Expense), Net

	Three Months Ended September 30,
			Change in
	2025	2024	$	%

	(Dollars in thousands)
Operating expenses:
Research and development	$24,021	$21,214	$2,807	13%
As a percentage of total revenues	8%	8%
Selling, general, and administrative	102,238	94,490	$7,748	8%
As a percentage of total revenues	33%	33%
Total operating expenses	$126,259	$115,704	$10,555	9%
As a percentage of total revenues	41%	41%

Interest and other income (expense), net	$1,459	$5,063	$(3,604)	(71)%
Research and Development. Research and development expenses increased by $2.8 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024.
Selling, General, and Administrative. Selling, general, and administrative expenses increased by $7.7 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase was primarily due to an increase of $5.2 million in employee-related expenses and an increase of $1.6 million in freight out for the three months ended September 30, 2025 compared to the three months ended September 30, 2024.
Interest and Other Income (Expense), Net. Interest and other income (expense), net changed by $3.6 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily driven by a $3.9 million decrease in other income and a $0.3 million decrease in other expense. The decrease in other income during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 is primarily attributable to lower interest income received due to lower interest rates and lower cash and cash equivalents balances following the partial repurchase of our convertible senior notes in November 2024 and repurchases of our common stock during the second and third quarters of 2025.

	Nine Months Ended September 30,
			Change in
	2025	2024	$	%

	(Dollars in thousands)
Operating expenses:
Research and development	$66,120	$64,372	$1,748	3%
As a percentage of total revenues	8%	8%
Selling, general, and administrative	302,252	276,929	$25,323	9%
As a percentage of total revenues	35%	34%
Total operating expenses	$368,372	$341,301	$27,071	8%
As a percentage of total revenues	42%	42%

Interest and other income (expense), net	$5,881	$14,052	$(8,171)	(58)%
Research and Development. Research and development expenses increased by $1.7 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.
Selling, General, and Administrative. Selling, general, and administrative expenses increased by $25.3 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase was primarily due to an increase of $16.5 million in employee-related expenses primarily as a result of higher headcount and annual merit increases, an increase of $2.9 million in the allowance for credit losses, an increase of $2.7 million for legal and regulatory expenses, an increase of $2.4 million in certain restructuring and severance charges, and an increase in commissions of $2.3 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.
Interest and Other Income (Expense), Net. Interest and other income (expense), net changed by $8.2 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily driven by a $9.0 million decrease in other income and a $0.8 million decrease in other expense. The decrease in other income during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 is primarily attributable to lower interest income received due to lower interest rates and lower cash and cash equivalents balances following the partial repurchase of our convertible senior notes in November 2024 and repurchases of our common stock during the second and third quarters of 2025.
Provision for Income Taxes

	Three Months Ended September 30,
			Change in
	2025	2024	$	%

	(Dollars in thousands)
Provision for income taxes	$4,241	$2,997	$1,244	42%

	Nine Months Ended September 30,
			Change in
	2025	2024	$	%

	(Dollars in thousands)
Provision for income taxes	$6,548	$5,304	$1,244	23%
For the nine months ended September 30, 2025 and September 30, 2024, we recorded a provision for income taxes of $6.5 million and $5.3 million, respectively, by applying our estimated annual effective tax rate to our year-to-date measure of ordinary income and adjusted for $3.2 million and $4.9 million, respectively, of discrete income tax expense primarily from equity compensation. The change in the provision for income taxes for the nine months ended September 30, 2025 compared to the provision for income taxes for the same period in 2024 was insignificant, consisting of various offsetting components of annual effective tax rate and discrete income tax expense.
Refer to Note 15, Income Taxes, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information.

LIQUIDITY AND CAPITAL RESOURCES
We had cash and cash equivalents of $180.1 million at September 30, 2025 compared to $369.2 million at December 31, 2024. All of our cash and cash equivalents are invested in bank accounts and money market funds held in sweep and asset management accounts with financial institutions of high credit quality.
Our cash position and working capital at September 30, 2025 and December 31, 2024 were as follows:

	September 30, 2025	December 31, 2024

	(In thousands)
Cash and cash equivalents	$180,053	$369,201
Working capital	$203,032	$219,815
Our ratio of current assets to current liabilities was 1.4:1 at both September 30, 2025 and December 31, 2024.
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
As of September 30, 2025, we had $350.0 million of funds available under the Current Revolving Credit Facility. As of September 30, 2025, there was no outstanding balance under the Current Revolving Credit Facility and we were in full compliance with all covenants.
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
During the nine months ended September 30, 2025, we repurchased approximately 2,523,000 shares of our common stock under the 2016 and 2025 Repurchase Programs at an average price of $30.74 per share for an aggregate purchase price of approximately $77.6 million, which completed the 2016 Repurchase Program and substantially completed the 2025 Repurchase Program. Refer to “Stock Repurchase Programs” under Note 16, Employee Benefits and Share-Based Compensation, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information.
In November 2024, we completed a partial repurchase of $400.0 million aggregate principal amount of the 2025 Notes for approximately $391.0 million in cash. The 2025 Notes matured on September 15, 2025 and we repaid the remaining principal balance of $175.0 million in cash. Refer to Note 11, Convertible Senior Notes, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information.
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
Cash Flows
The following table summarizes, for the periods indicated, selected items in our Condensed Consolidated Statements of Cash Flows:

	Nine Months Ended September 30,
	2025	2024

	(In thousands)
Net cash provided by (used in):
Operating activities	$96,946	$131,407
Investing activities	(45,943)	(39,225)
Financing activities	(227,412)	(1,148)
Effect of exchange rate changes on cash and cash equivalents	3,250	879
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(173,159)	$91,913
Operating Activities
We expect cash from our operating activities to fluctuate in future periods as a result of a number of factors, including the timing of our billings and collections, our operating results, and the timing of other liability payments.
Net cash provided by operating activities was $96.9 million for the nine months ended September 30, 2025, primarily consisting of operating inflows of $105.3 million and unfavorable working capital movements of $8.4 million. Operating inflows consisted of net income of $4.1 million, adjusted for non-cash items of $101.2 million, which consisted primarily of depreciation and amortization expense of $59.0 million and share-based compensation expense of $32.5 million. The unfavorable working capital was primarily due to an increase in inventories of $17.7 million to support production requirements, including advanced purchases of certain components, as well as the impact of tariffs, a decrease in accrued liabilities of $13.1 million primarily due a decrease in taxes payable, a decrease in accrued compensation of $11.0 million primarily due to a decrease in accrued employee bonuses and commissions, as well as timing of ESPP purchases, an increase in other current assets of $10.0 million, and a decrease in operating lease liabilities of $8.8 million. These cash outflows were partially offset by an increase in deferred revenues of $26.9 million, due to the timing of billings and customers’ installation schedules, a decrease in accounts receivable and unbilled receivables of $12.5 million primarily due to the timing of billings, shipments, and collections, an increase in accounts payable of $10.7 million primarily due to an increase in inventory spend and timing of payments, and a decrease in other long-term assets of $5.9 million.
Net cash provided by operating activities was $131.4 million for the nine months ended September 30, 2024, primarily consisting of operating inflows of $93.8 million and favorable working capital movements of $37.6 million. Operating inflows consisted of a net loss of $3.3 million, adjusted for non-cash items of $97.1 million, which consisted primarily of depreciation and amortization expense of $62.3 million, share-based compensation expense of $30.3 million, inventory write-down charges of $5.4 million, amortization of operating lease right-of-use assets of $5.3 million, and a change in deferred income taxes of $9.4 million. The favorable working capital was primarily due to an increase in deferred revenues of $27.7 million driven by an increase in billings, a decrease in inventories of $10.0 million resulting from inventory management initiatives, a decrease of $8.4 million in other current assets due to a decrease in income tax receivables, and an increase of $7.0 million in accrued liabilities due to an increase in rebate liabilities. These cash inflows were partially offset by a decrease of $8.0 million in operating lease liabilities, an increase of $7.5 million in investment in sales-type leases resulting from growth in our SaaS and Expert Services offerings, and a decrease in accrued compensation of $6.7 million.
Investing Activities
Net cash used in investing activities was $45.9 million for the nine months ended September 30, 2025, which consisted of capital expenditures of $32.7 million for property and equipment and $13.2 million for external-use software development costs.
Net cash used in investing activities was $39.2 million for the nine months ended September 30, 2024, which consisted of capital expenditures of $27.4 million for property and equipment and $11.8 million for external-use software development costs.
Financing Activities
Net cash used in financing activities was $227.4 million for the nine months ended September 30, 2025, primarily due to the repayment of the remaining principal balance of our 2025 Notes of $175.0 million, repurchases of shares of our common stock of $77.6 million, and $6.0 million in employees’ taxes paid related to restricted stock unit vesting, partially offset by $15.2 million in proceeds from employee stock option exercises and ESPP purchases and a net change in the customer funds balances of $16.0 million.
Net cash used in financing activities was $1.1 million for the nine months ended September 30, 2024, primarily due to a net change in the customer funds balances of $10.7 million, partially offset by $13.1 million in proceeds from employee stock option exercises and ESPP purchases.
Contractual Obligations
There have been no significant changes during the nine months ended September 30, 2025 to the contractual obligations disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” set forth in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2024, other than as described in Note 11, Convertible Senior Notes, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Contractual obligations as of September 30, 2025 were as follows:

	Payments Due By Period
	Total	Remainder of 2025	2026-2027	2028-2029	2030 and thereafter

	(In thousands)
Operating leases (1)	$43,556	$3,476	$25,146	$13,041	$1,893
Purchase obligations (2)	$134,956	82,111	52,822	23	—
Convertible senior notes (3)	$180,268	863	3,450	175,955	—
Total (4)	$358,780	$86,450	$81,418	$189,019	$1,893
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
(3)We issued the 2029 Notes in November 2024 that are due in December 2029. The obligations presented above include both principal and interest on these notes. Although these notes mature in 2029, they may be converted into cash and shares of our common stock prior to maturity if certain conditions are met. Any conversion prior to maturity can result in repayment of the principal amounts sooner than the scheduled repayment as indicated in the table above. Refer to Note 11, Convertible Senior Notes, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information.
(4)Refer to Note 14, Commitments and Contingencies, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks related to fluctuations in foreign currency exchange rates and interest rates.
Foreign Currency Exchange Risk
We operate in foreign countries which expose us to market risk associated with foreign currency exchange rate fluctuations between the U.S. dollar and various foreign currencies, the most significant of which are the British Pound and the Euro. In order to manage foreign currency risk, at times we enter into foreign exchange forward contracts to mitigate risks associated with changes in spot exchange rates of mainly non-functional currency denominated assets or liabilities of our foreign subsidiaries. In general, the market risk related to these contracts is offset by corresponding gains and losses on the hedged transactions. By working only with major banks and closely monitoring current market conditions, we seek to limit the risk that counterparties to these contracts may be unable to perform. We do not enter into derivative contracts for trading purposes. As of September 30, 2025, we did not have any outstanding foreign exchange forward contracts.
Interest Rate Fluctuation Risk
We are exposed to interest rate risk through our borrowing activities. As of September 30, 2025, there was no outstanding balance under the current Second A&R Credit Agreement. Refer to Note 10, Debt and Credit Agreement, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information.
As of September 30, 2025, the net carrying amount under the 2029 Notes was $167.3 million. Although our convertible senior notes are based on a fixed rate, changes in interest rates could impact the fair value of such notes. As of September 30, 2025, the fair market value of the 2029 Notes was $159.9 million. Refer to Note 5, Cash and Cash Equivalents and Fair Value of Financial Instruments, and Note 11, Convertible Senior Notes, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information.
We have used, and in the future we may use, interest rate swap agreements to protect against adverse fluctuations in interest rates by reducing our exposure to variability in cash flows relating to interest payments on a portion of our outstanding debt. We do not hold or issue any derivative financial instruments for speculative trading purposes. As of September 30, 2025, we did not have any outstanding interest rate swap agreements.

There were no significant changes in our market risk exposures during the nine months ended September 30, 2025 as compared to the market risk exposures disclosed in “Quantitative and Qualitative Disclosures About Market Risk,” set forth in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 27, 2025.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended September 30, 2025.

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
•the imposition of, or adverse changes in, international laws and regulations, including privacy and security, labor, import, export, trade (including tariffs), environmental standards, product compliance, tax, anti-bribery, and employment laws;
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
Furthermore, in recent years, the U.S. government has advocated for greater restrictions on trade generally. For example in 2025, the U.S. imposed tariffs on a wide variety of products manufactured in multiple foreign jurisdictions, including China, Mexico, and Malaysia. In response to the ongoing changes in tariffs, several foreign countries have imposed reciprocal tariffs on goods manufactured in the United States. These tariff rates have fluctuated and may continue to fluctuate going forward. Although we continue to work to mitigate the impact of current or potential tariffs, we may incorrectly anticipate outcomes, forgo or pass up business opportunities, or fail to appropriately adapt or manage our business strategies in response to these changes.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table summarizes repurchases of our common stock during the three months ended September 30, 2025:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (1)

	(In thousands, except per share data)
July 1, 2025 - July 31, 2025	488	$28.78	488	$48,027
August 1, 2025 - August 31, 2025	1,295	$31.83	1,295	$6,804
September 1, 2025 - September 30, 2025	204	$32.47	204	$169
Total	1,987	$31.15	1,987	$169
_________________________________________________
(1)On May 22, 2025, our Board of Directors authorized a new stock repurchase program (the “2025 Repurchase Program”), which does not expire, to repurchase up to $75.0 million of common stock. The 2025 Repurchase Program does not obligate the Company to repurchase any specific number of shares, and the Company may terminate or suspend the 2025 Repurchase Program at any time. As of September 30, 2025, the 2025 Repurchase Program was substantially completed.
Refer to “Stock Repurchase Programs” under Note 16, Employee Benefits and Share-Based Compensation, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Officers
During the three months ended September 30, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or adopted or terminated a “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

ITEM 6. EXHIBITS

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

3.1	Fourth Amended and Restated Bylaws of Omnicell, Inc.	8-K	3.1	10/6/2025

10.1*+	Offer Letter between Omnicell, Inc. and Baird Radford dated August 15, 2025

31.1+	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

31.2+	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

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

OMNICELL, INC.
Date:	November 5, 2025	By:	/s/ H. Baird Radford, III
Baird Radford Executive Vice President & Chief Financial Officer (principal financial officer and duly authorized officer)