Form 10-K
period 2025-12-31
OMNICELL, INC.
filed 2026-02-26
CIK 926326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the registrant’s common stock, $0.001 par value, held by non-affiliates of the registrant as of June 30, 2025 was $1.3 billion (based upon the closing sales price of such stock as reported on the NASDAQ Global Select Market on such date) which excludes an aggregate of 716,874 shares of the registrant’s common stock held by officers, directors and affiliated stockholders. For purposes of determining whether a stockholder was an affiliate of the registrant at June 30, 2025, the registrant has assumed that a stockholder was an affiliate of the registrant at June 30, 2025 if such stockholder (i) beneficially owned 10% or more of the registrant’s common stock and/or (ii) was affiliated with an executive officer or director of the registrant at June 30, 2025. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.
As of February 18, 2026, there were 45,435,918 shares of the registrant’s common stock, $0.001 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the United States Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference in Part III, Items 10-14 of this Form 10-K.

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
The following risks related to our business, among others, could cause actual results to differ materially from those described in the forward-looking statements:
•unfavorable general economic and market conditions, including the potential impact of inflationary pressures;
•our ability to take advantage of growth opportunities and develop and commercialize new solutions and enhance existing solutions;
•reductions in demand in the capital equipment market or reductions in the demand for, or adoption of, our solutions, systems, or services;
•our ability to successfully achieve anticipated growth targets or market adoption;
•delays in installations of our medication management solutions or our more complex medication packaging systems;
•delays, technical challenges and unexpected or greater than anticipated expenses associated with developing new products and services or failing to achieve technological or economic feasibility, obtain regulatory approval or gain market acceptance resulting in stopping the development of, or the continued offering of, a product or service;
•periods of significant volatility due to geopolitical developments;
•credit, collection, and operational challenges from providing lease financing options to our customers;
•disruptions to our information technology systems and breaches of data security or cyber-attacks on our systems or solutions;
•incorporating artificial intelligence (“AI”) technology into our products, services and processes, and the use of AI by our vendors and competitors;
•failing to maintain expected service levels when providing our SaaS and Expert Services or retaining our SaaS and Expert Services customers;
•meeting the demands of, or maintaining relationships with, GPOs, institutional, retail, and specialty pharmacy customers;
•inability to secure or maintain access to existing and future specialty drugs or pharmacy provider networks for our specialty pharmacy customers;

•continued and increased competition from current and future competitors in the hospital and health system solutions and outpatient pharmacy solutions markets;
•selling more products and services on a subscription basis;
•our substantial debt obligations;
•effectiveness of business continuity plans during any future cybersecurity incidents;
•our ability to acquire companies, businesses, or technologies and successfully integrate such acquisitions;
•failure to realize the potential benefits of acquired businesses, or impaired goodwill or other intangible assets in connection with prior acquisitions;
•government regulations, legislative changes, fraud and anti-kickback statutes, products liability claims, the outcome of legal proceedings, and other legal obligations related to healthcare, privacy, data protection, and information security, and the costs of compliance with, and potential liability associated with, our actual or perceived failure to comply with such obligations;
•changes to the 340B Program;
•operating in foreign countries and risks relating to our international supply chain, including the potential impact of political unrest, terrorism, other potential hostilities, threats of terrorism or potential hostilities, or tariffs;
•covenants in our credit agreement could restrict our business and operations;
•financial institution and money market fund concentration;
•climate change, legal, regulatory or market measures to address climate change and a focus on ESG matters by various stakeholders;
•catastrophic events may disrupt our business;
•recruiting and retaining skilled and motivated personnel;
•protecting our intellectual property;
•availability and sources of raw materials and components, price fluctuations and an inability to pass increased costs on to our customers, or shortages or interruptions of supply;
•dependence on a limited number of suppliers for certain components, equipment, and raw materials, as well as technologies provided by third-party vendors;
•investments in new business strategies or initiatives;
•intellectual property infringement or product liability claims against us;
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

PART I
ITEM 1.    BUSINESS
Overview
Omnicell, a leading healthcare technology provider focused on empowering autonomous medication management, is committed to solving the critical challenges inherent in medication management and elevating the role of clinicians within healthcare as an essential component of care delivery. Omnicell is focused on helping its customers define and deliver a cost-effective medication management strategy designed to equip and empower pharmacists and nurses to focus on patient care rather than administrative tasks, and to drive improved clinical, operational, and financial outcomes across all care settings. We are doing this with an industry-leading medication management infrastructure which includes storage and dispensing automation powered by an intelligence ecosystem. Our comprehensive set of solutions provides the critical foundation for customers to realize the Autonomous Pharmacy, an industry-wide vision defined by pharmacy leaders for improving operational efficiencies and ultimately targeting zero-error medication management alongside 5 other outcomes laid out in the Autonomous Pharmacy framework.
Business Strategy
In 2024, the United States spent $806 billion on prescription drugs, a 10.2% increase from 2023. We believe there are significant challenges facing the practice of pharmacy today. These challenges include, but are not limited to, budget constraints and acute workforce shortages, where 88% of hospitals report technician deficits and 92% lack sufficient sterile compounding expertise. In addition, health systems face rising liability related to drug diversion, with a 61% increase in the average number of investigations per hospital since the beginning of 2023. We also recognize that these challenges may impact the timing of contracting for, or implementation of, our products, solutions, or services. However, we believe that over time these significant challenges facing pharmacists will drive demand for increased automation, visibility, insights, and improved medication management outcomes that our solutions are designed to enable. Because of this, we believe that our solutions are well-positioned to address the evolving needs of healthcare institutions and therefore present opportunities for long-term growth.
In an effort to address these challenges and deliver solutions to help drive positive medication management outcomes, we continue to make significant investments in our research and development efforts to further advance the industry-defined vision of the Autonomous Pharmacy. Furthermore, we believe a combination of dispensing automation and an intelligence ecosystem is needed in every care setting where medications are managed. We are focused on delivering solutions to help our customers realize the industry-defined vision of the Autonomous Pharmacy and driving positive medication management outcomes with superior customer experience in two core market categories through:
•Hospital and Health System Solutions: This category enables the end-to-end medication process across the entire continuum of care. It unifies Central Pharmacy automation, robotics, and IV sterile compounding with Point of Care automated dispensing in Nursing Units and Operating Room/Procedural areas. From the loading dock to the bedside, this is designed to provide for medication safety, availability, and workflow efficiency. This category also supports Consolidated Pharmacy Service Center operations.
•Points of Care. As a market leader, we anticipate continued expansion into this product market as customers increasingly utilize our dispensing systems in more areas within hospitals and ambulatory care settings. The 2025–2028 healthcare landscape, however, faces significant fiscal headwinds driven by sweeping changes in health policy, specifically the One Big Beautiful Bill Act (“OBBBA”), which is expected to result in a $910 billion Medicaid spending reduction across states. Coupled with rising input costs from tariffs and acute labor shortages, these pressures are likely to further compress operating margins. We believe this financial strain makes the status quo unsustainable, which we anticipate compelling health systems to focus on capital efficiency and operational resilience through accelerated investments in pharmacy modernization, especially automation to address labor shortages and advanced analytics to manage rising costs of drug diversion and non-adherence. As hospitals navigate this liquidity challenge, we expect a critical shift in purchasing behavior from traditional capital expenditures to flexible payment models, such as leasing, subscriptions, and “as-a-service” structures, enabling institutions to adopt essential regulatory compliance and safety technologies while preserving operating cash flow.
•Central Pharmacy. This market represents the beginning of medication management in acute care settings. Given the current environment, we believe there is a significant opportunity for automation as many health systems aim to eliminate manual, repetitive, and error-prone processes to address acute workforce shortages. With hospitals facing technician shortages and often lacking adequate sterile compounding expertise, we think automating central pharmacy dispensing and compounding is crucial for reallocating limited labor, enhancing patient safety, and enabling compliance with the new Drug Supply Chain Security Act (“DSCSA”)

requirements. Manual compounding of sterile IV preparations poses safety risks and, when outsourced, can increase costs and supply volatility. Therefore, IV automation offers a key opportunity to standardize sterile workflows, offset the resources currently used for managing drug shortages, and reduce the annual cost of non-optimized medication therapy. We expect these technology-driven services to become increasingly vital as health systems focus on operational resilience amid severe financial pressures.
•Consolidated Pharmacy Service Center Automation and Robotics. Health Systems are increasingly realizing savings from a Consolidated Pharmacy Service Center (“CPSC”) model. The CPSC serves as a strategic hub for centralized inventory management and sterile compounding. By implementing industrial-grade robotics and carousels at the CPSC, health systems can achieve economies of scale, streamlining the serialized receiving process required for DSCSA compliance before inventory reaches hospitals. This centralized approach should help preserve margins by optimizing supply chains and reducing waste across the network.
•Outpatient Pharmacy Solutions: Focused on extending care beyond the hospital walls, this category supports outpatient and retail pharmacy growth. It combines Specialty Pharmacy and 340B Third-Party Administrator (“TPA”) services, Medication Adherence technologies (automation and consumables), and the EnlivenHealth platform to help drive better clinical outcomes and medication compliance for clinicians and patients.
•Specialty Pharmacy and 340B Program. We believe that health systems will continue to accelerate investment in programs to improve patient outcomes by utilizing specialty pharmacies and the federal 340B Drug Pricing Program. The 340B Program allows qualified hospitals to stretch federal resources, a critical capability as the program is on track to exceed $200 billion in gross sales by 2026, surpassing the entire Medicare Part B market. In 2024, specialty drugs used for treatment of complex conditions constituted the majority (51.7%) of total prescription expenditures. This sector continues to grow at a higher rate than other drug classes. However, regulatory pressures are intensifying with site-neutral payment cuts. Specialty pharmacies serve as the connection between patients, providers, and payers to streamline access and adherence. We believe a solution designed to help health systems optimize their Health System-Owned Specialty Pharmacy (“HSSP”) and navigate these compliance-complexities will help ensure continuity of care. We believe that a fully optimized specialty pharmacy operation represents one of the largest economic opportunities for hospitals and health systems.
•Institutional Pharmacy. The U.S. institutional pharmacy industry provides closed-door medication dispensing, clinical support, and medication adherence services for long-term care (“LTC”), correctional, rehabilitation and behavioral health, and hospice facilities. The market size of the institutional pharmacies industry in the U.S. is $24 billion with 1,100 businesses servicing this sector and characterized by a high concentration in national operators. LTC facilities comprise skilled nursing facilities, assisted living communities, senior living centers, and home and community-based care settings. LTC pharmacies typically operate under more stringent regulatory, packaging, and labor requirements than retail pharmacies, which may result in structurally higher operating costs. As a result of projected demographic aging and the increasing complexity of managing chronic disease across LTC populations, we expect market demand to continue to rise. The LTC industry is currently undergoing a transition driven by reimbursement pressures, regulatory expansion, and workforce shortages. Legislative and pricing reforms, including updates to Medicare Part D, have increased financial strain on smaller LTC providers, which we believe will accelerate a shift toward centralized, automation-enabled fulfillment models that are designed to improve efficiency, standardize quality, and support compliance with evolving documentation and oversight requirements. Through our outpatient pharmacy solutions, we also serve adjacent outpatient institutional markets, including correctional facilities’ pharmacy providers. Additionally, we provide pharmacy services to individuals with intellectual and developmental disabilities (“IDD”), a market currently experiencing rising demand due to increased prevalence. IDD pharmacy services require specialized packaging, adherence technologies, and close coordination with caregivers and community-based support organizations.

•Retail. Total U.S. prescription dispensing revenues across retail, mail-order, long-term care, and specialty pharmacies reached approximately $683 billion in 2024, up 9% from 2023, a surge driven primarily by the rapid adoption of GLP-1 agonists and specialty immunotherapies rather than volume alone. Additionally, the shift of outpatient care from hospitals and physician offices to other more convenient settings, such as retail pharmacies and the home, continues to be a growing trend. New technologies and increased scope of practice for pharmacists appear to be spurring innovation and expansion of the provision of clinical services by retail pharmacies. We believe this development, combined with the move to value-based care, will drive the adoption of our patient engagement offerings. These solutions are intended to help providers (including pharmacists) engage patients in new ways that are expected to improve outcomes, reduce the total cost of care, and lead to more profitable operations.
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
Hospital and Health Systems Solutions
Serving as the connective tissue for the enterprise, our intelligence ecosystem, OmniSphere, is built to unify the hardware and software portfolio through a platform plus analytics layer. By leveraging cloud-based data and predictive insights, it is designed to provide health systems with enterprise-wide visibility to optimize inventory, detect diversion, and streamline decision-making across the entire network.
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
Our next-generation Automated Dispensing System, Titan XT, integrates modern cabinet hardware with a cloud platform and a cloud-native software and intelligence ecosystem, OmniSphere. We are seeing customers seek to maximize the value of existing automated dispensing system investments and continue to invest in next-generation enhancements and solutions for points of care. We believe that customers will upgrade their current installed base over time as we deliver these new solutions to market. We also believe there is a future opportunity for us to expand this offering and define a new standard for dispensing systems in ambulatory settings. We believe our next generation solutions for Points of Care and new innovations and services will continue to help customers drive improved clinical and financial outcomes. Titan XT builds on our XT Series automated dispensing systems for medications and supplies, which are used in nursing units and other clinical areas of the hospital, and is designed to support workflows specific to each area of the hospital, with various software and hardware options.
XTExtend, a comprehensive console swap for our XT cabinets, is designed to continue to maximize value for hospitals, health systems, and post-acute care facilities that have already invested in Omnicell’s XT Series automated dispensing system and are seeking to enhance the capabilities of these devices in an effort to improve clinical and operational outcomes even further.
Central Pharmacy
Our Central Pharmacy Dispensing Service, which combines advanced robotic technology, optimization and workflow software, as well as onsite and remote experts, is intended to automate and optimize the most cumbersome aspects of the medication dispensing process. This comprehensive service is designed to help health systems enhance patient safety, improve dispensing accuracy, reduce medication dispensing errors and waste, and streamline workflows to enable pharmacy labor resources to focus on higher value tasks.
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
Outpatient Pharmacy Solutions
We are expanding our products and solutions in the outpatient market as our customers continue to expand their operations outside the hospital. These solutions target specific outpatient markets and are aligned with our strategy to provide medication management infrastructure powered by an intelligence ecosystem, OmniSphere.
Specialty Pharmacy and 340B
Specialty medications have become the dominant financial driver for many of our customers, as specialty medications accounted for up to 51.7% of total drug expenditures in 2024. However, health systems face converging headwinds in 2026, including site-neutral payment cuts and Inflation Reduction Act-driven 340B margin compression, which threaten traditional revenue streams. We believe the acceleration of medically integrated dispensing will help navigate the risk of these policy changes.
Our Specialty Pharmacy Services offering provides a turnkey solution designed to help health systems establish, manage, and optimize an entity-owned specialty pharmacy.. Delivered through a risk-share commercial model, this solution enables health systems, Federally Qualified Health Centers, and provider groups to support onsite management of specialty services, including payer contracting, centralized staffing, and licensing.
Crucially, our platform integrates essential technology enablers to address the growing complexity of the market:
•Automated Prior Authorization (“PA”): built to streamline approval workflows to reduce administrative burden and accelerate time-to-therapy.
•340B Optimization & Compliance: robust management of split-billing and audit readiness to navigate evolving federal reporting requirements and prevent revenue leakage.
This offering is designed to drive specialty growth and cost savings, improve access to limited distribution drugs, and increase physician utilization for targeted disease states, to help our customers navigate external reimbursement turbulence.
EnlivenHealth Platform
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

Our single-dose automation solutions allow customers to fill and label a variety of patient-specific, single-dose medication blister packages based on incoming prescriptions. Our fully automated and semi-automated filling equipment is designed specifically for institutional pharmacies with enough order volume to warrant automated packaging of medications. Our automated solutions interface with pharmacy information systems to obtain prescription information. In addition to these products, we recently entered into a partnership with Safecor Health to provide prepackaged single-dose medication blister packages directly to our customers. This reduces the need for our customers to package on site and instead receive drugs prepacked in our blister packages as a service.
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
Professional, Technical, and Customer Success Services
Our Professional Services offerings for health system pharmacies include technology implementation, customer education and training, program management, and related offerings designed to help customers use our products. We view our customers as partners in the pursuit of better health outcomes for patients and improved satisfaction for the clinicians who serve them.
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
Retail Pharmacy and Hospital Automation Outside the United States
Additional solutions sold outside the United States include integrated software and hardware products designed to provide full traceability of medicines and medical supplies throughout the healthcare system, from delivery to the point of consumption. This includes automated dispensing systems used in hospitals and retail pharmacies for handling the stocking and retrieval of both boxed and unit-dose medications. For management of medical supplies, a specialized cabinet that uses radio frequency identification is also available, which is designed to improve picking and restocking workflows for nurses and surgeons.
Advancing Our Solutions
With more than 30 years of experience delivering medication management solutions, Omnicell believes a portfolio of dispensing automation powered by an intelligence ecosystem, OmniSphere, will help deliver improved medication management outcomes. Because thousands of facilities utilize our services and solutions, we believe we can provide actionable insights to help customers better understand their medication usage and improve pharmacy supply chain management. We offer specialized services and analytics software designed to help healthcare facilities improve their bottom line and patient care by harnessing data from automation and other systems.
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
The healthcare industry continues to experience a significant degree of consolidation, with healthcare providers combining to create larger healthcare delivery organizations. We believe this trend has increased the market’s need for integrated medication management solutions on a unified platform to help improve clinical and financial outcomes for both inpatient and outpatient settings. Our portfolio of dispensing automation powered by an intelligence ecosystem combined with innovation, is designed with this objective in mind.

In addition, healthcare providers and facilities are currently facing significant financial challenges and operational pressures. In 2024, the United States spent $806 billion on prescription drugs, a 10.2% increase from 2023. In 2024, specialty medications constituted 51.7% of this total spend. Concurrently, health systems are navigating sweeping changes in health policy and potential legislative actions that are estimated to result in a $910 billion reduction in direct reimbursements over the coming years. For health systems, the cumulative effect of revenue loss and cost increases, including rising tariffs and labor costs, is projected to severely compress operating margins. These factors have elevated the strategic importance of medication management and pharmacy automation as essential tools for capital efficiency and operational resilience.
Furthermore, while complexities in medication management have increased over time along with the volume of patients and medications, many manual processes are still used, resulting in inefficient tracking and delivery of medications and supplies. For example, staff time spent on managing drug shortages is often equivalent to that of approximately 1.5 Full-Time Employees in large hospitals. In addition, many existing healthcare information systems are unable to support the modernization of healthcare delivery processes or address mandated patient safety initiatives. These factors contribute to medical errors and unnecessary process costs across the healthcare sector including in medication management.
Regulation and industry guidelines, including those from the U.S. Food and Drug Administration, Drug Enforcement Administration, and The Joint Commission (an organization that accredits U.S. health care organizations and programs), continue to drive an environment of increased patient safety and regulatory control. Key compliance deadlines, such as the November 27, 2025 DSCSA interoperability deadline, are accelerating the need for advanced software backbones. Additionally, there is an intensified focus on controlled substance management. HealthcareDiversion.org estimates that roughly 10% of all healthcare workers are anticipated to steal opioids and other substances from patients and hospitals at some point in their career. This risk is becoming more visible, with diversion investigations rising 61% since the beginning of 2023 according to recent industry reports. Against this backdrop, healthcare organizations will likely be driven to prioritize investments in capital equipment and analytics, including pharmacy automation, to mitigate liability and ensure “zero-defect” workflows.
Medication non-adherence is widely recognized as a common and costly problem. Poor adherence results in increased hospital readmissions, deteriorated treatment outcomes, and avoidable healthcare costs. With millions of Americans taking multiple medications routinely, we believe pharmacists need ways to support the arduous task of maintaining patient adherence. We believe our EnlivenHealth portfolio has the potential to reduce admissions and emergency department visits and improve patient health by increasing medication adherence.
The workforce crisis remains a primary concern for hospital executives. While the nurse workforce has seen some stabilization, the national demand for registered nurses is projected to exceed supply by 9% by 2036. The shortage of pharmacy technicians is even more acute and critical to pharmacy operations. We believe these labor deficits validate the urgent need for automation as a labor offset strategy.
Omnicell’s medication management infrastructure, which includes dispensing automation powered by an intelligence ecosystem, is designed to automate many labor-intensive medication management tasks. We believe this will help healthcare providers optimize the use of existing pharmacy staff, effectively addressing the sterile compounding expertise gap among pharmacy technicians, indicated in 92% of hospitals, and freeing up clinicians’ time enabling them to focus on higher-value, patient-engaging activities.
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
We believe our industry-leading medication management infrastructure products and services compare favorably with the offerings of our competitors, particularly with respect to the medication management outcomes that we have helped enable our customers to achieve across the continuum of care, from inpatient to outpatient, in each setting of care where medications are managed. We believe we have a strongly differentiated outcome-centric approach to medication management that combines dispensing automation powered by an intelligence ecosystem.
Government Regulation
Our global operations may be affected by a variety of complex state, federal, and international laws and regulations. These laws and regulations relate to healthcare (including medical devices and pharmaceuticals); privacy and information security; compliance; import and export; trade; healthcare fraud, waste and abuse (including anti-kickback and false claims laws); environmental standards; anti-corruption and anti-bribery; labor and employment, as well as other areas of focus.

Privacy and Security
We receive, store, and process personal information and other data from our customers, employees, and service providers. Our customers also use our products and/or services to obtain and store their personal information, including protected health information (as defined by the Health Information Portability and Accountability Act of 1996 and its implementing regulations, collectively “HIPAA”), from their patients and customers and sometimes personal information of their employees. As a result, we and our customers are subject to various laws and regulations related to privacy, data protection, and information security. In the United States (“U.S.”), these include federal and state health information privacy and security laws (such as HIPAA), federal and state breach notification laws, and state laws that address the privacy and security of personal information and protected health information. Internationally, various foreign jurisdictions in which we operate, including, but not limited to, the United Kingdom (“UK”) and the European Union (the “EU”), have established comprehensive data privacy and security legal frameworks with which we or our customers are or may be subject to including, for example, the UK’s General Data Protection Regulation and Data Protection Act 2018 (collectively, the “UK GDPR”) and the EU’s General Data Protection Regulation (the “EU GDPR” and, together with the UK GDPR, the “GDPR”). The GDPR imposes accountability and transparency requirements, data protection requirements, reporting obligations, and international transfer restrictions. In addition, the U.S. Department of Justice’s (“DOJ”) Data Security Program Rule (the “DSP Rule” or “Rule”) aims at preventing access to “bulk U.S. sensitive personal data” and “government-related data” by “countries of concern” (e.g., China, Russia, Iran, North Korea, Cuba, and Venezuela) and “covered persons” (as all such terms are defined in the DSP Rule). The Rule imposes stringent obligations on companies within its scope and prohibits or restricts “covered data transactions” that grant countries of concern or covered persons access to bulk U.S. sensitive personal data or any amount of “government-related data.”
Artificial Intelligence (AI)
The regulatory landscape governing data, digital services, and artificial intelligence continues to evolve rapidly. In the U.S., during the 2025 legislative session, over 1,080 AI-related bills were introduced across U.S. state legislatures, resulting in approximately 100 enacted measures across 38 jurisdictions addressing AI-generated content labeling, whistleblower protections, transparency requirements, and intellectual property protections. This legislative activity builds upon the 99 AI-specific laws enacted in 2024 and 18 resolutions adopted in 2023, reflecting sustained momentum in AI regulation at the state level.
At the international level, the European Union AI Act entered into force with key provisions becoming applicable in 2025, including prohibitions on certain high-risk AI systems and compliance obligations for general-purpose AI models. These requirements impact both our customers operating within the EU and our third-party service providers, potentially affecting our product offerings and operational practices in European markets.
The United Kingdom (the “UK”) has adopted a divergent regulatory approach, maintaining its principles-based framework established in March 2023 and reaffirmed in the 2025 AI Opportunities Action Plan. Rather than comprehensive statutory regulation, the UK emphasizes a pro-innovation strategy centered on regulatory sandboxes and sector-specific oversight by existing regulatory bodies. However, the UK government has indicated that future legislation addressing risks associated with advanced AI models remains under consideration.
The proliferation of AI regulations across multiple jurisdictions creates compliance complexity and may require modifications to our products, services, and business practices. We continue to monitor these developments and assess their potential impact on our operations.
Product Development, Manufacture and Sales
In the U.S., the U.S. Food and Drug Administration (“FDA”) regulates medical devices, pharmaceutical and biological products, including via the Federal Food, Drug, and Cosmetic Act (“FD&C Act”), the Public Health Service Act (“PHSA”), and their respective implementing regulations. Medical devices, pharmaceuticals and certain products are subject to rigorous regulation in the U.S. by the FDA, and by federal, state and local statutes and regulations, including regulation by governmental agency regulations in the United States (for example by the U.S. Drug Enforcement Administration (“DEA”)); and on an international basis, such products are regulated by governmental and regulatory agencies and bodies in the applicable foreign countries. Noncompliance with applicable requirements can result in import detentions, fines, false claims, civil monetary penalties, injunctions, suspensions or losses of regulatory approvals or licenses, recall or seizure of products, operating restrictions, denial of export applications, governmental prohibitions on entering into supply contracts, and criminal prosecution.
Products designated or classified as medical devices may also be subject to various regulatory requirements, including as applicable, FDA premarket clearance or approval; establishment registration and device listing; complaint handling; notification and repair, replace, refund; mandatory recalls; unique device identifier requirements; reports of removals and corrections; cybersecurity requirements; and post-marketing surveillance. There are additional regulations relating to the packaging, distribution, marking, marketing and claims with respect to FDA regulated solutions and products. Certain of our products and solutions are regulated by the FDA and require 510(k) clearance under the FD&C Act prior to commercialization and marketing. However, the manufacture and sale of most of our current medication management solutions are not regulated by either the FDA or the DEA. However, the pharmacy, dispensing, and compounding activities of other persons (our customers) that use our current medication management solutions may be subject to regulation by those agencies and by individual state boards of pharmacy. With respect to our products and solutions, we manufacture and develop specifications for products classified as Class I and Class II medical devices, which are subject to FDA regulation and require compliance with certain FDA regulations and requirements, including the FDA Quality System Regulation and FDA regulations for medical device reporting. We also offer a sterile consumable product that required FDA 510(k) clearance prior to marketing and distribution.
Similarly, certain provisions of the FD&C Act govern the approval, manufacture, handling, distribution, and tracking and tracing of pharmaceuticals. The FD&C Act also regulates which medications may be compounded, and how certain compounded medications may be manufactured, distributed, and dispensed. Companies engaged in distributing or dispensing compounded pharmaceuticals may be subject to a number of requirements enforced by the FDA or other U.S. regulatory agencies, such as the DEA and state boards of pharmacy. These requirements may include compliance with United States Pharmacopoeia (“USP”) and National Formulary standards, certificates of analysis, facility registration, and compliance with current good manufacturing practice (“cGMP”).
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
Healthcare Regulations
Our current and future arrangements with healthcare professionals, consultants, customers and third-party payors expose us to broadly applicable healthcare regulation and enforcement by the U.S. federal government and the states and foreign governments in which we conduct our business, such as regulations addressing fraud and abuse, transparency and health information privacy rules and regulations. The most common healthcare laws and regulations that may impact our or our customers’ operations include but are not limited to:
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
•Federal civil and criminal false claims laws, including the civil False Claims Act (“FCA”), which prohibits, among other things: (i) knowingly presenting, or causing to be presented, claims for payment of government funds that are false or fraudulent; (ii) knowingly making, or using or causing to be made or used, a false record or statement material to a false or fraudulent claim; (iii) knowingly making, using or causing to made or used a false record or statement material to an obligation to pay money to the government; or (iv) knowingly concealing or knowingly and improperly avoiding, decreasing, or concealing an obligation to pay money to the federal government. Under the FCA it is illegal to submit claims for payment to Medicare or Medicaid that an individual knows or should know are false or fraudulent; no specific intent to defraud is required. The civil FCA defines “knowing” to include not only actual knowledge but also instances in which the person acted in deliberate ignorance or reckless disregard of the truth or falsity of the information. Filing false claims may result in fines of up to three times the programs' loss plus $11,000 per claim filed. Under the civil FCA, each instance of an item or a service billed to Medicare or Medicaid counts as a claim. The fact that a claim results from a kickback or is made in violation of the Stark Law (as defined herein) also may render it false or fraudulent, creating liability under the civil FCA as well as the Anti-Kickback Statute or Stark Law.
Private individuals, commonly known as “whistleblowers,” can bring FCA qui tam actions, on behalf of the government and may share in amounts paid by the entity to the government in recovery or settlement. In addition, as noted above, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA. Moreover, entities can be held liable under the FCA even when they do not submit claims directly to government payers if they are deemed to “cause” the submission of false or fraudulent claims. FCA liability is potentially significant in the healthcare industry because the statute provides for treble damages and significant mandatory penalties per false or fraudulent claim or statement for violations. Such per-claim penalties are currently set at $13,508 to $27,018 per false claim or statement for penalties assessed after January 30, 2023, with respect to violations occurring after November 2, 2015. Under the criminal FCA penalties for submitting false claims include imprisonment and criminal fines; the Office of Inspector General (“OIG”) of the DHHS also may impose administrative civil monetary penalties for false or fraudulent claims.
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
In addition to the fraud and abuse considerations, in relation to the HIPAA Security Rule, the DHHS, in January 2025, issued a Notice of Proposed Rulemaking (“Proposed Rule”) aiming to strengthen cybersecurity protections and better defend against cyber threats targeting the U.S. health care system. The Proposed Rule attempts to strengthen the requirements of the HIPAA Security Rule by clarifying and revising definitions and removing the distinction between “required” and “addressable” implementation specifications. The Proposed Rule adds new implementation requirements to better help ensure that HIPAA-regulated entities implement compliance activities consistent with industry standard best practices, such as the NIST Cybersecurity Framework. Regulated entities would be required to document, in writing, all HIPAA Security Rule policies and procedures. At this point, the future of the Proposed Rule is unclear, as the newly elected U.S. administration will likely determine whether to move forward with the rulemaking process; currently the rule’s finalization remains on the DHHS’ Office for Civil Rights’ regulatory agenda for May 2026.
•The Federal Civil Monetary Penalties Law, which authorizes the imposition of substantial civil monetary penalties against an entity that engages in activities including, among others (i) knowingly presenting, or causing to be presented, a claim for services not provided as claimed or that is otherwise false or fraudulent in any way; (ii) arranging for or contracting with an individual or entity that is excluded from participation in federal healthcare programs to provide items or services reimbursable by a federal healthcare program; (iii) violations of the federal Anti-Kickback Statute; or (iv) failing to report and return a known overpayment. The OIG may seek civil monetary penalties and sometimes exclusion for a wide variety of conduct and is authorized to seek different amounts of penalties and assessments based on the type of violation at issue. Penalties range from $10,000 to $50,000 per violation.
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
Some state laws require medical device and pharmaceutical companies to comply with industry voluntary compliance guidelines (such as the AdvaMed Code of Ethics and PhRMA Code), or the relevant compliance guidance promulgated by the federal government (the OIG), in addition to requiring manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures to the extent that those laws impose requirements that are more stringent than the Physician Payments Sunshine Act. In addition, state and local laws may require the registration of sales representatives. State and foreign laws also govern the privacy and security of personal and health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
Violations of any of the laws discussed above, or any other governmental regulations that apply to us, may subject us to significant fines and penalties, including, without limitation, civil, criminal and administrative penalties, and regulatory agency and judicial sanctions, which could include, among other actions, refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning letters, product recalls or withdrawals from the market, product seizures, total or partial suspension of production or distribution injunctions, damages, fines, restitution, disgorgement, or other civil or criminal penalties, as well as additional reporting requirements and oversight if the company becomes subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, the curtailment or restructuring of our operations, refusals of government contracts, exclusion from participation in federal and state healthcare programs (if we were so participating) and imprisonment, any of which could adversely affect our ability to operate our business.
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
Compliance with the laws and regulations applicable to our global operations is costly and requires sufficient resources to actively maintain various governance, risk, and compliance systems in several areas to enable us to keep abreast of the constantly evolving legal and regulatory landscape both in the United States and abroad. These areas include, without limitation, FD&C Act and FDA, Controlled Substances Act and DEA regulations, individual state boards of pharmacy regulations, and laws and regulations regarding AI, quality, privacy, information governance and security, and environmental, health and safety.
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
Recent Acquisitions
In addition to our own organic development, we have, from time to time, acquired businesses and technologies that expand our product lines and are strategic fits for our business, and although no material acquisitions were completed in 2024 or 2025, we expect to continue to seek to acquire businesses, technologies, or products in the future.
Sales and Distribution
We sell our products and services primarily in the United States. Approximately 90% of our revenue was generated in this market for the year ended December 31, 2025. Our sales force is organized by customer segment in the United States and Canada, with Account Management and supporting resources assigned to current customers, and Health System Executives focused on generating new business. Our sales in the United States and Canada are primarily made direct to end-user customers with the exception of some distribution of medication adherence consumables and automation in parts of Canada.
Outside of the United States and Canada, we have direct sales employees in the United Kingdom, France, Germany, and Australia. For other geographies such as the Middle East, Asia, and Latin America, we sell through distributors. In addition, our international team handles direct sales, installation, and service for hospital healthcare facilities in the United Kingdom, Germany, and France, and for community pharmacies in the United Kingdom, Germany, and Australia. Sales, installation, and service to healthcare facilities are handled through distribution partners in other parts of Europe, Asia, Australia, the Middle East, and Latin America. Our products are available in a variety of languages including Traditional Chinese, Simplified Chinese, Croatian, Dutch, French, German, Japanese, Korean, Swedish, and Spanish. Our foreign operations are discussed in Note 3, Revenues, and Note 7, Property and Equipment, of the Notes to Consolidated Financial Statements and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K. Our combined direct, corporate sales support, and international distribution sales teams consisted of approximately 430 staff members as of December 31, 2025. Nearly all of our direct sales team members have hospital capital equipment, services, or clinical systems experience.
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
We contract with Group Purchasing Organizations (“GPOs”), each of which functions as a purchasing agent on behalf of member hospitals and other healthcare providers. Pursuant to the terms of GPO agreements, each member contracts directly with us and can purchase our products under pre-negotiated contract terms and pricing. These GPO contracts are typically for multiple years with options to renew or extend for up to two years and some of which can be terminated by either party at any time. Our current most significant GPO contracts include Vizient, Inc., Premier Inc., HealthTrust Purchasing Group, and Advocate Health Supply Chain Alliance. We also have a Federal Supply Schedule contract with the Department of Veterans Affairs (the “GSA Contract”), allowing the Department of Veterans Affairs, the Department of Defense, and other federal government customers to purchase our products. The accounts receivable balances are with individual members of the GPOs and federal agencies that purchase under the GSA Contract, and therefore no significant concentration of credit risk exists. During our fiscal year ended December 31, 2025, sales to members of the ten largest GPOs and federal agencies that purchase under the GSA Contract collectively accounted for approximately 61% of our total consolidated revenues.
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
We offer telephone and web-based technical support and issue resolution through our U.S.-based technical support centers. Our support centers are staffed 24 hours a day, 365 days a year. We have found that a majority of our customers’ service issues can be addressed by our support engineers either by phone or with remote diagnostic tools. In addition, our customers can enable access to allow us to remotely monitor system performance of certain products. Where applicable, this suite of support tools is designed to proactively monitor certain system statuses and can alert service personnel to potential problems to preempt system failure and reduce unplanned downtime. Our field engineers deliver on-site services for hardware-related issues and are deployed to customer sites based on solution expertise and geographic proximity to customers. Additional support to our service teams is provided by certified external partners as needed.
Manufacturing and Inventory
The manufacturing process for our automation products allows us to uniquely configure hardware and software to meet a wide variety of individual customer needs. The automation product manufacturing process consists primarily of the final assembly of components and testing of the completed product. Many of the sub-assemblies and components we use are provided by third-party contract manufacturers or other suppliers. The majority of these contract manufacturers and other suppliers are based in Asia and the Americas. We and our partners test these sub-assemblies and perform inspections to assure the quality and reliability of our products. While many components of our systems are standardized and available through multiple sources, certain components or subsystems are fabricated by a single supplier according to our specifications, schedules, and customer requirements, or are only available from limited sources. Our medication adherence product manufacturing process consists of fabrication and assembly of equipment and mechanized process manufacturing of consumables. Suppliers we rely on for raw materials in the production of our consumable medication packages are mostly from dual sourced geographies.
Our arrangements with contract manufacturers generally set forth quality, cost, and delivery requirements, as well as manufacturing process terms, such as continuity of supply, inventory management, capacity flexibility, quality and cost management, oversight of manufacturing, and conditions for the use of our intellectual property.

Our operations organization procures components and schedules production based on the backlog of customer orders. Installation of equipment and software typically occurs anywhere between three weeks to 12 months after booking. Larger or more complex implementations such as software-enabled connected devices for Central Pharmacy, including, but not limited to, our Central Pharmacy Dispensing Service and IV Compounding Service, are often installed between 12 and 24 months after booking. We utilize our backlog to manage our installation, procurement, and production activities to help improve inventory turns, reduce inventory scrap, and manage shipping costs. Shipment of consumables typically occurs between one and four weeks after an order is received.
Competition
The markets in which we operate are intensely competitive. We compete directly with a number of companies in the hospital and health system solutions and outpatient pharmacy solutions markets, on the basis of many factors, including price, quality, customer outcome, return on investment, cost of operation, innovation, product features and capabilities, installation and service, reputation and brand recognition, size of installed base, range of services and solutions, distribution, and promotion. We expect continued and increased competition from current and future competitors in the markets in which we operate, and are affected by evolving and new technologies, changes in industry standards (including standards of care), and dynamic customer requirements.
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
We believe our industry-leading medication management infrastructure products and services compare favorably with the offerings of our competitors, particularly with respect to the medication management outcomes that we have helped enable our customers to achieve across the continuum of care, from inpatient to outpatient, in each setting of care where medications are managed. We believe we have a strongly differentiated approach to medication management with an industry-leading medication management infrastructure which includes dispensing automation powered by an intelligence ecosystem, OmniSphere.
Intellectual Property and Proprietary Technology
We rely on a combination of patents, trademarks, copyright and trade secret laws, confidentiality procedures, contractual restrictions, and licensing arrangements to protect our intellectual property rights.
We pursue patent protection in the United States and foreign jurisdictions for technology that we believe to be proprietary and that may offer a potential competitive advantage for our products. Our issued patents expire on various dates between 2026 and 2043. We may seek to obtain additional United States and foreign patents on our technology.
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
Research and Development
Our research and development efforts start with collaborating with our customers. The insights we gain from this collaboration help us develop solutions that are designed to address the customer’s unmet needs and challenges. We continue to invest significantly in enhancing the value of our dispensing systems with the launch of Titan XT and continuous XT Series improvements through both hardware and software upgrades.
Additionally, we are making substantial investments to help our customers realize the industry-defined vision of the Autonomous Pharmacy. This includes focusing on OmniSphere, our cloud-based platform, and assisting customers in migrating from on-premise infrastructure to cloud infrastructure. We are also investing in further development of technology-enabled software and services.
Our robotic automation capabilities are also evolving as we work to enhance and develop new solutions and continuously improve existing automation. We have started the migration of our solutions to OmniSphere, our next generation, cloud native, software workflow engine and data platform. OmniSphere is designed to seamlessly integrate enterprise robotics and smart devices across the medication management continuum of care. The results of our research and development efforts are expected to drive the advancement of our cloud-based offerings and accelerate the realization of the industry-defined vision of the Autonomous Pharmacy.
Business under Government Contracts
A number of our U.S. government-owned or government-run hospital customers have signed five-year leases, with payment terms that are subject to one-year government budget funding cycles. Failure of any of our U.S. government customers to receive their annual funding could impair our ability to sell to these customers, or to collect payments on our existing unsold leases. Effective September 2021, the U.S. government mandated changes in its Federal Supply Schedule contract that resulted in our determination not to enter into future leases with U.S. government customers. Our existing leases with U.S. government customers are unaffected by this change. As such, our volume of U.S. government customer leases has declined over time and will likely cease in the future. In addition, under the terms of the Federal Supply Schedule contract, certain of our U.S. government customer contracts are terminable at the convenience of the applicable U.S. government customer. Furthermore, there are uncertainties and pressures surrounding the U.S. federal government’s budget and budgetary priorities, and funding of the U.S. federal government, as well as pressures on government expenditures. If any of our government-owned or government-run hospital customers decide to terminate their agreements early for any reason, we would not derive the expected financial benefits from any such customer. For additional information regarding these leases, see the risk factor captioned “Our U.S. government lease agreements are subject to annual budget funding cycles and mandated changes, which may affect our ability to recognize revenues and sell receivables based on such leases,” under Item 1A “Risk Factors”.
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
Financing Practices Relating to Working Capital
We assist healthcare facilities in financing their purchases of our systems by offering multi-year, non-cancelable lease payment terms. We will either sell the multi-year lease receivable to a third-party leasing finance company, or retain and service the lease receivable (similar to those leases associated with our SaaS and Expert Services, as described further below and as defined in Note 1, Organization and Summary of Significant Accounting Policies, Revenue Recognition, of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K). Our decision on whether to sell or retain the lease receivable is based on our capital needs, liquidity, or other market conditions, which may be influenced by factors outside of our control.
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

Product Backlog
Product backlog is the dollar amount of product bookings (as defined in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K) related to connected devices and software licenses that have not yet been recognized as revenue. A majority of our connected devices and software license products are installable and recognized as revenues within twelve months of booking. Larger or more complex implementations such as software-enabled connected devices for Central Pharmacy, including, but not limited to, our Central Pharmacy Dispensing Service and IV Compounding Service, are often installed and recognized as revenue between 12 and 24 months after booking. Due to industry practice that allows customers to change order configurations with limited advance notice prior to shipment and as customer installation schedules may change, backlog as of any particular date may not necessarily indicate the timing of future revenue. However, we do believe that backlog is an indication of a customer’s willingness to install our solutions and revenue we expect to generate over time. We consider backlog that is expected to be converted to revenues in more than twelve months to be long-term backlog. We believe a majority of long-term product backlog will be convertible into revenues in 12-24 months.
The table below further summarizes our product backlog:

	December 31,
	2025	2024

	(In thousands)
Total product backlog	$640,301	$646,440
By duration:
Short-term product backlog	$435,151	$447,344
Long-term product backlog	205,150	199,096
Environmental, Social, and Governance (“ESG”) Initiatives
We view Omnicell as a purpose-driven company with a social mission: Our goal of transforming pharmacy care across all settings of care through outcomes-centric innovation is designed to help healthcare facilities worldwide uncover cost savings, improve labor efficiency, enhance supply chain control, support compliance, and move closer to the industry-defined vision of the Autonomous Pharmacy. Our teams are motivated by knowing that our work to improve medication management across the continuum of care has a tangible, real-world impact on healthcare workers, patients, and communities.
We recognize that we are accountable not only to our customers and stockholders, but also to the global community. In April 2025, we published our 2024 ESG Report, which highlights our approach to being a corporate citizen and neighbor wherever we do business, and describes and updates our contributions and work towards finding a better way forward - for our people, business, customers and communities. We adhere to internationally-recognized Organisation for Economic Co-operation and Development guidance for the responsible sourcing of raw materials and continually work to enhance the sustainability attributes of our products and improve the sustainability of our designs. In addition, we seek to ensure access to high-quality, equitable, and integrated care for all patients worldwide. Furthermore, we are focused on creating a culture of care, engagement, and well-being for all of our employees.
There continues to be evolving and increasing expectations from customers, investors, employees and various regulators with respect to reducing and limiting greenhouse gas emissions and a focus on matters relating to ESG activities, which requires deliberate, conscientious efforts to effect change. As an organization, we have adopted a risk-management approach using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) framework to assess and reduce the impact of climate change on our business strategy and operations. We continually seek to innovate and improve our business practices as we strive to build “A Better Way.”
In 2024, we completed a double materiality assessment to serve as a strategic guide, providing a comprehensive overview of our potential impacts - both positive and negative - on society and the environment, as well as the financial implications of sustainability-related risks and opportunities on our business. Based on those results, we identified certain priority topics - greenhouse gas emissions & energy, circularity of products and services, responsible design of products, customer service and experience, talent recruitment, retention and development and supply chain due diligence. We developed goals and targets for the topics and have started work to address them.
More information on our ESG program is available on our corporate website, www.omnicell.com, under the “Company-ESG” tab. You may also find a copy of our 2024 ESG report under the same tab. We are not including the information contained on, or that can be accessed through, this website or that can be found in our 2024 ESG Report as part of, or incorporating it by reference into, this Annual Report on Form 10-K.

Human Capital Management
As of December 31, 2025, we had approximately 3,580 employees worldwide (with approximately 3,140 located in either the United States or Canada), excluding individuals who are classified as temporary or contractors.
We continue to embed a Culture of Care and One Team mindset within Omnicell. One way we foster our culture is through listening to our employees’ voices. We administer an annual employee engagement survey (“OmniVoices Engagement Survey”) using an external third-party platform. The purpose is to gain employee feedback and take action building on engagement and driving results. For 2025, we achieved an overall employee satisfaction score of 74, which was a one point improvement year over year. We believe that our ongoing investment in strengthening employee engagement, along with our commitment to acting on employee feedback, contributed to this year over year improvement in our employee satisfaction score.
We believe a highly engaged group of employees leads to two-way dialogue between leaders and employees, and provides practical tools that will foster better collaboration and a One Team mindset.
Compensation and Benefits
•We embrace a strong pay-for-performance total rewards philosophy that we believe is competitive, performance-based, and cost-effective. We offer employees market-competitive pay and a comprehensive benefits package.
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
Health and Wellness
•We continue to combat rising healthcare costs by investing in our programs and offering a comprehensive wellness program designed to promote a healthy lifestyle, including on-site gym facilities, lifestyle spending rewards, on-site bio-metric screening, and employee assistance/health coaching. In addition to making physical health a priority, we offer mental health counseling and resources, financial coaching, and Virtual Health services (i.e., video/telephone health services).
Employee Development
•Our Organizational Development function supports talent development and retention through diverse learning experiences that are intended to help employees achieve their full potential. We offer consistent career growth opportunities across roles, functions, and locations. Engagement scores for growth and career path, both above industry benchmarks as measured by OmniVoices, demonstrate our commitment to employee development.
•Our approach to employee development is designed to enable our Enterprise Strategy by unlocking the potential of our people. In 2025, we continued core programs such as 360 Development Cohorts for People Leaders, Career Development Workshops, and the Elevate Learning Library in Omnicell University, which provides learning resources for all employees. We also scaled the Lead Program to strengthen strategic leadership capabilities through our Leadership Imperatives, supporting an exceptional employee experience and workplace culture. To embed continuous learning, we convened a cross-functional working group of training professionals to define a common set of modern learning principles, creating a more cohesive and accessible learning experience across all employee touchpoints.
•In 2025, we continued to develop our Senior Leadership Talent Review and Succession Process, which facilitates cross-functional identification of top talent, succession planning, and individual development planning. We utilized this process to enhance our leadership profile by assessing talent against the Leadership Imperatives and created Success Profiles for Senior Leadership roles. This is expected to lead to more accurate top talent identification and targeted successor development plans in an effort to accelerate readiness for critical roles. As a result of the process, the Senior Leadership team was able to have a holistic view of the talent landscape and create a Talent Action plan.
•We continue to align our Leadership Development offerings with our Talent Philosophy, which emphasizes performance, accountability, transparency, differentiation, and development. In 2025, we advanced several initiatives to strengthen leadership capability at all levels. This included Development Circles, a six-month program for select vice presidents, senior directors and directors that fosters peer learning, career visibility, and exposure to senior leadership. We included a more condensed version to senior managers. In addition, we delivered targeted leadership programs such as Leader as Coach workshops, and Visual Storytelling, which is available to all employees, along with High-Stakes Communication for senior leaders. These offerings are supported by on-demand resources in Omnicell University and integrated into the performance review process.
Recruiting and Retention
•Omnicell continues to advance talent acquisition into a strategic talent partnership function. Our focus is on delivering workforce insights and counsel to business leaders, enabling informed decisions on workforce planning and development. This approach positions talent as a key driver of organizational growth and innovation.
•We have embedded talent acquisition within business operations to anticipate future workforce needs and align hiring strategies with enterprise objectives. Our goal is to attract and win the right talent, individuals whose skills and values align with Omnicell’s long-term vision. To achieve this, we are transitioning to a skills-based hiring culture supported by structured interviewing practices that improve consistency, fairness, and predictability of performance.
•Key initiatives include:
◦Workforce Strategy: Targeted hiring for critical roles in priority markets to support growth objectives
◦Skills-Based Hiring: Adoption of competency frameworks and structured interviews to assess capabilities beyond traditional credentials
◦Digital Platforms: Expanded use of AI-driven recruiting tools, social media, and university partnerships to build a diverse, future-ready talent pipeline
◦Employer Brand: Leveraging our Employee Value Proposition, candidate personas, and message mapping to ensure targeted outreach and engagement with high-caliber candidates aligned with industry dynamics
•Candidate experience remains a priority. We treat candidates as customers, ensuring a respectful and engaging process that strengthens our reputation and builds long-term relationships.
•Operational enhancements have streamlined hiring processes, improved decision-making speed, and increased recruiter capacity for strategic work. These actions position Omnicell to compete effectively for top talent and support sustainable growth.
•We are a work environment that is welcoming and engaging for every employee regardless of age, religion, race, ethnic origin, gender identification, sexual orientation, veteran status, or disability.
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

Information About Our Executive Officers
The following table sets forth certain information about our executive officers as of the date of this Annual Report on Form 10-K:

Name	Age	Position
Randall A. Lipps	68	President, Chief Executive Officer, and Chairman of the Board of Directors
Baird Radford	55	Executive Vice President and Chief Financial Officer
Nnamdi Njoku	49	Executive Vice President and Chief Operating Officer
Corey J. Manley	48	Executive Vice President and Chief Legal and Administrative Officer
Randall A. Lipps was named Chief Executive Officer and President of Omnicell in October 2002. Mr. Lipps has served as Chairman of the Board and a Director of Omnicell since founding Omnicell in September 1992. Mr. Lipps received both a B.S. in economics and a B.B.A. from Southern Methodist University.
Baird Radford joined Omnicell in August 2025 as Executive Vice President and Chief Financial Officer. Prior to joining Omnicell, Mr. Radford served as Chief Financial Officer of Allakos, Inc., a biotech company developing monoclonal antibodies for individuals with chronic conditions, from April 2021 to May 2025. From January 2020 to February 2021, Mr. Radford served as Senior Vice President of Finance of Aimmune Therapeutics Inc., a biopharmaceutical company, exiting following the acquisition of the company by Nestle Health Science. From July 2014 to January 2020, Mr. Radford served as Chief Financial Officer of HeartFlow, Inc., a commercial-stage software services company using artificial intelligence for diagnosing and managing coronary artery disease. Prior to HeartFlow, Mr. Radford served as Vice President of Finance at Intuitive Surgical, Inc. and held various roles at eBay Inc., including Vice President of European Finance as well as Vice President Corporate Controller and Chief Accounting Officer. Mr. Radford began his professional career in the audit practice of PricewaterhouseCoopers after receiving his Bachelor of Business Administration degree from Ohio University.
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
Risk Factors Related to our Business and Industry
•Economic Conditions and Demand Risks. Weak or uncertain economic conditions may adversely impact our business, as well as any reduction in demand for, or adoption or installation of Omnicell’s medication management solutions, medication packaging systems, or related services. In addition, as we offer lease financing options to our customers, customer creditworthiness, payment timing, and collections may adversely impact our financial results.

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
•Market Risks. We are subject to continued and increased competition from current and future competitors in the hospital and health system solutions and outpatient pharmacy solutions markets, including price competition, industry and competitor consolidation, competitor brand recognition, and in relationships with our suppliers and current and potential customers.
•Technology Risks. We may be unable to develop new solutions or enhance existing solutions to react to changes in technology and customer requirements in a timely and cost-effective manner. Our products and services now in development, or that we may seek to develop in the future, may not achieve technological or economic feasibility, obtain regulatory approval or gain market acceptance and we may determine to stop the development of, or the continued offering of, a product or service. Furthermore, we may experience errors in the provision of our SaaS and Expert Services that could expose us to liability. In addition, we may incorporate artificial intelligence technologies into certain of our products, services, and processes or our vendors may incorporate artificial intelligence tools into their offerings that may result in enhanced governmental or regulatory scrutiny, litigation, compliance issues, ethical, confidentiality, or security concerns.
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

Risks Related to Our Notes
•Any conversion of our 2029 Notes may dilute the ownership interest of our stockholders, depress the price of our common stock or, if the conditional conversion feature of the 2029 Notes is triggered, adversely affect our business, operating results, cash flow, or financial condition. Also, our convertible note hedge and warrant transactions may affect the value of our common stock.
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
Customer demand for our products is significantly linked to the strength of the economy. From time to time, the U.S. and global economy has experienced cyclical downturns impacting economic activity, the results of which include decreased demand for goods and services, reduced government spending, rising inflation, increasing interest rates, liquidity or credit constraints, declines in corporate profitability, credit, equity, or foreign exchange market volatility, increased bankruptcies, and general economic uncertainty. If decreases in demand for capital equipment caused by weak or uncertain economic conditions and decreased corporate and government spending, any effects of fiscal budget balancing at the federal level or proposed legislative or regulatory changes, or generally reduced expenditures for capital solutions occur, we will experience decreased revenues and lower revenue growth rates, and our business, operating results, cash flow, or financial condition could be materially and adversely affected. In addition, we have seen some customers defer or delay implementation of capital equipment projects, along with longer timeframes both for capital equipment purchasing decisions and for entering into agreements for our products or solutions due to customer capital budget constraints or customers seeking to stagger or elongate the timeframes between the adoption of new or updated technologies, which has resulted in moderated demand, and may lead to decreased revenues and could result in our business, operating results, cash flow, or financial condition being materially and adversely affected. Furthermore, the foregoing factors may also impact the willingness or ability of our customers to pay their existing obligations or honor their contractual commitments, which could result in decreased revenue and negatively impact our business, operating results, cash flow, or financial condition.
The broader U.S. and global economy has continued to experience elevated inflationary pressures as well as continued supply chain disruptions, labor shortages and geopolitical instability. We are unable to predict future changes in the state of the U.S. or global economy or whether inflationary pressures will continue to intensify or subside. If the current inflationary trends remain elevated, or fail to improve, it could adversely affect our profits, margins or operating results as a result of increasing costs. In addition, we may take actions in response to existing or future economic, market or business conditions that may result in charges and costs related to those actions, unforeseen obstacles or operating inefficiencies, or we may fail to realize the expected benefits, which could have a material adverse effect on our business, operating results, cash flows and financial condition.
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
New product and service developments or enhancements may be delayed, have technical problems (including software defects or errors), fail to meet customer or market specifications, regulatory requirements, or industry standards, which could result in increased or unexpected expenses related to further developments or modifications. In addition, products and services now in development or that we may seek to develop in the future may not achieve technological or economic feasibility, obtain regulatory approval or gain market acceptance, which may result in a decision to cease development of, or the continued offering of, a product or service. Furthermore, our products and services also may not be competitive with, or rendered obsolete by, other products using new or alternative technologies that offer comparable performance and functionality, such as AI, machine-learning, and generative AI capabilities, may not be accepted in new or existing markets, or may not achieve expected return on investment. Competitors may have greater financial and marketing resources to more rapidly respond to changing product requirements, develop competitive products, or implement new features. Any of the foregoing could make our existing and future solutions obsolete and unmarketable, or result in loss of market share or a determination to optimize our portfolio or exit a particular business or product line, damage our reputation or otherwise harm our business, operating results, cash flow, or financial condition.
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
Failure to generate new sales and any reduction in the demand for, or adoption of, our medication management solutions, medication packaging systems, or related services would reduce our revenues.
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

If we fail to achieve anticipated growth targets or market adoption, our business could be adversely affected.
Evolving customer preferences, competitive offerings, regulatory and legal hurdles, technical issues, implementation delays, and inadequate allocation of technological and support resources may delay or limit the commercial success of products or services, which could result in lower-than-anticipated sales or lower customer satisfaction, that may result in an adverse effect upon our business, operating results and could harm our business, cash flow, or financial condition.
Failure to achieve long-term growth objectives may also result from our inability to sustain innovation, effectively allocate resources, or respond to changing market dynamics. If we do not realize the anticipated benefits from investments in developing products or services, or if our products or services are rendered obsolete by our inaction or competitor actions, our business, financial condition, and results of operations could be materially and adversely affected.
Delays in installations of our medication management solutions, including our central pharmacy automation solutions, could harm our competitive position, operating results, and financial condition.
The purchase of our medication management solutions, including our central pharmacy automation solutions, is often part of a customer’s larger initiative to re-engineer its pharmacy and distribution and materials management systems. The purchase of our systems often entails larger strategic purchases by customers that generally require more complex and stringent contractual requirements, involve a significant commitment of management attention and resources by prospective customers, and require the input and approval of many decision-makers. In addition, new product announcements, such as our recently announced Titan XT automated dispensing cabinet, may cause a delay in our customers’ decisions to purchase our products or convert pending orders for our older products to those of our newer products. For these and other reasons, the sales cycle associated with sales of our systems is often lengthy, unpredictable, and subject to a number of delays over some of which we have little or no control. A delay in, or loss of, sales of these systems (including as a result of the impacts of public health crises or due to customer labor shortages, increased healthcare worker turnover, or customer budgetary constraints) could have an adverse effect upon our business, operating results and could harm our business, cash flow, or financial condition.
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
Periods of significant volatility due to geopolitical developments could adversely impact our business, operating results, cash flow, or financial condition.
In recent years, the U.S. and global economies have experienced periods of significant volatility due to political unrest, civil unrest, terrorism, and other hostilities (such as the ongoing conflicts between Russia and Ukraine or Israel and Hamas), as well as threats of terrorism or potential hostilities (such as conflict between China and Taiwan), around the globe. The severity or duration of this volatility may be further affected by policy changes made by governments or quasi-governmental organizations. These geopolitical risks have led, and may in the future lead, to increased short-term market volatility and may have adverse long-term effects on U.S. and world economies and markets generally. It is impossible to predict the effects of these or similar events in the future, which could adversely impact our business, operating results, cash flow, or financial condition.
We may face increased credit, collection, and operational risks associated with providing lease financing options to our customers.
A portion of our customers may choose to acquire our products or solutions through lease financing arrangements, which may expose us to heightened risks related to customer creditworthiness, payment timing, and collection. Many healthcare providers operate under constrained budgets, fluctuating reimbursement rates, labor shortages, and shifting capital-allocation priorities. These financial pressures may impair their ability to meet lease obligations, potentially resulting in delayed payments, defaults, or requests for modified terms. Any increase in credit losses or extended collection cycles could adversely affect our business, cash flows, and financial results. Additionally, where we retain ownership of leased equipment, we may face risks related to recovering, redeploying, or remarketing such equipment in the event of early termination or customer default. If this were to occur, our financial performance and our ability to support customer purchasing needs could be adversely affected.

Significant disruptions in our information technology systems, breaches of data security, or cyber-attacks on our systems or solutions, could adversely impact our business.
We rely on information technology (“IT”) systems to keep financial records and corporate records, communicate with staff and external parties, and operate other critical functions, including sales and manufacturing processes. As our business needs change, we may need to expand or update our IT systems. We also utilize third-party cloud services in connection with our operations, which also may need to be expanded or updated as our business needs change. Our IT systems and third-party cloud services are potentially vulnerable to disruption due to breakdown, malicious intrusion and computer viruses, public health crises, other catastrophic events or environmental impact, as well as due to system upgrades and/or new system implementations. Our systems may also experience vulnerabilities from third-party or open-source software code that may be incorporated into our own or our vendors’ systems. Any prolonged system disruption in our IT systems or third-party services could negatively impact the coordination of our sales, planning, and manufacturing activities, which could harm our business. In addition, in order to maximize our information technology efficiency, we have physically consolidated our primary corporate data and computer operations. This concentration, however, exposes us to a greater risk of disruption to our internal IT systems. Although we maintain offsite back-ups of our data, a disruption of operations at our facilities could materially disrupt our business if we are not capable of restoring function within an acceptable time frame.
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
We may also be subject to various cybersecurity laws in the EU and the UK, including the UK Network and Information Systems Regulation 2018 (“NIS Regulations”) and the EU Network and Information Systems Security 2 Directive (“NISD2”) which apply to certain operators of “essential services” and digital service providers, such as cloud providers, and medical device manufacturers.
Future data security incidents could lead to the loss of trade secrets or other intellectual property, or to the public exposure of sensitive and confidential information of our employees, customers, suppliers, and others, any of which could have a material adverse effect on our business, operating results, cash flow, or financial condition. Moreover, the current and/or a future security breach or privacy violation that leads to disclosure or modification of, or prevents access to, patient information, including personally identifiable information or protected health information, could harm our reputation, result in litigation, compel us to comply with federal and/or state breach notification laws, subject us to mandatory corrective action, require us to verify the correctness of database contents, and otherwise subject us to liability under laws and regulations that protect personal information, resulting in increased costs or loss of revenues. For additional information, see the risk factor captioned “We are subject to laws, regulations, and other legal obligations related to privacy, data protection, and information security, and the costs of compliance with, and potential liability associated with, our actual or perceived failure to comply with such obligations could harm our business” below for additional information.
We sell certain solutions that receive, store, and process our customers’ data, including our OmniSphere offering. In addition, our Inventory Optimization Service solution combines a cloud-based predictive intelligence platform with expert services designed to monitor pharmacy operations and recommend opportunities to help improve efficiency, regulatory compliance, and patient outcomes. As another example, our EnlivenHealth patient engagement platform is a private cloud-based solution that supports improving patient adherence goals through a single web-based platform that hosts functionality to guide and track patient notes, interventions, and appointments.
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
While we have implemented a number of security measures designed to protect our systems and data, including firewalls, antivirus and malware detection tools, patches, log monitors, routine back-ups, system audits, routine password modifications, employee training, and disaster recovery procedures, and have designed certain security features into our solutions, we and our third party service providers regularly defend against and respond to data security incidents and such measures may not be adequate or implemented properly to prevent or fully address the adverse effect of such events. In some cases, we may be unaware of an incident or its magnitude, duration, and impact. In addition, while we possess insurance that currently includes coverage for cyber-attacks, we have seen a trend where the amount of coverage being offered by insurance providers for such cyber-attacks is decreasing while the cost of obtaining such coverage is increasing. If this trend continues, the insurance coverage we possess may not be adequate or the cost to obtain such coverage may become prohibitive.
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
Any failure to prevent such security breaches or privacy violations, or implement satisfactory remedial measures, could require us to expend significant resources to investigate security breaches and notify affected individuals, regulators, and other third parties (e.g., the media), remediate any damage, disrupt our operations or the operations of our customers, damage our reputation or cause us to incur costs to manage public relations issues, damage our relationships with our customers, or expose us to a risk of financial loss, litigation, regulatory penalties, contractual indemnification obligations, or other liability.
We may incorporate artificial intelligence technologies into certain of our products, services and processes or our vendors may incorporate artificial intelligence tools into their offerings. These technologies are new and developing and may present operational, financial, compliance, and reputational risks, as well as other adverse consequences to our business.
Our competitive position and financial condition may suffer if we fail to keep pace with rapidly evolving technological developments related to advancements in artificial intelligence (“AI”), machine-learning, generative AI or agentic AI technologies. The potential introduction of these technologies into new and existing offerings may result in new or expanded risks and liabilities, including enhanced governmental or regulatory scrutiny, litigation, compliance issues, ethical concerns, confidentiality, or security risks, as well as other factors that could adversely affect our business, reputation, and financial results. In addition, our vendors may incorporate AI tools into their offerings, and these tools may not meet existing or rapidly evolving regulatory or industry standards and may inhibit our or our vendors’ ability to maintain an adequate level of service and experience. The use of AI can lead to unintended consequences, including generating factually inaccurate content, misleading or otherwise flawed information, or unintended biases and skewed outcomes, which could expose us to risks related to inaccuracies or errors in the output of such technologies, as well as the unintended exposure of internal or confidential information or an inability to preserve our trademarks, copyrights, and trade secrets due to such exposure. We also face risks of competitive disadvantage if our competitors more effectively use AI to create new or enhanced products or services that we are unable to compete against. Malicious actors may also use generative AI to strengthen social engineering capabilities or create more targeted phishing narratives or otherwise, which may increase the threat of a cybersecurity incident. If we, or our vendors, experience an actual or perceived breach or privacy or security incident because of the use of generative AI, we may lose valuable intellectual property and confidential information and our reputation and the public perception of the effectiveness of our security measures could be harmed. In addition, many U.S. and international governmental bodies and regulators have proposed, or are in the process of developing, new regulations related to the use of AI and machine-learning technologies. The final form of these regulations may impose obligations related to our development, offering, and use of AI technologies and expose us to increased risk of regulatory enforcement and litigation.
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
An increasing percentage of our revenue is derived from our subscription-based SaaS and Expert Services offerings. In connection with those offerings, our customers, generally, have no obligation to renew their subscriptions. If our SaaS and Expert Services customers decline to renew their subscriptions we would not derive the expected financial benefits from that customer, which could have a material adverse effect on our business, operating results, cash flow, or financial condition.
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
A number of GPOs have negotiated standard contracts for our products on behalf of their member healthcare organizations. Members of these GPOs may purchase under the terms of these contracts, which obligate us to pay the GPO a fee. We also have a Federal Supply Schedule contract with the Department of Veterans Affairs, allowing the Department of Veterans Affairs, the Department of Defense, and other federal government customers to purchase our products. These contracts enable us to sell our products and services more readily to customers represented by these organizations. Some of our contracts with these organizations are terminable at the convenience of the applicable customer. The loss of any of these relationships could impact the breadth of our customer base and could impair our ability to meet our revenue or revenue growth targets or our ability to increase our revenues. The GPOs may increase the fees we pay or these organizations may not renew our contracts on similar terms, if at all, and they may choose to terminate our contracts before they expire, any of which could cause our revenues to decline.
If we are unable to meet the demands of, or maintain our relationships with, our institutional and retail pharmacy customers, our revenue from sales of medication packages, other consumables, or our SaaS and Expert Services may decline.
Approximately 8% of our revenues during the year ended December 31, 2025 was generated from the sale of consumable medication packages, most of which are produced in our St. Petersburg, Florida facility on a continuous basis and are shipped out to fulfill the demands of our institutional and retail pharmacy customers domestically and abroad. The demands placed on institutional and retail pharmacies by their customers represent real time requirements of those customers. Our customer agreements for the sale of consumable medication packages are typically short-term in nature and typically do not impose volume commitments on the customer. If we are unable to supply quality packaging to our customers in a timely manner, they may use alternative methods of distributing medications to their customers, including consumable medication packaging sold by our competitors, and our revenues will decline. Any disruption in the production capabilities of our St. Petersburg facility, including as a result of extreme weather conditions or natural disasters will adversely affect our ability to ship our consumable medication packages globally and would reduce our revenues.
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
The markets in which we operate are intensely competitive. We expect continued and increased competition from current and future competitors, in the hospital and health system solutions and outpatient pharmacy solutions markets, many of which have significantly greater financial, technical, marketing, and other resources than we do.
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
We currently offer SaaS and Expert Services, which often contain a combination of smart devices and robotics, software workflows, and analytics, all optimized by expert services. As we continue to execute on the industry-defined vision of the Autonomous Pharmacy and grow subscription and cloud-based offerings, we may offer additional products and services on a subscription basis. If adoption of subscription solutions takes place faster than anticipated, the shift to subscription revenues may change the timing of revenue recognition and we may experience a temporary reduction of revenues and revenue growth rate. In addition, our cash flows may be impacted by the timing of invoicing of our subscription solutions. Customers may elect not to renew their subscriptions upon expiration, or they may attempt to renegotiate pricing or other contractual terms at or prior to renewal to terms that are less favorable to us. In addition, since revenues are generally recognized over the term of the subscription, any decrease in customer purchases of our subscription-based products and services will not be fully reflected in our operating results until future periods, which may result in inflated revenue growth rates that do not reflect such decreases initially. Similarly, any additional subscription sales would not be fully reflected in our operating results until future periods.
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
Our ability to make payments of the principal, to pay interest, or to refinance our indebtedness, including the 2029 Notes, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not continue to, and we cannot provide assurance that our business will, generate cash flow from operations in the future sufficient to fund our cash requirements, service our debt or make necessary capital expenditures. Our failure to generate sufficient cash flow to pay our debts could have a material adverse effect on our business. In addition, if we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as borrowing more money, selling assets, restructuring debt, or obtaining additional equity capital on terms that may be onerous or highly dilutive. Any of these actions still may not be sufficient to allow us to service our debt obligations, could increase the risks related to our business or our ability to service or repay our indebtedness or may otherwise have an adverse effect on our business.
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
We receive, store, and process personal information and other data from and about customers, in addition to our employees and services providers. In addition, our customers use our solutions to obtain and store personal information, including health information. For example, our customers use our EnlivenHealth platform to guide and track patient notes, interventions, and appointments, which involves the collection of personal health information of patients. Our handling of data is subject to a variety of laws and regulations by federal, state, local, and foreign agencies, as well as contractual obligations and industry standards. Regulatory focus on data privacy and security concerns continues to increase globally, and laws and regulations concerning the collection, use, and disclosure of personal information are expanding and becoming more complex. In the United States, these include federal health information privacy laws (such as the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), discussed below), and state laws addressing privacy, security, and breach notification (such as the California Consumer Privacy Act of 2018 (“CCPA”), as amended by the California Privacy Rights Act of 2020 (collectively, the “CPRA”)).
While HIPAA does not create a private right of action, its standards have been used as the basis for civil suits and HIPAA is enforced by the U.S. Department of Health and Human Services (“HHS”) Office for Civil Rights (“OCR”), which can bring actions against entities for noncompliance, including for failures to implement security measures sufficient to reduce risks to electronic protected health information or to conduct an accurate and thorough risk analysis, among other violations. HIPAA enforcement actions may lead to monetary penalties and costly and burdensome corrective action plans. We are also required to report known breaches of protected health information consistent with applicable breach reporting requirements set forth in applicable laws and regulations. Additionally, on January 6, 2025, HHS OCR issued a Notice of Proposed Rulemaking (“NPRM”) aiming to strengthen cybersecurity protections and better defend against cyber threats targeting the U.S. health care system by bolstering the security safeguards required under the HIPAA Security Rule. While a final rule has not yet been issued (as the NPRM was open for public comment until March 7, 2025 and HHS is currently reviewing those comments), if adopted, these proposed changes would potentially require significant operational adjustments and potential cost increases to comply, and are expected to become final in approximately 180 days from publication of any final rule. Moreover, compliance with state laws related to health privacy may result in additional compliance costs.
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
The CPRA provides for civil penalties for violations, as well as a private right of action for data breaches which is expected to increase data breach litigation. Additionally, the CPRA, which came into effect in January 2023, imposed additional data protection obligations on companies doing business in California, created a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. In addition to California, at least twenty (20) other states in the U.S. have enacted comprehensive consumer privacy laws similar to the CPRA including, but not limited to, Virginia, Colorado, Connecticut, Oregon, Texas, and Utah (among many others). We expect other states to consider adopting similar laws in the future.
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
Furthermore, the U.S. Department of Justice (“DOJ”) recently implemented the Data Security Program Rule (or “DSP Rule”), which imposes restrictions on certain data-related transactions involving U.S. persons and entities, particularly those that may result in access to U.S. government-related data or bulk sensitive personal data of U.S. persons by foreign adversaries or entities under their control. The DSP Rule effectively imposes export control-like restrictions on the transfer, sale, or sharing of (i) U.S. Government-related data (e.g., any geolocation data involving, for example, worksites of government employees in national security positions; military installations; or sensitive personal data linkable to employees, contractors, senior officials, etc.), and (ii) bulk U.S. sensitive personal data (e.g., genomic, geolocation, biometric, health, financial, and other personal data) - to or with entities in countries of concern, as well as entities and persons associated with those countries. Failure to comply with the DSP Rule could result in civil or criminal penalties and/or restrictions on our ability to engage in certain business activities. Additionally, the scope and interpretation of the DSP Rule may evolve, and future guidance or enforcement actions could impose further obligations or restrictions.
Internationally, various jurisdictions outside of the United States in which we operate have established, or are currently developing, their own data privacy and security legal frameworks with which we or our customers must comply. In certain cases, these international laws and regulations are more restrictive than many regulations in the United States. For example, within the European Union (“EU”), the General Data Protection Regulation 2016/679 (“EU GDPR”) went into effect on May 25, 2018, and introduced strict requirements for the processing of personal data of individuals. The EU GDPR governs the collection, use, disclosure, transfer, and other processing of personal data (i.e., data which identifies an individual or from which an individual is identifiable). The UK has implemented the EU GDPR as the UK GDPR which sits alongside the UK Data Protection Act 2018 (the UK GDPR, together with the EU GDPR, the “GDPR”). The GDPR has direct effect where an entity is established in the European Economic Area (“EEA”) or the UK (as applicable) and has extraterritorial effect, including where an organization outside of the EEA or the UK processes personal data in relation to the offering of goods or services to those individuals or the monitoring of their behavior while those individuals are in the EEA or UK.
The GDPR imposes stringent obligations on companies that fall within its scope, including inter alia: (i) accountability and transparency requirements, requiring controllers to demonstrate and record compliance with the GDPR and to provide more detailed information to data subjects regarding processing of their personal data; (ii) obligations to comply with data protection rights of data subjects including a right: (x) of access to, erasure of, or rectification of personal data; (y) to restriction of processing or to withdraw consent to processing; and (z) to object to processing or to ask for a copy of personal data to be provided to a third party; (iii) obligations to consider data protection as any new products or services are developed and designed (including e.g., to limit the amount of personal data processed); (iv) requirements to process personal data lawfully including specific requirements for obtaining valid consent where consent is the lawful basis for processing; (v) an obligation to report personal data breaches to: (x) the applicable supervisory authority without undue delay (and no later than 72 hours after discovering the personal data breach, where feasible), unless the personal data breach is unlikely to result in a risk to the data subjects’ rights and freedoms; and (y) affected data subjects, where the personal data breach is likely to result in a high risk to their rights and freedoms. The EU GDPR also provides that EU Member States may introduce further laws and regulations limiting the processing of genetic, biometric, or health data, which could limit our ability to collect, use, and share EU personal data, cause our compliance costs to increase, require us to change our practices, adversely impact our business, and harm our financial condition.
In addition, the EU GDPR prohibits the international transfer of personal data from the EEA to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws unless a data transfer mechanism has been put in place or a derogation under the EU GDPR can be relied upon. In July 2020, the Court of Justice of the EU (“CJEU”) in its Schrems II judgement limited how organizations could lawfully transfer personal data from the EEA to the US by invalidating the EU-US Privacy Shield for purposes of international transfers and imposing further restrictions on the use of standard contractual clauses (“EU SCCs”), which Omnicell utilizes such standard contractual clauses for cross-border transfers of personal data from the EEA to the U.S. The Schrems II judgement also includes a requirement for companies to carry out a transfer privacy impact assessment (“TIAs”). A TIA, among other things, assesses laws governing access to personal data in the recipient country and considers whether supplementary measures that provide privacy protections additional to those provided under EU SCCs will need to be implemented to ensure an “essentially equivalent” level of data protection to that afforded in the EEA.
The UK GDPR imposes similar restrictions on transfers of personal data from the UK to jurisdictions that the UK Government does not consider adequate, including the United States. The UK Government has published its own form of the EU SCCs, known as the International Data Transfer Agreement and an International Data Transfer Addendum to the new EU SCCs, which Omnicell utilizes for cross-border transfers of personal data from the UK (and, in certain cases, also the EEA).
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
In connection with the accounting for prior acquisitions, we recorded a significant amount of goodwill and other intangible assets. Under GAAP, we must assess, at least annually and potentially more frequently, whether the value of goodwill and other indefinite-lived intangible assets has been impaired. Intangible assets subject to amortization will be assessed for impairment in the event of an impairment indicator. As of December 31, 2025, we had recorded approximately $907.4 million, net of accumulated amortization, in goodwill and intangible assets, in connection with past acquisitions. Any future reduction or impairment of the value of goodwill or other intangible assets will result in a charge against earnings, which could materially adversely affect our operating results and shareholders’ equity in future periods.
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
In addition, certain healthcare legislation and regulations may be challenged from time to time, in an effort to modify or repeal that legislation or those regulations. For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”), which was passed in March 2010 and substantially changed the way healthcare is financed by both governmental and private insurers, has been subject to numerous judicial, legislative, and regulatory efforts to replace it or to alter its interpretation or implementation. The One Big Beautiful Bill Act (“OBBBA”), which was passed in 2025, reverses ACA expansions by scaling back certain ACA subsidies, introducing work requirements and other eligibility requirements for participating in Medicaid, as well as other requirements for marketplace access and is expected to result in a $910 billion Medicaid spending reduction across states. As a result of these changes, our customers’ budgets or spending decisions may be impacted, which in turn could negatively impact our business, operating results, cash flow, or financial condition. It is unclear how the OBBBA or future efforts to challenge, repeal, replace, or otherwise modify, or alter the implementation or interpretation of the ACA will affect our business, operating results, cash flow, or financial condition.
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
The manufacture and sale of most of our current medication management solutions are not directly regulated by the FDA or the DEA, although such products and services are used by other persons (our customers) whose pharmacy, dispensing, and compounding activities may be subject to regulation by those agencies and by state boards of pharmacy. However, we manufacture and develop specifications for products classified as Class I and Class II medical devices, which are subject to FDA regulation and require compliance with the FDA Quality System Regulation as well as medical device reporting, including a sterile disposable product that required FDA 510(k) review and clearance prior to marketing and distribution. Medical devices are also subject to various other regulatory requirements, including as applicable, premarket clearance or approval, establishment registration and device listing, complaint handling, notification and repair, replace, refund, mandatory recalls, unique device identifier (“UDI”) requirements, reports of removals and corrections, cybersecurity requirements and post-marketing surveillance. Additional products and services may require us to observe HHS regulations for credentialing of providers (pharmacists) or be subject to DEA regulations concerning the management, storing, dispensing, and disposal of, and accounting for, controlled substances, and may be regulated in the future by the FDA, DEA, or other federal agencies due to future legislative and regulatory initiatives or reforms. In addition, certain provisions of the Federal Food, Drug and Cosmetic Act (“FDCA”) related to the handling, distribution and compounding of pharmaceuticals, govern all parts of the drug distribution chain, which our customers may be required to comply with and which may influence customer demand for our products. Direct regulation of our business and products by the FDA, DEA, CMS, or other federal agencies could substantially increase the cost to produce our products or deliver our services and increase the time required to bring those products and services to market, reduce the demand for our products and services, and reduce our revenues. In addition, our customers include healthcare providers and facilities subject to regulation by the DEA, pharmacies subject to regulation by the FDA and individual state boards of pharmacy and hospitals subject to accreditation by accrediting organizations approved by CMS, such as the Joint Commission, and the rules, regulations, and standards of such regulators and accrediting organizations. Any failure of our customers to comply with the applicable rules, regulations, and standards could reduce demand for our products or services and harm our business, competitive position, operating results, cash flow, or financial condition. Given our customers, products, services, and industry relationships, we may also be subject to rules, regulations, standards, and civil or criminal enforcement imposed by HHS, the U.S. Department of Justice, the HHS Office of Inspector General, CMS, the Health Resources and Services Administration, and state attorneys general, including with respect to state and federal False Claims Act statutes, federal Anti-Kickback Statute, and federal Physician Payments Sunshine Act, among others. As such, from time to time, we may be subject to various state or federal governmental inspections, reviews, audits and investigations to verify our compliance with governmental rules and regulations to the extent governing our products and services. The costs to respond to or defend any such reviews, audits and investigations can be significant and are likely to increase in the current enforcement environment. These cases may, from time to time, originate from whistleblowers, which have separate indemnity and reimbursement rights under state and federal laws. These cases, audits and investigations may result in other adverse consequences, particularly if the underlying conduct is found to be pervasive or systemic. These consequences may include, but are not limited to: (1) refunding or retroactively adjusting amounts that have been paid under the relevant government program or from other payors; (2) state or federal agencies imposing significant fines, penalties and other sanctions on us; (3) losing our right to participate in certain governmental programs; and (4) damaging our reputation in various markets, which could adversely affect our ability to attract customers and employees. As previously disclosed, on May 5, 2025, Omnicell entered into a settlement agreement with the U.S. Attorney’s Office for the Eastern District of Washington to resolve certain potential non-compliances with our previous Federal Supply Schedule contract and associated potential violations of the False Claims Act, which required us to pay $4.6 million to cover damages and other statutorily provided amounts under the False Claims Act, which settled the matter without admission of liability. If such events were to occur in the future, the consequences could have a material adverse effect on our business, operating results, cash flow, or financial condition.
While we have implemented policies, procedures, practices and controls appropriate to our processing of regulated patient health information (as well as the known risks associated with such processing), and adhere to established privacy principles, use of customer information guidelines, and related federal and state statutes, we cannot assure you that we will be in compliance with all international, federal and state healthcare information privacy and security laws that we are directly or indirectly subject to. Under HIPAA, we are considered a “business associate” in relation to many of our customers that are covered entities, and, as such, most of these customers have required that we enter into written agreements governing the way we handle and safeguard certain patient health information we may encounter in providing our products and services, and may impose liability on us for failure to meet our contractual obligations. Furthermore, pursuant to changes in HIPAA under the American Recovery and Reinvestment Act of 2009 and the 2013 Omnibus Final Rule, we are covered under HIPAA similar to other covered entities and, in some cases, subject to the same civil and criminal penalties as a covered entity. A number of states and countries have also enacted privacy and security statutes and regulations that, in some cases, are more stringent than HIPAA and may also apply directly to us. If our past or present operations are found to violate any of these laws, we may be subject to fines, penalties, and other sanctions.

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
Changes to the 340B Program could negatively impact our business.
Any changes to the 340B Drug Pricing Program, such as changes to the scope of, or requirements for participation in, the 340B Program, could negatively impact our 340B Program-related services. Current litigation brought by multiple manufacturers is challenging the Health Resources and Services Administration (“HRSA”) requirement to offer the 340B ceiling price on drugs dispensed at contract pharmacies. The decisions that have been issued to date have been narrowly tailored and appeals have been filed in some of the cases. While the litigation is ongoing, a number of manufacturers have restricted access to the 340B ceiling price for drugs dispensed at contract pharmacies. Furthermore, on August 1, 2025, the U.S. federal government announced a pilot program for a limited 340B rebate model, available solely for drugs that are subject to “negotiated pricing” under Medicare beginning in 2026, and HRSA subsequently announced that it had approved pilot 340B rebate programs for nine of the ten drugs subject to negotiated prices. Subsequently on December 29, 2025, U.S. District Court for the District of Maine issued an injunction against the implementation of the pilot program 340B rebate model and on December 31, 2025 HRSA paused its implementation.
It is not yet clear how the litigation will resolve. If 340B ceiling prices are not required to be offered for drugs dispensed at contract pharmacies, the rebate model described above is implemented and limits access to 340B pricing for covered entities, or the requirements for participation by 340B covered entities make participation in the program less beneficial to our customers, our 340B Program-related or specialty pharmacy offerings may become less useful or attractive to 340B covered entities or our specialty pharmacy customers. Furthermore, any legislative or regulatory changes to the 340B Program could adversely impact our customers and reduce the demand for our customers to establish specialty pharmacies. As a result, our 340B Program-related and specialty pharmacy businesses could decline, which could materially adversely affect our business, operating results, cash flow, or financial condition.
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
The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, and it is possible that some of our business activities could be subject to challenge under one or more of such laws or that such laws could be applied to our business in ways we did not anticipate. Ensuring that our business arrangements with third parties comply with applicable healthcare laws, as well as responding to investigations by government authorities (which have increased in recent years as the healthcare industry has come under greater scrutiny) can be time and resource consuming and can divert management’s attention from the business. As previously disclosed, on May 5, 2025, Omnicell entered into a settlement agreement with the U.S. Attorney’s Office for the Eastern District of Washington to resolve certain potential non-compliances with our previous Federal Supply Schedule contract and associated potential violations of the False Claims Act, which required us to pay $4.6 million to cover damages and other statutorily provided amounts under the False Claims Act, which settled the matter without admission of liability. If our operations are found in the future to be in violation of any of the laws described above or any other government regulations that apply to us, we may be subject to significant financial penalties and possible exclusion from participation in federal and state funded healthcare programs, and the curtailment or restricting of our operations, as well as additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws. This could harm our ability to operate our business and our financial results.

Our international operations and international supply chain may subject us to additional risks that can adversely affect our business, operating results, cash flow, or financial condition.
We currently have operations outside of the United States, including sales efforts centered in Canada, Europe, the Middle East, and the Asia-Pacific regions, and supply chain efforts in Asia and the Americas. We intend to continue to expand our international operations, particularly in certain markets that we view as strategic, including the Middle East. Our international operations subject us to a variety of risks, including:
•our reliance on distributors for the sale of our medication management solutions in certain countries;
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
•political unrest, terrorism, and other potential hostilities (such as the ongoing conflicts between Russia and Ukraine or Israel and Hamas, or future conflict between the United States and Iran), or threats of terrorism or potential hostilities (such as conflict between China and Taiwan), including in areas in which we have facilities or operations; and
•epidemics, pandemics, or other major public health crises.
If we are unable to anticipate and address these risks properly our business, operating results, cash flow, or financial condition could be harmed.
Furthermore, in recent years, the U.S. government has advocated for greater restrictions on trade generally. For example, in 2025, the U.S. imposed tariffs on a wide variety of products manufactured in multiple foreign jurisdictions, including China, Mexico, and Malaysia. In response to the ongoing changes in tariffs, several foreign countries have imposed reciprocal tariffs on goods manufactured in the United States. These tariff rates have fluctuated and may continue to fluctuate going forward. On February 20, 2026, the U.S. Supreme Court struck down certain tariffs imposed under the International Emergency Powers Act. It is unclear at this time what impact this decision will have on our business or future operating results, including whether we will be able to obtain refunds of amounts previously collected for such tariffs or the level of replacement tariffs the current U.S. Administration may impose through other means. Although we continue to work to mitigate the impact of current or potential tariffs, we may incorrectly anticipate outcomes, forgo or pass up business opportunities, or fail to appropriately adapt or manage our business strategies in response to these changes.
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
The concentration of our cash and cash equivalents with a limited number of financial institutions may expose us to liquidity and counterparty risk.
A substantial portion of our cash and cash equivalents is maintained in deposit accounts and money market funds with a limited number of financial institutions. In many instances, the balances in these accounts exceed applicable federal deposit insurance limits. As a result, our cash balances may be subject to the risk of loss, delay in access, or impairment in the event of the failure, insolvency, or other adverse financial condition of any of these institutions.
Any inability to access our cash and cash equivalents when needed could adversely affect our liquidity, our ability to meet our operating and contractual obligations, and our financial condition and results of operations.
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
We rely on our corporate facilities, production facilities, network infrastructure, data centers, enterprise applications, and technology systems for the research and development, marketing, support, assembly and manufacture, and sales of our products, and for the internal operation of our business. These facilities and systems may be susceptible to disruption or failure in the event of earthquake, fire, flood, ice and snowstorms, other natural disasters or extreme weather conditions, as well as cyber-attack, terrorist attack, telecommunications failure, health emergencies, including epidemics or pandemics, or other catastrophic events. Many of these facilities or systems are located or supported in or around Northern California, near major earthquake faults and which may be vulnerable to climate change effects, and where a significant portion of our research and development activities and other critical business operations take place. Other critical systems are housed in communities that have been subject to significant tropical storms, such St. Petersburg, Florida, which is the location of our manufacturing facilities for our consumable medication packages. In the future, tropical storms may be intensified or occur with increasing frequency. Disruptions to these facilities, or the failure of any of these systems, and the resulting loss of critical data, which is not quickly recoverable by the effective execution of disaster recovery plans designed to reduce such disruption, could cause delays in our product development, prevent us from fulfilling our customers’ orders, and could severely affect our ability to conduct normal business operations, the result of which would adversely affect our operating results.
Our success is dependent on our ability to recruit and retain skilled and motivated personnel.
Our success is highly dependent upon the continuing contributions of our key management, sales, technical, and engineering staff, and on our ability to attract, train, and retain highly skilled and motivated personnel. As more of our products are installed in increasingly complex environments, greater technical expertise will be required. As our installed base of customers increases, we will require additional resources to meet increased demands on our customer service and support personnel. Furthermore, as we execute on the industry-defined vision of the Autonomous Pharmacy and grow and develop our cloud-based software as a service and solution as a service offerings, more specialized expertise will be required. This growth and shift in products and offerings could lead to increased labor costs, and thereby increased costs of our products and offerings, which could result in reduced customer demand and our business, operating results, cash flow, or financial condition could be materially and adversely affected. Additionally, competition for specialized and technical personnel can be intense, and the pool of suitable candidates may be limited. We may not be successful in attracting and retaining qualified personnel. If we lose the services of one or more of our key personnel, we may not be able to find a suitable replacement and our business could be materially adversely affected. We also strive to maintain employee well-being, recognizing the continued burdens and pressures employees may be experiencing due to macroeconomic uncertainties, including geopolitical unrest and continued inflation, which may impact employee performance, engagement, and retention. Furthermore, external and internal (such as our continued growth or internal restructuring initiatives) factors may result in greater workloads for our employees compared to those at companies with which we compete for personnel, which may lead to higher levels of employee burnout and turnover.
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
Our success depends in part on our ability to obtain patent protection for technology and processes, as well as our ability to preserve our trademarks, copyrights, and trade secrets. We have pursued patent protection in the United States and foreign jurisdictions for technology that we believe to be proprietary and for technology that we find offers us a potential competitive advantage for our products. We intend to continue to pursue such protection in the future. Our issued patents relate to various features of our medication management solutions and medication packaging systems. We cannot assure you that we will file any patent applications in the future and that any of our patent applications will result in issued patents, or that, if issued, such patents will provide significant protection for our technology and processes or a competitive advantage. Furthermore, we cannot assure you that such patents will not be challenged or invalidated or that others will not design around the patents we own. All of our system software is copyrighted and subject to the protection of applicable copyright laws; however, the laws of certain foreign countries do not protect our proprietary rights as effectively as they do in the U.S. Despite our efforts to protect our proprietary rights, there can be no assurance that our efforts to protect our proprietary rights are or will be adequate, that competitors will not independently develop similar technology, and that unauthorized parties will not attempt to copy aspects of our products or obtain and use information that we regard as proprietary, which could harm our competitive position.
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
Factors that are largely beyond our control, such as the imposition of new, or increase of existing, tariffs, cost (including as a result of an inflationary economic environment), quality, and availability of the raw materials and components utilized in the manufacture of our products, may affect the cost of such products, and we may not be able to pass those costs on to our customers, including an inability to offset such increased costs through potential price increases. Our products use raw materials and components that may be subject to price fluctuations, shortages, or other disruptions of supply for many reasons outside of our control. In addition, we may be dependent upon a limited number of suppliers for certain components which may be unduly affected by supply chain disruptions. The cost, quality, and availability of these raw materials and components are essential to the successful manufacture and sale of our products. If we are unable to maintain supply sources of these raw materials and components, or if such sources fail to satisfy our supply requirements, we may lose sales and experience increased component costs.
We have developed and implemented strategies in an effort to mitigate the impact of tariffs, price fluctuations, shortages, or other disruptions of supply, but these strategies, particularly in the event of a trade war or a prolonged inflationary environment or in an uncertain geopolitical climate, may only offset a portion of the adverse impact. We carry some inventory of critical components and are otherwise working to secure supplies necessary to ensure fulfillment of customer demand, but global shortages could result in our need to secure supplies at higher costs as well as manufacturing delays. Supply interruptions may result in increased component delivery lead times and increased costs to obtain components and as a result, the production of our products may be impacted. If we or our suppliers are unable to obtain components from third parties in the quantities and of the quality that we require, on a timely basis and at acceptable prices, we may not be able to deliver our products on a timely or cost-effective basis to our customers, or it may lead to us delivering products that are of a lower quality that may result in increased repair and replacement costs, which could harm our business and reputation, operating results, cash flow, and financial condition. We have also seen a period of sustained price increases for commodities used in the manufacture of our products that may continue as demand increases, supply remains constrained or trade restrictions are adopted or expanded, which has resulted in, and may continue to result in, increased costs for Omnicell and thereby potentially lower profit margins. If the costs of these commodities increase or remain elevated, it could adversely affect our business, operating results, cash flow, or financial condition.
We depend on a limited number of suppliers for our products, and our business may suffer if we were required to change suppliers to obtain an adequate supply of components, equipment, and raw materials on a timely basis.
Although we generally use parts and components for our products with a high degree of modularity, certain components are presently available only from a single source or limited sources. We rely on a limited number of suppliers for the raw materials necessary to produce our consumable medication packages. While we have generally been able to obtain adequate supplies of all components and raw materials in a timely manner from existing sources, or where necessary, from alternative sources, we entered into relationships with certain suppliers for components for our XT Series and Titan XT products. We engage multiple single source third-party manufacturers to build several of our sub-assemblies. The risks associated with changing to alternative vendors, if necessary, for any of the numerous components used to manufacture our products could limit our ability to manufacture our products or result in the use of substitute components in our products that could lead to additional complexity or cost in maintaining our products and thereby harm our business. Due to our reliance on a few single source partners to build our hardware sub-assemblies and on a limited number of suppliers for the raw materials that are necessary in the production of our consumable medication packages, a reduction or interruption in supply from our partners or suppliers, or a significant increase in the price of one or more components could have an adverse impact on our business, operating results, cash flow, or financial condition. In certain circumstances, the failure of any of our suppliers or us to perform adequately could result in quality control issues affecting end users’ acceptance of our products, which could damage customer relationships and harm our business.
Our U.S. government lease agreements are subject to annual budget funding cycles and mandated changes, which may affect our ability to recognize revenues and sell receivables based on such leases.
Prior to September 2021, U.S. government customers that leased our equipment typically signed contracts with five-year payment terms that are subject to one-year government budget funding cycles. Effective September 2021, the government mandated changes in its Federal Supply Services contract that resulted in our determination not to enter into future leases with U.S. government customers. As a result, our volume of U.S. government customer leases has declined and will continue to decline over time and cease in the future. In addition, under the terms of the Federal Supply Schedule contract, certain of our U.S. government customer contracts are terminable at the convenience of the applicable U.S. government customer. Furthermore, there are uncertainties surrounding the U.S. federal government’s budget and budgetary priorities, reduced staffing at government agencies, as well as pressures on government expenditures, which could adversely affect the funding for, and delay purchasing decisions by, our U.S. government customers. If any of our government-owned or government-run hospital customers decide to terminate their agreements early for any reason, we would not derive the expected financial benefits from any such customer, which could result in lower than expected revenue and adversely affect our business, operating results, cash flow, or financial condition. In addition, the failure of any of our U.S. government customers to receive their annual funding, or the government mandating changes to the Federal Supply Services contract, could impair our ability to sell equipment to these customers.

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
Our products include medication management solutions and medication adherence products and services for healthcare systems and pharmacies. Despite the presence of healthcare and pharmacy professionals as intermediaries between our products and patients, if our products fail to provide accurate and timely information or operate as designed, customers, patients, or their family members could assert claims against us for product liability. Moreover, failure of health care facility and pharmacy employees to use our products properly or for their intended purposes could result in product liability claims against us. Litigation with respect to product liability claims, regardless of any outcome, could result in substantial cost to us, divert management’s attention from operations, and decrease market acceptance of our products. We possess a variety of insurance policies that include coverage for general commercial liability and technology errors and omissions liability. We attempt to mitigate these risks through contractual terms negotiated with our customers. However, these policies and protective contractual terms may not be adequate against product liability claims and in the past we have been subject to certain lawsuits asserting, among other allegations, claims of product liability. A successful claim brought against us, or any claim or product recall that results in negative publicity about us, could harm our competitive position, operating results, and financial condition. Also, in the event that any of our products is defective, we may be required to recall or redesign those products, which could result in increased costs and have an adverse impact on our business.
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
We have invested, and in the future may invest, in new business strategies, initiatives, products, or solutions, whether in existing or new markets, including with respect to our software as a service or solution as a service subscription products and services or other subscription and cloud-based offerings. Such endeavors may involve significant risks and uncertainties, including distraction of management from current operations, lack of expertise to effectively execute such strategies or initiatives or to develop such products or solutions, delays, technical problems (including software defects or errors) or unexpected expenses related to the entry into new business strategies or initiatives or development of new products or solutions, insufficient revenue to offset liabilities assumed and expenses associated with a strategy, initiative, product or solution, inadequate return of capital or return on investment, and unidentified issues not discovered in our due diligence. These new ventures may be inherently risky and may not be successful. Even if successful, they may not have the projected or actual impact that we initially expected or that recoups our initial investment and we may make a determination to optimize our portfolio or to exit a particular business strategy, initiative, product line or solution. As a result, such initiatives may materially adversely affect our business, operating results, cash flow, or financial condition.
Risks Related to Ownership of Our Common Stock
The market price of our common stock may continue to be highly volatile.
Our common stock traded between $22.66 and $47.69 per share during the year ended December 31, 2025. The market price of our common stock has been and may continue to be highly volatile in response to various factors discussed in this “Risk Factors” section, many of which are beyond our control, including:
•actual or anticipated changes in our operating results or forecasts, and whether our operating results meet our publicly announced guidance or expectations of securities analysts or investors;
•changes in the ratings of our common stock by securities analysts or changes in their earnings estimates;
•changes in our business model and initiatives, such as our ongoing transition to focus on a subscription-based business model or a decision to optimize our portfolio or to exit a particular business or product line, and our ongoing restructuring initiatives to contain costs;
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
•changes in, and our ability to successfully execute on, our business strategy; and
•macroeconomic and political conditions, including inflationary pressures, fluctuations in interest rates, exchange rates, tax increases, availability of credit markets, and trade and tariff actions.
Due to all of these factors, our quarterly or annual revenues and operating results are difficult to predict and may fluctuate, which in turn may cause the market price of our stock to decline.
If financial or industry analysts have difficulty understanding changes to our business model, or we fail to meet (or significantly exceed) our publicly announced financial guidance, our stock price and trading volume could decline.
As we continue to offer flexible payment models, such as leasing, subscriptions, and “as-a-service” structures to help our customers navigate the current economic environment, industry or financial analysts that publish reports about our business may not have historically reflected, or in the future may not accurately reflect, this approach. As a result, analysts’ ability to accurately forecast our results may be negatively impacted and it may be more likely that we fail to meet their estimates. As a result, if our financial results fail to meet (or significantly exceed) our publicly announced financial guidance or the expectations of analysts or investors, analysts could downgrade our common stock or publish unfavorable research that could cause our stock price or trading volume to decline, potentially significantly.
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
Risk Factors Related to Our Notes
Conversion of the 2029 Notes may dilute the ownership interest of our stockholders or may otherwise depress the price of our common stock.
The conversion of some or all of the 1.00% Convertible Senior Notes due 2029 (the “2029 Notes”) may dilute the ownership interests of our stockholders. Upon conversion of the 2029 Notes, we have the option to pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the 2029 Notes being converted. If we elect to settle the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the 2029 Notes being converted in shares of our common stock or a combination of cash and shares of our common stock, any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the 2029 Notes may encourage short selling by market participants because the conversion of the 2029 Notes could be used to satisfy short positions, or anticipated conversion of the 2029 Notes into shares of our common stock could depress the price of our common stock.
The conditional conversion feature of the 2029 Notes, if triggered, may adversely affect our financial condition and operating results.
The 2029 Notes are convertible on or after August 1, 2029 and, in the event the conditional conversion features are triggered, prior to August 1, 2029. If one or more holders elect to convert the 2029 Notes, we would be required to settle any converted principal amount of such 2029 Notes through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert the 2029 Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2029 Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
The convertible note hedge and warrant transactions may affect the value of our common stock.
In connection with the offering of the 2029 Notes, we entered into convertible note hedge transactions with an affiliate of one of the initial purchasers of the 2029 Notes and certain other financial institutions (the “option counterparties”). We also entered into warrant transactions with the option counterparties. The convertible note hedge transactions are expected generally to reduce the potential dilution to our common stock upon any conversion of 2029 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2029 Notes, as the case may be. However, the warrant transactions separately have, and could continue to have, a dilutive effect on our common stock to the extent that the market price per share of our common stock exceeds the strike price of the warrants. In addition, the option counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the 2029 Notes (and are likely to do so in connection with any conversion of the 2029 Notes or redemption or repurchase of the 2029 Notes), which could cause or avoid an increase or a decrease in the market price of our common stock.
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
On December 15, 2022, the EU Member States formally adopted the EU's Pillar Two Directive, which generally provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Co-operation and Development (“OECD”) Pillar Two Framework that was supported by over 130 countries worldwide. A significant number of countries are also implementing similar local legislation. The United States previously signaled an unwillingness to participate in the Pillar Two directive, and the U.S. Treasury Department and the OECD announced on January 5, 2026 that U.S.-headquartered companies would be exempt from the Pillar Two minimum tax framework. We are continuing to evaluate the potential impact of the Pillar Two Framework on future periods, pending legislative adoption by additional individual countries where we do business. In addition in fiscal year 2025, the OBBBA was enacted and includes a broad range of tax reforms. The ultimate impact and interpretation of this legislation remains uncertain as we continue to evaluate its potential impacts.
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

ITEM 1C. CYBERSECURITY
In general, the Company addresses cybersecurity risks through a comprehensive approach that is focused on preserving the security of its information, products and environments by identifying, preventing and mitigating cybersecurity threats, as well as effectively responding to cybersecurity incidents when they occur. The Company believes that this comprehensive approach helps to ensure that the highest level of oversight is provided to its cybersecurity risk management activities and fosters collaborative consultation between management and the Board.
Board Oversight
As part of its risk oversight function, the Audit Committee of the Company’s Board of Directors is primarily responsible for overseeing and reviewing the Company’s information security and technology risks, including cybersecurity. In this role, the Audit Committee monitors the prevention, detection, mitigation and remediation of cybersecurity incidents through the regular receipt of reports from management on the effectiveness of its cybersecurity programs. These reports include quarterly cybersecurity updates from the Company’s Chief Information Security Officer and quarterly reports from the Company’s risk management personnel on the progress of the Company’s broader Enterprise Risk Management (“ERM”) risk mitigation activities. As part of the ERM process, the Audit Committee provides input on key risks for the Company to consider. The Board also provides quarterly input on its views regarding potential emerging risk areas for the Company. The Audit Committee then reports to the full Board on a quarterly basis regarding its oversight activities and the risk management activities of the Company. In addition, the full Board receives semiannual updates from the Chief Information Security Officer and periodically participates in cybersecurity-related tabletop exercises and receives incident reports from the SIRT (as defined herein) as significant matters may arise.
Enterprise Risk Management
The Company utilizes a structured, biennial ERM process to identify, assess, and address material risks facing the Company, including cybersecurity risks, during which business leaders across the Company are surveyed about current and emerging risk areas. After the ERM survey is completed and risk areas are identified, the results are discussed with the relevant management personnel across the organization in the key risk areas, root causes are analyzed, risk mitigation plans are developed, and key risk indicators are utilized to monitor mitigation efforts. The Chief Information Security Officer works closely with the Company’s management team in all facets of its ERM risk mitigation activities related to cybersecurity and information security risks.
Ongoing Mitigation Efforts
The Company has implemented a number of security measures designed to protect its systems and data, including firewalls, antivirus and malware detection tools, patches, log monitors, routine back-ups, system audits, system hardening, penetration testing and privileged access session management. In addition, the Company has continued its efforts to migrate its platforms to cloud-based computing, which is designed to further strengthen its security posture. The Company has continued to focus on maturing its incident response procedures and has retained a leading cybersecurity forensic firm. The Company also continues to strive to enhance its disaster recovery procedures. The Company’s solutions incorporate cybersecurity features that are routinely analyzed. In addition, the Company maintains insurance that responds to cyber-attacks, which coverage limit and cost is discussed and reviewed with the Audit Committee annually.
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
Previous cybersecurity incidents have not materially affected us, including our business strategy, results of operations or financial condition. However, risks from cybersecurity threats, including but not limited to exploitation of vulnerabilities, ransomware, denial of service, supply chain attacks, or other similar threats may materially affect us, including our execution of business strategy, reputation, results of operations and/or financial condition. See ITEM 1A. “Risk Factors - “We are subject to laws, regulations, and other legal obligations related to privacy, data protection, and information security, and the costs of compliance with, and potential liability associated with, our actual or perceived failure to comply with such obligations could harm our business” and “Significant disruptions in our information technology systems, breaches of data security, or cyber-attacks on our systems or solutions, could adversely impact our business” for a discussion of cybersecurity risks.
Incident Response
In the event of a cybersecurity incident, dependent upon the nature of the incident, the Company has a Security Incident Response Team (“SIRT”) that is comprised of employees who have responsibility and authority to act during a cyber incident without delay, including, dependent upon the nature of the incident, the Company’s Chief Legal and Administrative Officer or Chief Information Security Officer. The SIRT includes individuals responsible for assessing, containing, and responding to incidents, as well as those responsible for assessing the business and legal impacts, reporting incidents as appropriate, communicating to internal and external stakeholders, and engaging with industry and government partners to coordinate information and resource sharing when needed. During a cybersecurity incident, as warranted, the SIRT keeps the Company’s senior leadership and Board apprised of the response to the incident, any material operational or business impacts, and any material internal or external communications regarding the incident. The SIRT will also seek the input of the Company’s senior leadership and Board, as needed, when addressing a cybersecurity incident. Upon resolution of a cybersecurity incident, generally, the Audit Committee will review the incident, the impact and the mitigation efforts and remediation actions the Company will implement. The Audit Committee then monitors the completion of the remediation actions and mitigation efforts.
Cybersecurity Leader
The Company’s cybersecurity strategy and implementation is overseen by a dedicated Chief Information Security Officer with over 20 years of experience in the field, having most recently served as Senior Vice President and Global Chief Information Security Officer, with a leading diversified healthcare services company where he led enterprise-wide cybersecurity strategy and governance. He holds a Bachelor of Science from the University of Illinois Urbana-Champaign and an MBA from Northwestern University’s Kellogg School of Management.
Third Parties
The Company utilizes third-party service providers, such as cloud services, in connection with its operations, and its information security department implements a third-party risk assessment and review process in connection with those services to evaluate security posture and risk. The Company also engages third parties to assist in its cybersecurity management efforts, such as the leading cybersecurity forensic firm mentioned above and another provider to perform continuous monitoring and regular penetration testing of its information security systems and environment. The Company and its personnel also actively engage with a number of other key vendors, industry participants and intelligence and law enforcement communities as part of its information security and cybersecurity efforts.
ITEM 2.    PROPERTIES
Our headquarters are located in a leased facility in Fort Worth, Texas. The following is a list of our material leased facilities and their primary functions:

Site	Major Activity	Approximate Square Footage
St. Petersburg, Florida	Administration, marketing, research and development, sales, and manufacturing	167,700
Warrendale, Pennsylvania	Manufacturing and research and development	107,400
Cranberry Township, Pennsylvania	Administration, marketing, research and development, sales, technical support, and training	58,400
Milpitas, California	Administration, manufacturing, and research and development	46,300
Fort Worth, Texas	Administration, sales, marketing, and research and development	34,400
Warrington, United Kingdom	Administration, sales, marketing, and distribution center	19,300
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
Stockholders
There were 68 registered stockholders of record as of February 18, 2026. A substantially greater number of stockholders are beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.
Dividend Policy
We have never declared or paid any cash dividends on our common stock. We currently expect to retain any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.
Performance Graph
The following graph compares total stockholder returns for Omnicell’s common stock for the past five years to two indexes: the NASDAQ Composite Index and the NASDAQ Health Care Index. The graph assumes $100 was invested in each of Omnicell’s common stock, the NASDAQ Composite Index, and the NASDAQ Health Care Index as of the market close on December 31, 2020. The total return for Omnicell’s common stock and for each index assumes the reinvestment of all dividends, although cash dividends have never been declared on Omnicell’s common stock, and is based on the returns of the component companies weighted according to their capitalization as of the end of each annual period.
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
12/20
12/21
12/22
12/23
12/24
12/25
Omnicell, Inc.
NASDAQ Composite
NASDAQ Health Care

_________________________________________________
(1)$100 invested on December 31, 2020 in stock or index, including reinvestment of dividends.
(2)This section is not deemed “soliciting material” or to be “filed” with the SEC and is not to be incorporated by reference into any filing of Omnicell, Inc. under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

	Year Ended December 31,
	2020	2021	2022	2023	2024	2025
Omnicell, Inc.	$100.00	$150.34	$42.01	$31.35	$37.09	$37.74
NASDAQ Composite	100.00	122.18	82.43	119.22	154.48	187.14
NASDAQ Health Care	100.00	89.96	67.65	68.20	66.46	81.27
Recent Sales of Unregistered Securities
None.
Issuer Repurchases of Equity Securities
None.
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
We have elected to omit discussion of the earliest of the three years covered by the Consolidated Financial Statements presented. Such omitted discussion can be found under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” located in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 27, 2025, for reference to discussion of the fiscal year ended December 31, 2023, the earliest of the three fiscal years presented.
OVERVIEW
Our Business
Omnicell, a leading healthcare technology provider focused on empowering autonomous medication management, is committed to solving the critical challenges inherent in medication management and elevating the role of clinicians within healthcare as an essential component of care delivery. Omnicell is focused on helping its customers define and deliver a cost-effective medication management strategy designed to equip and empower pharmacists and nurses to focus on patient care rather than administrative tasks, and to drive improved clinical, operational, and financial outcomes across all care settings. We are doing this with an industry-leading medication management infrastructure which includes storage and dispensing automation powered by an intelligence ecosystem. Our comprehensive set of solutions provides the critical foundation for customers to realize the Autonomous Pharmacy, an industry-wide vision defined by pharmacy leaders for improving operational efficiencies and ultimately targeting zero-error medication management alongside 5 other outcomes laid out in the Autonomous Pharmacy framework.
Omnicell solutions are helping healthcare facilities worldwide to uncover cost savings, improve labor efficiency, establish new revenue streams, enhance supply chain control, support compliance, and move closer to the industry-defined vision of the Autonomous Pharmacy. We sell our hardware, software, and consumable solutions together with related service offerings. Revenues generated in the United States represented 90% of our total revenues for the year ended December 31, 2025.
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
Global Trade Relations
In recent years, the U.S. government has advocated for greater restrictions on trade generally. For example, in 2025, the U.S. imposed tariffs on a wide variety of products manufactured in multiple foreign jurisdictions, including China, Mexico, and Malaysia. In response to the ongoing changes in tariffs, several foreign countries have imposed reciprocal tariffs on goods manufactured in the United States. These tariff rates have fluctuated and may continue to fluctuate going forward. In an effort to address these actions, we have implemented various mitigation measures, including dual-sourcing of components and nearshoring manufacturing. While these actions have effectively mitigated some of the impact of these costs, there can be no assurance that we will be able to offset future increased costs or other adverse impacts. Although we continue to work to mitigate the impact of current or potential tariffs, we may incorrectly anticipate outcomes, forgo or pass up business opportunities, or fail to appropriately adapt or manage our business strategies in response to these changes. As a result of these factors, we may experience direct and indirect adverse effects on our business, operating results, cash flow, or financial condition.
In addition, on February 20, 2026, the U.S. Supreme Court struck down certain tariffs imposed under the International Emergency Powers Act. It is unclear at this time what impact this decision will have on our business or future operating results, including whether we will be able to obtain refunds of amounts previously collected for such tariffs or the level of replacement tariffs the current U.S. Administration may impose through other means.

Product Bookings and Annual Recurring Revenue
We utilize product bookings and Annual Recurring Revenue (“ARR”), each as further described below, as key performance metrics for our business. We view product bookings as an indicator of the success of certain portions of our business that generate nonrecurring revenue and we view ARR as an indicator of the success of the portions of our business that generate recurring revenues. The definitions and descriptions included below are relevant to these key performance metrics.
Product Bookings
We utilize product bookings as an indicator of the success of certain portions of our business that generate non-recurring revenue. We define product bookings generally as the value of non-cancelable contracts for our connected devices and software licenses. We typically exclude freight revenue and other less significant items ancillary to our products from product bookings. In addition, dependent upon counterparty or credit risk, which is evaluated at the time of contract signing, for a given multi-year subscription contract we may reduce the value of the contractual commitment booked at a given time. Connected devices and software license bookings are recorded as revenue upon customer acceptance of the installation or receipt of goods. As part of most connected device product sales, we generally provide installation planning and consulting, which is typically included in the initial price of the solution. Product bookings were $535 million and $558 million during the years ended December 31, 2025 and 2024, respectively.
Annual Recurring Revenue
We consider revenues generated from our consumables, technical services, and SaaS and Expert Services to be recurring revenues. For the portions of our business which generate recurring revenues, we utilize ARR as a key metric to measure our progress in growing our recurring revenue business. We define ARR at a measurement date as the revenue we expect to receive from our customers over the course of the following year for providing them with products or services. ARR includes expected revenue from all customers who are using our products or services at the reported date. For technical services and SaaS and Expert Services, solutions are generally on a contractual basis, typically with contracts for a period of 12 months or more, with a high probability of renewal. Probability of renewal is based on historic renewal experience of the individual revenue streams or management’s best estimates if historical renewal experience is not available. Consumables orders are placed by customers through our Omnicell Storefront online platform or through written or telephonic orders and are sold to a customer base who utilize the consumable product and place recurring orders when customer inventory is depleted. ARR is generally calculated based on revenues received in the most recent quarter and changes to expected revenues where solutions were added to or removed from the install or customer base in the quarter. Revenues from technical services and SaaS and Expert Services are generally recorded ratably over the service term. As part of our SaaS and Expert Services offerings, we provide a range of services to our customers including Central Pharmacy Dispensing Service (service portion), IV Compounding Service (service portion), EnlivenHealth, Specialty Pharmacy Services, 340B solutions, Inventory Optimization Service, and other software solutions, which typically are provided over two to seven years. In addition, to help ensure the maximum availability of our systems, our customers typically purchase technical services contracts (support and maintenance) in increments of one to five years. Revenue from consumables are recorded when the product has shipped and title has passed. Our measure of ARR may be different than that used by other companies. Because ARR is based on expected future revenue, it does not represent revenue recognized during a particular reporting period or revenue to be recognized in future reporting periods. ARR should not be viewed as a substitute for revenues. ARR was $636 million and $580 million as of December 31, 2025 and 2024, respectively.
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
Our full-time employee headcount was approximately 3,580 on December 31, 2025.
Business Strategy
In 2024, the United States spent $806 billion on prescription drugs, a 10.2% increase from 2023. We believe there are significant challenges facing the practice of pharmacy today. These challenges include, but are not limited to, budget constraints and acute workforce shortages, where 88% of hospitals report technician deficits and 92% lack sufficient sterile compounding expertise. In addition, health systems face rising liability related to drug diversion, with a 61% increase in the average number of investigations per hospital since the beginning of 2023. We also recognize that these challenges may impact the timing of contracting for, or implementation of, our products, solutions, or services. However, we believe that over time these significant challenges facing pharmacists will drive demand for increased automation, visibility, insights, and improved medication management outcomes that our solutions are designed to enable. Because of this, we believe that our solutions are well-positioned to address the evolving needs of healthcare institutions and therefore present opportunities for long-term growth.

In an effort to address these challenges and deliver solutions to help drive positive medication management outcomes, we continue to make significant investments in our research and development efforts to further advance the industry-defined vision of the Autonomous Pharmacy. Furthermore, we believe a combination of dispensing automation and an intelligence ecosystem is needed in every care setting where medications are managed. We are focused on delivering solutions to help our customers realize the industry-defined vision of the Autonomous Pharmacy and driving positive medication management outcomes with superior customer experience in two core market categories through:
•Hospital and Health System Solutions: This category enables the end-to-end medication process across the entire continuum of care. It unifies Central Pharmacy automation, robotics, and IV sterile compounding with Point of Care automated dispensing in Nursing Units and Operating Room/Procedural areas. From the loading dock to the bedside, this is designed to provide for medication safety, availability, and workflow efficiency. This category also supports Consolidated Pharmacy Service Center operations.
•Points of Care. As a market leader, we anticipate continued expansion into this product market as customers increasingly utilize our dispensing systems in more areas within hospitals and ambulatory care settings. The 2025–2028 healthcare landscape, however, faces significant fiscal headwinds driven by sweeping changes in health policy, specifically the One Big Beautiful Bill Act (“OBBBA”), which is expected to result in a $910 billion Medicaid spending reduction across states. Coupled with rising input costs from tariffs and acute labor shortages, these pressures are likely to further compress operating margins. We believe this financial strain makes the status quo unsustainable, which we anticipate compelling health systems to focus on capital efficiency and operational resilience through accelerated investments in pharmacy modernization, especially automation to address labor shortages and advanced analytics to manage rising costs of drug diversion and non-adherence. As hospitals navigate this liquidity challenge, we expect a critical shift in purchasing behavior from traditional capital expenditures to flexible payment models, such as leasing, subscriptions, and “as-a-service” structures, enabling institutions to adopt essential regulatory compliance and safety technologies while preserving operating cash flow.
•Central Pharmacy. This market represents the beginning of medication management in acute care settings. Given the current environment, we believe there is a significant opportunity for automation as many health systems aim to eliminate manual, repetitive, and error-prone processes to address acute workforce shortages. With hospitals facing technician shortages and often lacking adequate sterile compounding expertise, we think automating central pharmacy dispensing and compounding is crucial for reallocating limited labor, enhancing patient safety, and enabling compliance with the new Drug Supply Chain Security Act (“DSCSA”) requirements. Manual compounding of sterile IV preparations poses safety risks and, when outsourced, can increase costs and supply volatility. Therefore, IV automation offers a key opportunity to standardize sterile workflows, offset the resources currently used for managing drug shortages, and reduce the annual cost of non-optimized medication therapy. We expect these technology-driven services to become increasingly vital as health systems focus on operational resilience amid severe financial pressures.
•Consolidated Pharmacy Service Center Automation and Robotics. Health Systems are increasingly realizing savings from a Consolidated Pharmacy Service Center (“CPSC”) model. The CPSC serves as a strategic hub for centralized inventory management and sterile compounding. By implementing industrial-grade robotics and carousels at the CPSC, health systems can achieve economies of scale, streamlining the serialized receiving process required for DSCSA compliance before inventory reaches hospitals. This centralized approach should help preserve margins by optimizing supply chains and reducing waste across the network.
•Outpatient Pharmacy Solutions: Focused on extending care beyond the hospital walls, this category supports outpatient and retail pharmacy growth. It combines Specialty Pharmacy and 340B Third-Party Administrator (“TPA”) services, Medication Adherence technologies (automation and consumables), and the EnlivenHealth platform to help drive better clinical outcomes and medication compliance for clinicians and patients.
•Specialty Pharmacy and 340B Program. We believe that health systems will continue to accelerate investment in programs to improve patient outcomes by utilizing specialty pharmacies and the federal 340B Drug Pricing Program. The 340B Program allows qualified hospitals to stretch federal resources, a critical capability as the program is on track to exceed $200 billion in gross sales by 2026, surpassing the entire Medicare Part B market. In 2024, specialty drugs used for treatment of complex conditions constituted the majority (51.7%) of total prescription expenditures. This sector continues to grow at a higher rate than other drug classes. However, regulatory pressures are intensifying with site-neutral payment cuts. Specialty pharmacies serve as the connection between patients, providers, and payers to streamline access and adherence. We believe a solution designed to help health systems optimize their Health System-Owned

Specialty Pharmacy (“HSSP”) and navigate these compliance-complexities will help ensure continuity of care. We believe that a fully optimized specialty pharmacy operation represents one of the largest economic opportunities for hospitals and health systems.
•Institutional Pharmacy. The U.S. institutional pharmacy industry provides closed-door medication dispensing, clinical support, and medication adherence services for long-term care (“LTC”), correctional, rehabilitation and behavioral health, and hospice facilities. The market size of the institutional pharmacies industry in the U.S. is $24 billion with 1,100 businesses servicing this sector and characterized by a high concentration in national operators. LTC facilities comprise skilled nursing facilities, assisted living communities, senior living centers, and home and community-based care settings. LTC pharmacies typically operate under more stringent regulatory, packaging, and labor requirements than retail pharmacies, which may result in structurally higher operating costs. As a result of projected demographic aging and the increasing complexity of managing chronic disease across LTC populations, we expect market demand to continue to rise. The LTC industry is currently undergoing a transition driven by reimbursement pressures, regulatory expansion, and workforce shortages. Legislative and pricing reforms, including updates to Medicare Part D, have increased financial strain on smaller LTC providers, which we believe will accelerate a shift toward centralized, automation-enabled fulfillment models that are designed to improve efficiency, standardize quality, and support compliance with evolving documentation and oversight requirements. Through our outpatient pharmacy solutions, we also serve adjacent outpatient institutional markets, including correctional facilities’ pharmacy providers. Additionally, we provide pharmacy services to individuals with intellectual and developmental disabilities (“IDD”), a market currently experiencing rising demand due to increased prevalence. IDD pharmacy services require specialized packaging, adherence technologies, and close coordination with caregivers and community-based support organizations.
•Retail. Total U.S. prescription dispensing revenues across retail, mail-order, long-term care, and specialty pharmacies reached approximately $683 billion in 2024, up 9% from 2023, a surge driven primarily by the rapid adoption of GLP-1 agonists and specialty immunotherapies rather than volume alone. Additionally, the shift of outpatient care from hospitals and physician offices to other more convenient settings, such as retail pharmacies and the home, continues to be a growing trend. New technologies and increased scope of practice for pharmacists appear to be spurring innovation and expansion of the provision of clinical services by retail pharmacies. We believe this development, combined with the move to value-based care, will drive the adoption of our patient engagement offerings. These solutions are intended to help providers (including pharmacists) engage patients in new ways that are expected to improve outcomes, reduce the total cost of care, and lead to more profitable operations.
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
These judgments have been applied consistently for all periods presented. Changes in the assumptions or judgments used in determining the standalone selling price or timing of revenue recognition could impact the amount and timing of revenue reported in a particular period.
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
Accounting for Income Taxes
We make certain estimates and judgments in determining income tax expense or benefit for financial statement purposes. These estimates and judgments occur in the calculation of income tax credits, uncertain tax positions, and in the calculation of certain tax assets and liabilities, which arise from differences in the timing of the recognition of certain income and expenses for tax and financial statement purposes. We assess the likelihood of the realization of deferred tax assets and the need for a valuation allowance in each reporting period. As of December 31, 2025, we do not maintain a valuation allowance against deferred tax assets based on our assessment that it is more likely than not these assets will be realized. In reaching our conclusion, we evaluate certain relevant criteria as provided in ASC 740, Income Taxes, including having sufficient taxable income of the appropriate character in future years. Our judgment regarding future taxable income may change due to future changes in the company’s profitability as a result of changes in market conditions, changes in U.S. or international tax laws, and other factors. Changes in judgment may require material adjustments to deferred tax assets, which may result in an increase or decrease to our income tax provision in the period of adjustment. For additional details, refer to Note 17, Income Taxes, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information.
As a global company, we use significant judgment to calculate and provide for income taxes in each of the tax jurisdictions in which we operate. In the ordinary course of business, transactions and calculations occur whose ultimate tax outcome cannot be certain. Some of these uncertainties arise due to transfer pricing for transactions with our subsidiaries and the determination of tax nexus. We also monitor global tax developments, including the OECD Pillar Two Framework, which may impact our effective tax rate in future periods.
We account for uncertain tax positions in accordance with ASC 740. We estimate and recognize the tax benefit from an uncertain tax position if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of ASC 740 and complex tax laws. Due to the inherent uncertainties in tax regulations and the complexity of our global operations, it is impracticable to provide a detailed quantitative analysis of our uncertain tax positions.
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
RESULTS OF OPERATIONS
Total Revenues

	Year Ended December 31,		Change in
	2025	2024	$	%

	(Dollars in thousands)
Product revenues	$665,697	$630,507	$35,190	6%
Percentage of total revenues	56%	57%
Service revenues	519,148	481,731	37,417	8%
Percentage of total revenues	44%	43%
Total revenues	$1,184,845	$1,112,238	$72,607	7%
Product revenues represented 56% and 57% of total revenues for the years ended December 31, 2025 and 2024, respectively. Product revenues increased by $35.2 million, primarily due to the increase in revenues from our XTExtend offering, partially offset by lower volumes from our XT Series automated dispensing systems business due to the timing of our XT Series systems lifecycle, as we are largely through the replacement cycle, as well as the decrease in revenues from products related to our Central Pharmacy Dispensing Service offering.
Service revenues represented 44% and 43% of total revenues for the years ended December 31, 2025 and 2024, respectively. Service revenues include revenues from technical services and SaaS and Expert Services offerings. Service revenues increased by $37.4 million, due to an increase of $21.9 million in technical services revenues primarily as a result of growth in our installed customer base and the impact of pricing actions. The increase is also driven by an increase of $15.6 million in SaaS and Expert Services revenues due to continued customer demand, including an increase in revenues from our Specialty Pharmacy Services offering, partially offset by lower revenues from the EnlivenHealth portfolio.
Our international sales represented 10% and 9% of total revenues for the years ended December 31, 2025 and 2024, respectively. In future periods, we expect our revenues to be affected by foreign currency exchange rate fluctuations. We are unable to predict the extent to which revenues in future periods will be impacted by changes in foreign currency exchange rates.
Our ability to grow product and service revenues is dependent on our ability to continue to obtain orders from customers, including contract renewals, which may be dependent upon customers’ capital equipment budgets and/or capital equipment approval cycles, our ability to produce quality products and consumables to fulfill customer demand, the volume of implementations we are able to complete, our ability to meet customer needs by providing a quality implementation experience and solutions that meet expected service levels, our ability to develop new or enhance existing solutions, and our flexibility in workforce allocations among customers to complete implementations on a timely basis. The timing of our revenues is primarily dependent on when our customers’ schedules and/or staffing levels allow for implementations.
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

	Year Ended December 31,		Change in
	2025	2024	$	%

	(Dollars in thousands)
Cost of revenues:
Cost of product revenues	$379,162	$383,025	$(3,863)	(1)%
As a percentage of related revenues	57%	61%
Cost of service revenues	302,241	258,210	44,031	17%
As a percentage of related revenues	58%	54%
Total cost of revenues	$681,403	$641,235	$40,168	6%
As a percentage of total revenues	58%	58%

Gross profit	$503,442	$471,003	$32,439	7%
Gross margin	42%	42%
Cost of revenues for the year ended December 31, 2025 compared to the year ended December 31, 2024 increased by $40.2 million, primarily driven by a $44.0 million increase in cost of service revenues, partially offset by a $3.9 million decrease in cost of product revenues.
The decrease in cost of product revenues for the year ended December 31, 2025 compared to the year ended December 31, 2024 was primarily driven by the impact of more favorable materials costs as well as favorable impact from product and customer mix during the year ended December 31, 2025 and a decrease of $9.6 million of restructuring costs, including inventory write-down charges, partially offset by an increase in product revenues and the impact of tariffs incurred during the year ended December 31, 2025.
The increase in cost of service revenues was primarily driven by the increase in service revenues of $37.4 million for the year ended December 31, 2025 compared to the year ended December 31, 2024, including the associated increase in employee-related expenses, an increase in certain non-recurring costs, including software upgrade expenses, and an increase of $4.3 million in restructuring costs.
The overall gross margin remained relatively consistent for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily due to the impact of more favorable materials costs as well as favorable impact from product and customer mix and a decrease in restructuring costs, including inventory write-down charges, partially offset by the impact of tariffs and an increase in employee-related and certain non-recurring software upgrade expenses. Our gross profit for the year ended December 31, 2025 was $503.4 million, as compared to $471.0 million for the year ended December 31, 2024.
Operating Expenses and Interest and Other Income (Expense), Net

	Year Ended December 31,		Change in
	2025	2024	$	%

	(Dollars in thousands)
Operating expenses:
Research and development	$88,672	$90,412	$(1,740)	(2)%
As a percentage of total revenues	7%	8%
Selling, general, and administrative	409,610	380,254	29,356	8%
As a percentage of total revenues	35%	34%
Total operating expenses	$498,282	$470,666	$27,616	6%
As a percentage of total revenues	42%	42%

Interest and other income (expense), net	$6,165	$25,256	$(19,091)	(76)%
Research and Development. Research and development expenses decreased by $1.7 million for the year ended December 31, 2025 compared to the year ended December 31, 2024.
Selling, General, and Administrative. Selling, general, and administrative expenses increased by $29.4 million for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase was primarily due to an increase of $19.8 million in employee-related expenses, which included an increase of $7.3 million in share-based compensation expense. The increase in employee-related expenses was primarily due to higher headcount, annual merit increases, and the timing of share-based compensation expense recognition. The increase in selling, general, and administrative expenses was also attributable to an increase in commissions of $3.9 million, an increase in consulting expenses of $2.6 million, and an increase of $2.7 million in the allowance for credit losses for the year ended December 31, 2025 compared to the year ended December 31, 2024.
Interest and Other Income (Expense), Net. Interest and other income (expense), net, changed by $19.1 million for the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily driven by a $20.6 million decrease in other income and a $1.5 million decrease in other expense. The decrease in other income during the year ended December 31, 2025 compared to the year ended December 31, 2024 is primarily attributable to a $7.5 million gain on extinguishment of the 2025 convertible senior notes and related unwind of note hedges and warrants during the year ended December 31, 2024, as well as lower interest income received. The decrease in interest income received was primarily due to lower interest rates and lower cash and cash equivalents balances following the partial repurchase of the 2025 convertible senior notes in November 2024 and maturity of the remaining 2025 Notes in September 2025, and repurchases of our common stock during the second and third quarters of 2025.
Provision for Income Taxes

	Year Ended December 31,		Change in
	2025	2024	$	%

	(Dollars in thousands)
Provision for income taxes	$9,273	$13,062	$(3,789)	(29)%
Effective tax rate on earnings	82%	51%
We recorded an income tax expense of $9.3 million on an income before income taxes of $11.3 million, which resulted in an effective tax rate of 82% for the year ended December 31, 2025, compared to an income tax expense of $13.1 million on an income before income taxes of $25.6 million, which resulted in an effective tax rate of 51% for the year ended December 31, 2024. The 2025 annual effective tax rate differed from the statutory tax rate of 21%, primarily due to the unfavorable impact of state taxes and non-deductible equity compensation charges, partially offset by a favorable impact of research and development credits.
Refer to Note 17, Income Taxes, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information.
LIQUIDITY AND CAPITAL RESOURCES
We had cash and cash equivalents of $196.5 million at December 31, 2025, compared to $369.2 million at December 31, 2024. All of our cash and cash equivalents are invested in bank accounts and money market funds held in sweep and asset management accounts with financial institutions of high credit quality. As of December 31, 2025, a substantial portion of the Company’s cash and cash equivalents were held with a limited number of financial institutions and money market funds, which may expose the Company to concentration risk in the event of a failure or adverse condition affecting those entities.
Our cash position and working capital at December 31, 2025 and 2024 were as follows:

	December 31,
	2025	2024

	(In thousands)
Cash and cash equivalents	$196,520	$369,201
Working capital	$203,460	$219,815
Our ratio of current assets to current liabilities was 1.4:1 at both December 31, 2025 and 2024.
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
As of December 31, 2025, we had $350.0 million of funds available under the Current Revolving Credit Facility. As of December 31, 2025, there was no outstanding balance under the Current Revolving Credit Facility and we were in full compliance with all covenants.
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
During the year ended December 31, 2025, we repurchased approximately 2,523,000 shares of our common stock under the 2016 and 2025 repurchase programs at an average price of $30.74 per share for an aggregate purchase price of approximately $77.6 million, which completed the 2016 Repurchase Program and substantially completed the 2025 Repurchase Program. Refer to Note 16, Stock Repurchase Programs, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information.
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
Cash Flows
The following table summarizes, for the periods indicated, selected items in our Consolidated Statements of Cash Flows:

	Year Ended December 31,
	2025	2024

	(In thousands)
Net cash provided by (used in):
Operating activities	$127,300	$187,722
Investing activities	(60,363)	(52,793)
Financing activities	(218,317)	(235,578)
Effect of exchange rate changes on cash and cash equivalents	3,798	(1,716)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(147,582)	$(102,365)
Operating Activities
We expect cash from our operating activities to fluctuate in future periods as a result of a number of factors, including the timing of our billings and collections, our operating results, and the timing of other liability payments.

Net cash provided by operating activities was $127.3 million for the year ended December 31, 2025, primarily consisting of operating inflows of $135.6 million and unfavorable working capital movements of $8.3 million. Operating inflows consisted of net income of $2.1 million, adjusted for non-cash items of $133.6 million, which consisted primarily of depreciation and amortization expense of $78.8 million, share-based compensation expense of $44.5 million, and amortization of operating lease right-of-use assets of $7.8 million. The unfavorable working capital was primarily due to a decrease in accrued liabilities of $19.0 million primarily due to a decrease in taxes payable and rebate liabilities, a decrease in operating lease liabilities of $11.7 million, an increase in inventories of $11.2 million to support production requirements, including advanced purchases of certain components, as well as the impact of tariffs, an increase in investment in sales-type leases of $10.2 million primarily due to the acceptance of certain SaaS and Expert Services products under sales-type lease arrangements, a decrease in accounts payable of $9.3 million and an increase in prepaid expenses of $7.8 million. These cash outflows were partially offset by a decrease in accounts receivable and unbilled receivables of $41.4 million primarily due to the timing of billings, shipments, and collections and an increase in deferred revenues of $16.4 million due to the timing of billings and customers’ installation schedules.
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
Investing Activities
Net cash used in investing activities was $60.4 million for the year ended December 31, 2025, which primarily consisted of capital expenditures of $40.4 million for property and equipment and $17.5 million for external-use software development costs.
Net cash used in investing activities was $52.8 million for the year ended December 31, 2024, which consisted of capital expenditures of $36.5 million for property and equipment and $16.3 million for external-use software development costs.
Financing Activities
Net cash used in financing activities was $218.3 million for the year ended December 31, 2025, due to the repayment of the remaining principal balance of our 2025 Notes of $175.0 million, repurchases of shares of our common stock of $77.6 million, and $7.7 million in employees’ taxes paid related to restricted stock unit vesting, partially offset by a net change in the customer funds balances of $25.1 million and $16.9 million in proceeds from employee stock option exercises and ESPP purchases.
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

Contractual Obligations
Contractual obligations as of December 31, 2025 were as follows:

	Payments Due By Period
	Total	2026	2027 - 2028	2029 - 2030	2031 and thereafter

	(In thousands)
Operating leases (1)	$40,314	$13,645	$21,621	$3,772	$1,276
Purchase obligations (2)	130,546	123,147	7,376	23	—
Convertible senior notes (3)	179,405	1,725	3,450	174,230	—
Total (4)	$350,265	$138,517	$32,447	$178,025	$1,276
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
Foreign Currency Exchange Risk
We operate in foreign countries which expose us to market risk associated with foreign currency exchange rate fluctuations between the U.S. dollar and various foreign currencies, the most significant of which are the British Pound and the Euro. In order to manage foreign currency risk, at times we enter into foreign exchange forward contracts to mitigate risks associated with changes in spot exchange rates of mainly non-functional currency denominated assets or liabilities of our foreign subsidiaries. In general, the market risk related to these contracts is offset by corresponding gains and losses on the hedged transactions. By working only with major banks and closely monitoring current market conditions, we seek to limit the risk that counterparties to these contracts may be unable to perform. We do not enter into derivative contracts for trading purposes. As of December 31, 2025, we did not have any outstanding foreign exchange forward contracts.
Interest Rate Fluctuation Risk
We are exposed to interest rate risk through our borrowing activities. As of December 31, 2025, there was no outstanding balance under the current Second A&R Credit Agreement. Refer to Note 10, Debt and Credit Agreement, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information.
As of December 31, 2025, the net carrying amount under the 2029 Notes was $167.6 million. Although our convertible senior notes are based on a fixed rate, changes in interest rates could impact the fair value of such notes. As of December 31, 2025, the fair market value of the 2029 Notes was $185.9 million. Refer to Note 5, Fair Value of Financial Instruments, and Note 11, Convertible Senior Notes, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information.
We have used, and in the future we may use, interest rate swap agreements to protect against adverse fluctuations in interest rates by reducing our exposure to variability in cash flows relating to interest payments on a portion of our outstanding debt. We do not hold or issue any derivative financial instruments for speculative trading purposes. As of December 31, 2025, we did not have any outstanding interest rate swap agreements.

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
Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2025 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 using the criteria for effective internal control over financial reporting as described in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO Criteria). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2025.
Deloitte & Touche LLP, an independent registered public accounting firm, has issued its attestation report on our internal control over financial reporting as of December 31, 2025, which is included in Part IV, Item 15 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the year ended December 31, 2025.
ITEM 9B.    OTHER INFORMATION
Securities Trading Plans of Directors and Officers
During the three months ended December 31, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or adopted or terminated a “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III
Certain information required by Part III is omitted from this Annual Report on Form 10-K because the registrant will file with the United States Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A in connection with the solicitation of proxies for Omnicell’s Annual Meeting of Stockholders expected to be held in May 2026 (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information included therein is incorporated herein by reference.
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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Omnicell, Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Revenue recognition - Identification of performance obligation - Refer to Note 1 to the financial statements
Critical Audit Matter Description
Many of the Company’s sales contracts contain multiple performance obligations, with a combination of hardware systems, software products, support and maintenance, and professional services. To identify its performance obligations, the Company considers all products or services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices. This evaluation also requires management to determine if the goods or services identified as performance obligations are distinct. Where a good or service is determined not to be distinct, the Company combines the good or service with other promised goods or services until a bundle of goods or services that is distinct is identified.
We determined the identification of distinct performance obligations in the recognition of revenue related to contracts that contain multiple products or services as a critical audit matter due to significant judgments required by management to determine distinct performance obligations that should be accounted for separately. Accordingly, performing audit procedures related to these revenue contracts required a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the identification of distinct performance obligations included the following, among others:
•We tested the effectiveness of internal controls over revenue recognition, including those related to management’s identification and assessment of distinct performance obligations in revenue contracts.
•Evaluated management’s technical accounting policies and practices including the reasonableness of management’s judgments and assumptions in the determination of whether the products and services represent distinct performance obligations.
•Tested the reasonableness of the identification of distinct performance obligations through inspection of a selection of customer contracts and other source documents.

/s/ Deloitte & Touche LLP
San Jose, California
February 26, 2026
We have served as the Company’s auditor since 2014.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Omnicell, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Omnicell, Inc. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 26, 2026, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP
San Jose, California
February 26, 2026

OMNICELL, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2025	2024

	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$196,520	$369,201
Accounts receivable and unbilled receivables, net of allowances of $8,868 and $6,645, respectively	216,858	256,398
Inventories	100,905	88,659
Prepaid expenses	33,709	25,942
Other current assets	132,077	75,293
Total current assets	680,069	815,493
Property and equipment, net	120,111	112,692
Long-term investment in sales-type leases, net	60,742	52,744
Operating lease right-of-use assets	24,366	25,607
Goodwill	737,946	734,727
Intangible assets, net	170,105	188,266
Long-term deferred tax assets	58,337	57,469
Prepaid commissions	52,840	54,656
Other long-term assets	70,204	79,306
Total assets	$1,974,720	$2,120,960

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$43,990	$51,782
Accrued compensation	57,172	60,307
Accrued liabilities	203,586	167,895
Deferred revenues	171,861	141,370
Convertible senior notes, net	—	174,324
Total current liabilities	476,609	595,678
Long-term deferred revenues	63,254	76,123
Long-term deferred tax liabilities	683	1,108
Long-term operating lease liabilities	24,794	31,123
Other long-term liabilities	9,970	7,218
Convertible senior notes, net	167,596	166,397
Total liabilities	742,906	877,647
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value, 100,000 shares authorized; 57,833 and 56,665 shares issued; 45,027 and 46,382 shares outstanding, respectively	58	57
Treasury stock at cost, 12,806 and 10,283 shares outstanding, respectively	(368,307)	(290,319)
Additional paid-in capital	1,223,977	1,167,882
Retained earnings	384,940	382,888
Accumulated other comprehensive loss	(8,854)	(17,195)
Total stockholders’ equity	1,231,814	1,243,313
Total liabilities and stockholders’ equity	$1,974,720	$2,120,960
The accompanying notes are an integral part of these Consolidated Financial Statements.

OMNICELL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2025	2024	2023

	(In thousands, except per share data)
Revenues:
Product revenues	$665,697	$630,507	$708,561
Service revenues	519,148	481,731	438,551
Total revenues	1,184,845	1,112,238	1,147,112
Cost of revenues:
Cost of product revenues	379,162	383,025	414,106
Cost of service revenues	302,241	258,210	236,166
Total cost of revenues	681,403	641,235	650,272
Gross profit	503,442	471,003	496,840
Operating expenses:
Research and development	88,672	90,412	97,115
Selling, general, and administrative	409,610	380,254	434,593
Total operating expenses	498,282	470,666	531,708
Income (loss) from operations	5,160	337	(34,868)
Interest and other income (expense), net	6,165	25,256	14,760
Income (loss) before income taxes	11,325	25,593	(20,108)
Provision for income taxes	9,273	13,062	263
Net income (loss)	$2,052	$12,531	$(20,371)
Net income (loss) per share:
Basic	$0.04	$0.27	$(0.45)
Diluted	$0.04	$0.27	$(0.45)
Weighted-average shares outstanding:
Basic	45,965	46,047	45,212
Diluted	46,362	46,255	45,212
The accompanying notes are an integral part of these Consolidated Financial Statements.

OMNICELL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2025	2024	2023

	(In thousands)
Net income (loss)	$2,052	$12,531	$(20,371)
Other comprehensive income (loss):
Foreign currency translation adjustments	8,341	(3,763)	3,655
Other comprehensive income (loss)	8,341	(3,763)	3,655
Comprehensive income (loss)	$10,393	$8,768	$(16,716)
The accompanying notes are an integral part of these Consolidated Financial Statements.

OMNICELL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
	Shares	Amount	Shares	Amount

	(In thousands)
Balances as of December 31, 2022	55,030	$55	(10,283)	$(290,319)	$1,046,760	$390,728	$(17,087)	$1,130,137
Net loss	—	—	—	—	—	(20,371)	—	(20,371)
Other comprehensive income	—	—	—	—	—	—	3,655	3,655
Share-based compensation	—	—	—	—	59,683	—	—	59,683
Issuance of common stock under employee stock plans	792	1	—	—	23,215	—	—	23,216
Tax payments related to restricted stock units	—	—	—	—	(7,366)	—	—	(7,366)
Balances as of December 31, 2023	55,822	$56	(10,283)	$(290,319)	$1,122,292	$370,357	$(13,432)	$1,188,954
Net income	—	—	—	—	—	12,531	—	12,531
Other comprehensive loss	—	—	—	—	—	—	(3,763)	(3,763)
Share-based compensation	—	—	—	—	42,912	—	—	42,912
Issuance of common stock under employee stock plans	843	1	—	—	13,410	—	—	13,411
Tax payments related to restricted stock units	—	—	—	—	(4,827)	—	—	(4,827)
Purchase of convertible note hedge	—	—	—	—	(40,279)	—	—	(40,279)
Sale of warrants	—	—	—	—	25,168	—	—	25,168
Tax benefit related to convertible note hedge	—	—	—	—	10,225	—	—	10,225
Partial unwind of convertible note hedge and warrants	—	—	—	—	(1,019)	—	—	(1,019)
Balances as of December 31, 2024	56,665	$57	(10,283)	$(290,319)	$1,167,882	$382,888	$(17,195)	$1,243,313
Net income	—	—	—	—	—	2,052	—	2,052
Other comprehensive income	—	—	—	—	—	—	8,341	8,341
Share-based compensation	—	—	—	—	46,912	—	—	46,912
Issuance of common stock under employee stock plans	1,168	1	—	—	16,867	—	—	16,868
Tax payments related to restricted stock units	—	—	—	—	(7,684)	—	—	(7,684)
Common stock repurchases, including excise tax	—	—	(2,523)	(77,988)	—	—	—	(77,988)
Balances as of December 31, 2025	57,833	$58	(12,806)	$(368,307)	$1,223,977	$384,940	$(8,854)	$1,231,814
The accompanying notes are an integral part of these Consolidated Financial Statements.

OMNICELL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2025	2024	2023

	(In thousands)
Operating Activities
Net income (loss)	$2,052	$12,531	$(20,371)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	78,795	82,232	87,319
Loss on disposal of assets	488	978	2,572
Share-based compensation expense	44,502	39,316	55,300
Deferred income taxes	(1,293)	(14,855)	(11,047)
Amortization of operating lease right-of-use assets	7,839	7,523	8,239
Impairment and abandonment of operating lease right-of-use assets related to facilities	—	—	9,998
Impairment of external-use software development costs	599	—	—
Impairment of certain long-lived assets	—	—	1,014
Inventory write-down	—	5,393	—
Amortization of debt issuance costs	2,651	3,788	4,397
Gain on extinguishment of convertible senior notes, net	—	(7,517)	—
Changes in operating assets and liabilities:
Accounts receivable and unbilled receivables	41,424	(5,002)	49,150
Inventories	(11,225)	15,633	38,016
Prepaid expenses	(7,767)	24	1,149
Other current assets	(774)	9,337	(6,821)
Investment in sales-type leases	(10,171)	(10,398)	(10,411)
Prepaid commissions	1,816	(2,242)	7,069
Other long-term assets	4,087	2,161	2,111
Accounts payable	(9,283)	7,210	(17,525)
Accrued compensation	(4,009)	8,553	(21,461)
Accrued liabilities	(18,957)	13,942	(10,343)
Deferred revenues	16,379	28,952	24,058
Operating lease liabilities	(11,725)	(10,737)	(10,918)
Other long-term liabilities	1,872	900	(401)
Net cash provided by operating activities	127,300	187,722	181,094
Investing Activities
Asset acquisition	(2,430)	—	—
External-use software development costs	(17,518)	(16,330)	(13,542)
Purchases of property and equipment	(40,415)	(36,463)	(41,474)
Net cash used in investing activities	(60,363)	(52,793)	(55,016)
Financing Activities
Payments for debt issuance costs for revolving credit facility	—	—	(2,967)
Repayment of convertible senior notes due 2025	(175,000)	—	—
Proceeds from issuance of convertible senior notes, net of issuance costs	—	166,272	—
Partial repurchase of convertible senior notes	—	(391,000)	—
Purchase of convertible note hedge	—	(40,279)	—
Proceeds from sale of warrants	—	25,168	—
Partial unwind of convertible note hedge and warrants	—	(727)	—
Proceeds from issuances under stock-based compensation plans	16,868	13,411	23,216
Employees’ taxes paid related to restricted stock units	(7,684)	(4,827)	(7,366)
Common stock repurchases	(77,600)	—	—
Change in customer funds, net	25,099	(3,596)	10,537
Net cash provided by (used in) financing activities	(218,317)	(235,578)	23,420
Effect of exchange rate changes on cash and cash equivalents	3,798	(1,716)	(1,354)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(147,582)	(102,365)	148,144
Cash, cash equivalents, and restricted cash at beginning of period	398,614	500,979	352,835
Cash, cash equivalents, and restricted cash at end of period	$251,032	$398,614	$500,979
The accompanying notes are an integral part of these Consolidated Financial Statements.

OMNICELL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Year Ended December 31,
	2025	2024	2023

	(In thousands)
Reconciliation of cash, cash equivalents, and restricted cash to the Consolidated Balance Sheets:
Cash and cash equivalents	$196,520	$369,201	$467,972
Restricted cash included in other current assets	54,512	29,413	33,007
Cash, cash equivalents, and restricted cash at end of period	$251,032	$398,614	$500,979

Supplemental cash flow information:
Cash paid for interest	$2,201	$1,624	$1,438

Supplemental disclosure of non-cash investing and financing activities:
Unpaid purchases of property and equipment	$2,271	$1,031	$877
Excise tax payable on common stock repurchases	$388	$—	$—
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
Use of Estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements. These estimates are based on historical experience and various other assumptions that management believes to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact the Company in the future, actual results may be different from the estimates. The Company’s critical accounting estimates are those that affect its financial statements materially and involve difficult, subjective, or complex judgments by management. Those estimates are revenue recognition, inventory valuation, and accounting for income taxes. As of December 31, 2025, the Company is not aware of any events or circumstances that would require an update to its estimates, judgments, or revisions to the carrying value of its assets or liabilities.
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
Consumables. Medication adherence packaging, labeling, and other one-time use packaging including multi-medication adherence packaging and single-dose blister cards, which are used by retail, community, and outpatient pharmacies, as well as by institutional pharmacies serving long-term care and other non-acute healthcare facilities, and are designed to improve patient engagement and adherence to prescriptions.
Technical services. Post-installation technical support and other related services (support and maintenance), including phone and/or web support, on-site service, parts, and access to unspecified software updates and enhancements, if and when available. This revenue category is often supported by multi-year or annual contractual agreements.
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
In addition, the Company has remaining performance obligations associated with contracts for which the associated products have been accepted or associated services have started, but where invoicing has not yet occurred and therefore are not reflected in deferred revenue. These remaining performance obligations are comprised of the non-variable portions of technical services and SaaS and Expert Services provided under non-cancellable contracts with minimum commitments. Remaining performance obligations which are not included in deferred revenues were $388.0 million as of December 31, 2025. Remaining performance obligations are expected to be recognized ratably over the remaining terms of the associated contracts, which terms vary but are generally not more than ten years. Remaining performance obligations do not include product obligations, services where the associated product has not been accepted, services which have not yet started, variable portions of services, and certain other obligations.
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
A portion of the Company’s sales are made to customers who are members of Group Purchasing Organizations (“GPOs”), each of which functions as a purchasing agent on behalf of member hospitals and other healthcare providers. The Company also has a Federal Supply Schedule Contract with the Department of Veterans Affairs (the “GSA Contract”), allowing the Department of Veterans Affairs, the Department of Defense, and other federal government customers to purchase the Company’s products. Pursuant to the terms of GPO agreements and the GSA Contract, each member or agency contracts directly with Omnicell and can purchase the Company’s products at pre-negotiated contract terms and pricing. GPOs are often fully or partially owned by the Company’s customers, and the Company pays fees to the GPO on completed contracts. The Company also pays the Industrial Funding Fee (“IFF”) to the Department of Veterans Affairs under the GSA Contract. The Company considers these fees consideration paid to customers and records them as reductions to revenue. Fees to GPOs and the IFF were $8.8 million, $9.6 million, and $11.2 million for the years ended December 31, 2025, 2024, and 2023, respectively. The accounts receivable balances are with individual members of the GPOs and federal agencies that purchase under the GSA Contract, and therefore no significant concentration of credit risk exists. During the year ended December 31, 2025, sales to members of the ten largest GPOs and federal agencies that purchase under the GSA Contract collectively accounted for approximately 61% of the Company’s total consolidated revenues.
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
Significant changes in the contract assets and the contract liabilities balances during the period are the result of the issuance of invoices and recognition of deferred revenues in the normal course of business. The contract modifications entered into during the year ended December 31, 2025 did not have a significant impact on the Company’s contract assets or deferred revenues.
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

Costs to obtain a contract are allocated amongst performance obligations and recognized as sales and marketing expense consistent with the pattern of revenue recognition. In accordance with GAAP, while certain compensation elements are expensed as incurred, a portion of the pool’s capitalized asset is recorded as an expense over the first seven quarters after booking, which represents the estimated period during which the product revenue associated with the contract is recorded. The remaining capitalized contract costs are recorded as expense ratably over the ten year estimated initial and renewal service periods. The Company recognized contract cost expense of $22.9 million, $19.1 million, and $23.3 million during the years ended December 31, 2025, 2024, and 2023, respectively. The commission expenses paid or due to be paid as of the consolidated balance sheet date, to be recognized in future periods, are recorded in long-term prepaid commissions on the Consolidated Balance Sheets. Capitalized costs are periodically reviewed for impairment. There was no impairment loss recorded related to capitalized prepaid commissions as of and for the year ended December 31, 2025.
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

The allowance for credit losses is presented in the Consolidated Balance Sheets as a deduction from the respective asset balance. As of December 31, 2025 and 2024, the allowance for credit losses for long-term unbilled receivables and net investment in sales-type leases were not material.
Funds Held for Customers and Customer Fund Liabilities
The Company offers certain products and services in which it is customary for insurance payors to submit funds to the Company which are collected on behalf of, and, after a short holding period, disbursed to, the Company’s customers. The Company presents amounts collected from insurance payors and amounts due to be disbursed to customers on a gross basis within other current assets and accrued liabilities, respectively, in the Consolidated Balance Sheets, as such amounts are expected to be settled within one year. Generally, any funds received from the pharmacies or insurance payors that are held by the Company are segregated from its other corporate cash accounts. These funds are classified as restricted cash as the Company is contractually obligated to disburse these amounts to customers.
Sales of Accounts Receivable
The Company records the sale of its accounts receivables in accordance with accounting guidance for transfers and servicing of financial assets. The Company transferred non-recourse accounts receivable totaling $15.0 million, $17.3 million, and $5.7 million during the years ended December 31, 2025, 2024, and 2023, respectively, which approximated fair value, to leasing companies on a non-recourse basis.
Cash and Cash Equivalents
The Company classifies all highly-liquid investments with original maturities of three months or less as cash equivalents. The Company’s cash and cash equivalent balances include bank accounts and highly-liquid U.S. Government money market funds held in sweep and asset management accounts with financial institutions of high credit quality. As of December 31, 2025, a substantial portion of the Company’s cash and cash equivalents were held with a limited number of financial institutions and money market funds, which may expose the Company to concentration risk in the event of a failure or adverse condition affecting those entities. The Company continuously monitors the credit worthiness of the financial institutions in which it invests. The Company has not experienced any credit losses from its cash equivalents. Cash and cash equivalents were $196.5 million and $369.2 million as of December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, cash equivalents were $148.6 million and $328.0 million, respectively, which consisted of money market funds held in sweep and asset management accounts. The Company recorded interest income on its cash and cash equivalents of $11.9 million, $24.9 million, and $18.8 million for the years ended December 31, 2025, 2024, and 2023, respectively, which is included within interest and other income (expense), net in the Consolidated Statements of Operations.
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

The Company has a supply agreement with one primary supplier for construction and supply of several sub-assemblies and inventory management of sub-assemblies used in its hardware products. There are no minimum purchase requirements. The contract with the Company’s supplier may be terminated by either the supplier or by the Company without cause and at any time upon delivery of six months’ notice. Purchases from this supplier were $93.9 million, $59.1 million, and $65.8 million for the years ended December 31, 2025, 2024, and 2023, respectively.
Shipping Costs
Outbound freight billed to customers is recorded as product revenue. The related shipping and handling costs are expensed as part of selling, general, and administrative expense. Shipping and handling expenses were $18.0 million, $15.7 million, and $18.6 million for the years ended December 31, 2025, 2024, and 2023, respectively.
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
The Company capitalizes costs related to computer software developed or obtained for internal-use in accordance with ASC 350-40, Internal-Use Software. Software developed or obtained for internal-use includes certain costs for the development of the Company’s subscription and cloud-based offerings sold to its customers, as well as enterprise-level business and finance software that the Company customizes to meet its specific operational needs. Costs incurred in the application development phase are capitalized and amortized over their useful lives, which is generally five years. Costs incurred in the preliminary project phase and the post-implementation phase are expensed as incurred. During the years ended December 31, 2025 and 2024, the Company capitalized $28.3 million and $28.5 million, respectively, of costs related to the application development of enterprise-level software and its subscription and cloud-based offerings, which are included in property and equipment. Capitalized costs related to computer software developed or obtained for internal-use are included in purchases of property and equipment in the Consolidated Statements of Cash Flows.
Depreciation and amortization is computed by use of the straight-line method over the estimated useful lives of the assets as stated below:

Purchased software and internal-use software development costs	3 - 5 years
Leasehold and building improvements	Shorter of the lease term or the estimated useful life
Furniture and fixtures	5 - 7 years
Equipment	2 - 12 years
External-Use Software Development Costs
The Company capitalizes certain software development costs in accordance with ASC 985-20, Costs of Software to Be Sold, Leased, or Marketed, under which those costs incurred subsequent to the establishment of technological feasibility may be capitalized and amortized over the estimated lives of the related products. The Company establishes technological feasibility when it completes a detail program design or a working model. The Company amortizes development costs over the estimated lives of the related products, which is generally five years. All development costs prior to the completion of a detail program design or a working model are recognized as research and development expense. The Company capitalized external-use software development costs of $18.1 million and $17.2 million that were included in other long-term assets as of December 31, 2025 and 2024, respectively.
Cloud Computing Costs
The Company capitalizes certain costs associated with cloud computing arrangements that are associated with service contracts, which are amortized using the straight-line method over the term of the arrangement. As of December 31, 2025 and 2024, capitalized costs associated with cloud computing arrangements, net of accumulated amortization, were $4.6 million and $5.0 million, respectively.

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
The Company performed a qualitative impairment assessment analysis as of October 1, 2025 for its reporting unit taking into consideration past, current, and projected future earnings, recent trends and market conditions, and valuation metrics involving similar companies that are publicly-traded. Based on the result of this analysis, an impairment does not exist as of December 31, 2025, and there were no accumulated impairment losses.

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
The Company assesses the impairment of identifiable intangible assets whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable. Recoverability of an asset is measured by the comparison of the carrying amount to the sum of the undiscounted estimated future cash flows the asset is expected to generate, offset by estimated future costs to dispose of the product to which the asset relates. If an asset is considered to be impaired, the amount of such impairment would be measured as the difference between the carrying amount of the asset and its fair value. The Company’s cash flow assumptions are based on historical and forecasted future revenue, operating costs, and other relevant factors. Assumptions and estimates about the remaining useful lives of the Company’s intangible assets are subjective and are affected by changes to its business strategies. If management’s estimates of future operating results change, or if there are changes to other assumptions, the estimate of the fair value of the Company’s assets could change significantly. Such change could result in impairment charges in future periods, which could have a significant impact on the Company’s operating results and financial condition. For the years ended December 31, 2025 and 2024, there were no events or changes in circumstances to indicate that intangible assets carrying amounts may not be recoverable.
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
Recently Adopted Authoritative Guidance
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The Company adopted ASU 2023-09 for the year ended December 31, 2025 on a prospective basis. Refer to Note 17, Income Taxes, for further information regarding the Company’s income tax disclosures.
Recently Issued Authoritative Guidance
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
As the Company has a single reportable segment and is managed on a consolidated basis, the measure of segment profit or loss that the CODM uses to allocate resources and assess performance is consolidated net income (loss) as reported on the Consolidated Statements of Operations. The CODM uses this key measure to evaluate income generated from segment assets in deciding how to reinvest profits as well as monitor budget versus actual results.
The CODM is also provided with certain segment assets, primarily those that impact liquidity, such as cash and cash equivalents, accounts receivable and inventories, as well as certain liabilities such as accounts payable and outstanding debt. Assets and liabilities provided to the CODM are consistent with those reported on the Consolidated Balance Sheets. In addition, the CODM is regularly provided with significant expenses, which are adjusted cost of product and service revenues and adjusted operating expenses. These significant expenses are adjusted for certain non-cash charges and expenses that are unrelated to the Company’s ongoing operations. Adjusted cost of product revenues and adjusted cost of service revenues exclude certain items such as share-based compensation expense, amortization of acquired intangibles, and certain restructuring and severance charges. Adjusted operating expenses include research and development, and selling, general and administrative expenses, and exclude certain items such as share-based compensation expense, amortization of acquired intangibles, legal and regulatory expenses, and certain restructuring and severance charges. To align with the significant expenses provided to the

CODM for the year ended December 31, 2025, certain prior-year significant expenses have been recast to conform with current-period presentation. Depreciation and amortization expense for the Company’s single reportable segment was $78.8 million, $82.2 million, and $87.3 million for the years ended December 31, 2025, 2024, and 2023, respectively.
The following table summarizes the Company’s reportable segment revenues and significant expenses, reconciled to the Company’s consolidated net income (loss):

	Year Ended December 31,
	2025	2024	2023

	(In thousands)
Total revenues	$1,184,845	$1,112,238	$1,147,112
Less:
Adjusted cost of product revenues	(375,363)	(367,638)	(400,226)
Adjusted cost of service revenues	(292,853)	(253,196)	(227,504)
Adjusted operating expenses	(433,423)	(413,280)	(437,857)
Other segment items (1)	(78,046)	(77,787)	(116,393)
Interest and other income (expense), net	6,165	25,256	14,760
Provision for income taxes	9,273	13,062	263
Net income (loss)	$2,052	$12,531	$(20,371)
_________________________________________________
(1)    Other segment items include certain non-cash charges and expenses that are unrelated to the Company’s ongoing operations. Such charges and expenses consist of items such as share-based compensation, amortization of acquired intangible assets, legal and regulatory expenses, and certain restructuring and severance charges.
Note 3.    Revenues
Disaggregation of Revenues
The following table summarizes the Company’s revenues disaggregated by revenue type:

	Year Ended December 31,
	2025	2024	2023

	(In thousands)
Connected devices, software licenses, and other	$565,475	$539,168	$623,584
Consumables	100,222	91,339	84,977
Technical services	260,063	238,211	225,831
SaaS and Expert Services	259,085	243,520	212,720
Total revenues	$1,184,845	$1,112,238	$1,147,112
The following table summarizes the Company’s revenues disaggregated by geographic region, which is determined based on customer location:

	Year Ended December 31,
	2025	2024	2023

	(In thousands)
United States	$1,065,071	$1,012,373	$1,011,380
Rest of world (1)	119,774	99,865	135,732
Total revenues	$1,184,845	$1,112,238	$1,147,112
_________________________________________________
(1)    No individual country represented more than 10% of total revenues.

Contract Assets and Contract Liabilities
The following table reflects the Company’s contract assets and contract liabilities:

	December 31,
	2025	2024

	(In thousands)
Short-term unbilled receivables, net (1)	$28,396	$32,917
Long-term unbilled receivables, net (2)	3,521	7,873
Total contract assets	$31,917	$40,790

Short-term deferred revenues	$171,861	$141,370
Long-term deferred revenues	63,254	76,123
Total contract liabilities	$235,115	$217,493
_________________________________________________
(1)    Included in accounts receivable and unbilled receivables in the Consolidated Balance Sheets.
(2)    Included in other long-term assets in the Consolidated Balance Sheets.
During the year ended December 31, 2025, the Company recognized revenues of $124.9 million that were included in the corresponding short-term deferred revenues balance of $141.4 million as of December 31, 2024.
Significant Customers
There were no customers that accounted for more than 10% of the Company’s total revenues for the years ended December 31, 2025, 2024, and 2023. Also, there were no customers that accounted for more than 10% of the Company’s accounts receivable and unbilled receivables balance as of December 31, 2025 and 2024.
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

The basic and diluted net income (loss) per share calculations were as follows:

	Year Ended December 31,
	2025	2024	2023

	(In thousands, except per share data)
Net income (loss)	$2,052	$12,531	$(20,371)
Weighted-average shares outstanding – basic	45,965	46,047	45,212
Effect of dilutive securities from stock award plans	397	208	—
Weighted-average shares outstanding – diluted	46,362	46,255	45,212
Net income (loss) per share – basic	$0.04	$0.27	$(0.45)
Net income (loss) per share – diluted	$0.04	$0.27	$(0.45)

Anti-dilutive weighted-average shares related to stock award plans	2,377	2,793	3,368
Anti-dilutive weighted-average shares related to convertible senior notes and warrants	6,026	9,622	11,816
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
The following table summarizes the carrying amounts, net of unamortized debt issuance costs, and fair values of the convertible senior notes:

	As of December 31,
	2025	2024

	(In thousands)
Net carrying amount:
2025 Notes	$—	$174,324
2029 Notes	167,596	166,397
Total net carrying amount	$167,596	$340,721

Fair value:
2025 Notes	$—	$167,129
2029 Notes	185,869	181,320
Total fair value	$185,869	$348,449

Note 6.    Balance Sheet Components
Balance sheet details are presented in the tables below:

	December 31,
	2025	2024

	(In thousands)
Inventories:
Raw materials	$26,245	$33,501
Work in process	1,321	1,515
Finished goods	73,339	53,643
Total inventories	$100,905	$88,659

Other current assets:
Funds held for customers, including restricted cash (1)	$101,104	$47,846
Deferred cost of sales	10,819	8,704
Net investment in sales-type leases, current portion	14,648	12,475
Prepaid income taxes	1,836	1,334
Other current assets	3,670	4,934
Total other current assets	$132,077	$75,293

Other long-term assets:
External-use software development costs, net	$54,197	$58,436
Unbilled receivables, net	3,521	7,873
Deferred debt issuance costs	2,164	2,940
Other long-term assets	10,322	10,057
Total other long-term assets	$70,204	$79,306

Accrued liabilities:
Operating lease liabilities, current portion	$11,955	$10,702
Customer fund liabilities	101,104	47,846
Advance payments from customers	10,514	12,760
Rebate liabilities	44,722	49,300
Taxes payable	4,017	11,443
Other accrued liabilities	31,274	35,844
Total accrued liabilities	$203,586	$167,895
_________________________________________________
(1)    Includes restricted cash of $54.5 million and $29.4 million as of December 31, 2025 and 2024, respectively.
The following table summarizes the changes in accumulated balances of other comprehensive income (loss), which consisted of foreign currency translation adjustments:

(In thousands)
Balance as of December 31, 2023	$(13,432)
Other comprehensive loss	(3,763)
Balance as of December 31, 2024	(17,195)
Other comprehensive income	8,341
Balance as of December 31, 2025	$(8,854)

Note 7.    Property and Equipment
The following table represents the property and equipment balances:

	December 31,
	2025	2024

	(In thousands)
Equipment	$104,071	$99,728
Furniture and fixtures	4,672	4,809
Leasehold improvements	18,606	17,722
Purchased software and internal-use software development costs	165,885	146,287
Construction in progress	23,426	12,539
Property and equipment, gross	316,660	281,085
Accumulated depreciation and amortization	(196,549)	(168,393)
Total property and equipment, net	$120,111	$112,692
Depreciation and amortization expense of property and equipment was $35.4 million, $34.5 million, and $27.0 million for the years ended December 31, 2025, 2024, and 2023, respectively, of which amortization expense related to purchased software and internal-use software development costs was $23.1 million, $19.4 million, and $10.8 million for the years ended December 31, 2025, 2024, and 2023, respectively.
The geographic location of the Company’s property and equipment, net, is based on the physical location in which it is located. The following table summarizes the geographic information for property and equipment, net:

	December 31,
	2025	2024

	(In thousands)
United States	$116,102	$109,534
Rest of world	4,009	3,158
Total property and equipment, net	$120,111	$112,692

Note 8.    External-Use Software Development Costs
The carrying amounts of external-use software development costs were as follows:

	December 31,
	2025	2024

	(In thousands)
Gross carrying amount	$266,523	$249,335
Accumulated amortization	(212,326)	(190,899)
External-use software development costs, net (1)	$54,197	$58,436
_________________________________________________
(1)     Included in other long-term assets in the Consolidated Balance Sheets.
The Company recorded $21.8 million, $24.9 million, and $28.7 million to cost of product revenues for amortization of external-use software development costs for the years ended December 31, 2025, 2024, and 2023, respectively.

The estimated future amortization expenses for external-use software development costs were as follows:

December 31, 2025

(In thousands)
2026	$18,896
2027	13,791
2028	9,933
2029	7,306
2030	3,443
Thereafter	828
Total	$54,197
Note 9.    Goodwill and Intangible Assets
Goodwill
The following table represents changes in the carrying amount of goodwill:

(In thousands)
Balance as of December 31, 2023	$735,810
Foreign currency exchange rate fluctuations	(1,083)
Balance as of December 31, 2024	734,727
Foreign currency exchange rate fluctuations	3,219
Balance as of December 31, 2025	$737,946
Intangible Assets, Net
The carrying amounts and useful lives of intangible assets were as follows:

	December 31, 2025
	Gross carrying amount (1)	Accumulated amortization	Foreign currency exchange rate fluctuations	Net carrying amount	Useful life (years)

	(In thousands, except for years)
Customer relationships	$306,419	$(148,990)	$(1,317)	$156,112	10 - 30
Acquired technology	39,715	(26,358)	—	13,357	4 - 20
Trade names	2,400	(2,400)	—	—	5
Patents	1,656	(1,020)	—	636	2 - 20
Total intangible assets, net	$350,190	$(178,768)	$(1,317)	$170,105

	December 31, 2024
	Gross carrying amount (1)	Accumulated amortization	Foreign currency exchange rate fluctuations	Net carrying amount	Useful life (years)

	(In thousands, except for years)
Customer relationships	$307,418	$(133,111)	$(1,373)	$172,934	4 - 30
Acquired technology	46,134	(32,421)	—	13,713	4 - 20
Trade names	2,400	(1,580)	—	820	5
Patents	2,291	(1,492)	—	799	2 - 20
Total intangible assets, net	$358,243	$(168,604)	$(1,373)	$188,266
_________________________________________________
(1)    The differences in gross carrying amounts between periods are primarily due to the write-off of certain fully amortized intangible assets.
Amortization expense of intangible assets was $21.6 million, $22.8 million, and $31.6 million for the years ended December 31, 2025, 2024, and 2023, respectively.
The estimated future amortization expenses for amortizable intangible assets were as follows:

December 31, 2025

(In thousands)
2026	$17,998
2027	16,516
2028	15,448
2029	13,950
2030	10,443
Thereafter	95,750
Total	$170,105
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
As of both December 31, 2025 and December 31, 2024, the Company had $350.0 million of funds available under the Current Revolving Credit Facility. As of December 31, 2025 and 2024, the Company had no outstanding balance under the Current Revolving Credit Facility. The Company was in compliance with all covenants as of December 31, 2025.
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
In November 2024, the Company entered into separate, privately negotiated transactions with certain holders of the 2025 Notes to repurchase $400.0 million of aggregate principal amount of the 2025 Notes for approximately $391.0 million of cash. The Company accounted for the partial repurchase of 2025 Notes as a debt extinguishment and recorded a $7.2 million gain on extinguishment, which included a partial write-off of previously deferred debt issuance costs of $1.8 million during the year ended December 31, 2024.
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
During the three months ended December 31, 2025 and 2024, none of the conditional conversion features of the 2029 Notes were triggered, and therefore, the 2029 Notes are not convertible during the first quarter of 2026, commencing on January 1, 2026, and were not convertible during the first quarter of 2025, commencing on January 1, 2025.
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
If the Company undergoes a fundamental change (as defined in the 2029 Notes Indenture), holders may require, subject to certain exceptions, the Company to repurchase for cash all or any portion of their 2029 Notes at a fundamental change repurchase price equal to 100% of the principal amount of the 2029 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. As of December 31, 2025, none of the criteria for a fundamental change or a conversion rate adjustment had been met.
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

The debt issuance costs associated with the 2029 Notes are being amortized to interest expense over the term of the 2029 Notes using an effective interest rate of 1.75%. As of December 31, 2025, the remaining life of the 2029 Notes and the related issuance cost accretion is approximately 3.9 years.
The maximum number of shares issuable upon conversion, including the effect of a fundamental change and subject to other conversion rate adjustments, would be approximately 3.0 million shares. As of December 31, 2025, the if-converted value of the 2029 Notes did not exceed the principal amount.
The 2025 Notes and the 2029 Notes consisted of the following balances:

	December 31,
	2025	2024

	(In thousands)
2025 Notes:
Principal amount	$—	$175,000
Unamortized debt issuance costs	—	(676)
Convertible senior notes, net, current	$—	$174,324

2029 Notes:
Principal amount	$172,500	$172,500
Unamortized debt issuance costs	(4,904)	(6,103)
Convertible senior notes, net, noncurrent	$167,596	$166,397
The following table summarizes the components of interest expense resulting from the 2025 Notes and the 2029 Notes recognized in interest and other income (expense), net in the Consolidated Statements of Operations:

	Year Ended December 31,
	2025	2024	2023

	(In thousands)
Contractual coupon interest:
2025 Notes	$310	$1,332	$1,438
2029 Notes	$1,725	$182	$—
Amortization of debt issuance costs:
2025 Notes	$676	$2,886	$3,091
2029 Notes	$1,199	$125	$—
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
Note 12.     Lessor Leases
Sales-Type Leases
The following table presents the Company’s income recognized from sales-type leases:

	Year Ended December 31,
	2025	2024	2023

	(In thousands)
Sales-type lease revenues	$26,903	$31,624	$36,208
Cost of sales-type lease revenues	(14,242)	(18,518)	(18,093)
Selling profit on sales-type lease revenues	$12,661	$13,106	$18,115
The receivables as a result of these types of transactions are collateralized by the underlying equipment leased and consist of the following components:

	December 31,
	2025	2024

	(In thousands)
Net minimum lease payments to be received	$88,372	$77,976
Less: Unearned interest income portion	(12,982)	(12,757)
Net investment in sales-type leases	75,390	65,219
Less: Current portion (1)	(14,648)	(12,475)
Long-term investment in sales-type leases, net	$60,742	$52,744
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

The maturity schedule of future minimum lease payments under sales-type leases retained in-house and the reconciliation to the net investment in sales-type leases reported on the Consolidated Balance Sheets was as follows:

December 31, 2025

(In thousands)
2026	$17,859
2027	17,052
2028	15,968
2029	13,375
2030	10,181
Thereafter	13,937
Total future minimum sales-type lease payments	88,372
Present value adjustment	(12,982)
Total net investment in sales-type leases	$75,390
Note 13.     Lessee Leases
The Company has operating leases for office buildings, data centers, office equipment, and vehicles. The Company’s leases have initial terms of one to twelve years. As of December 31, 2025, the Company did not have any additional material operating leases that were entered into, but not yet commenced.
The maturity schedule of future minimum lease payments under operating leases and the reconciliation to the operating lease liabilities reported on the Consolidated Balance Sheets was as follows:

December 31, 2025

(In thousands)
2026	$13,645
2027	11,665
2028	9,956
2029	3,154
2030	618
Thereafter	1,276
Total operating lease payments	40,314
Present value adjustment	(3,565)
Total operating lease liabilities (1)	$36,749
_________________________________________________
(1)    Amount consists of a current and long-term portion of operating lease liabilities of $12.0 million and $24.8 million, respectively. The current portion of the operating lease liabilities is included in accrued liabilities in the Consolidated Balance Sheets.
Operating lease costs were $10.1 million, $10.3 million, and $10.8 million for the years ended December 31, 2025, 2024, and 2023, respectively. Short-term lease costs and variable lease costs were not material for the years ended December 31, 2025, 2024, and 2023. During the year ended December 31, 2023, the Company recorded impairment and abandonment charges to operating lease right-of-use assets of $10.0 million, in connection with restructuring activities to reduce its real estate footprint and for optimization of certain leased facilities. The impairment and abandonment charges were recorded to selling, general, and administrative expenses on the Company’s Consolidated Statements of Operations. Refer to Note 18, Restructuring Expenses, for additional information regarding the Company’s restructuring activities.

The following table summarizes supplemental cash flow information related to the Company’s operating leases:

	Year Ended December 31,
	2025	2024	2023

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities	$13,954	$13,193	$13,469
Right-of-use assets obtained in exchange for new lease liabilities	$6,353	$9,002	$6,431
The following table summarizes the weighted-average remaining lease term and weighted-average discount rate related to the Company’s operating leases:

	December 31,
	2025	2024
Weighted-average remaining lease term, years	3.4	4.1
Weighted-average discount rate, %	5.5%	5.8%
Note 14.     Commitments and Contingencies
Purchase Obligations
In the ordinary course of business, the Company issues purchase orders based on its current manufacturing needs. As of December 31, 2025, the Company had non-cancelable purchase commitments of $130.5 million, of which $123.1 million are expected to be paid within the next twelve months.
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
From time to time, the Company may also warrant that its professional services will conform to certain representations, which may include that such services will be performed in a good and workmanlike manner or in a professional manner consistent with industry standards. The Company generally seeks to disclaim most warranties, including any implied or statutory warranties such as warranties of merchantability, fitness for a particular purpose, title, quality, and non-infringement, as well as any liability with respect to incidental, consequential, special, exemplary, punitive, or similar damages. In some states, such disclaimers may not be enforceable. If necessary, the Company would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history. The Company has not been subject to any significant claims for such losses and has not incurred any material costs in defending or settling claims related to these indemnification obligations. Accordingly, the Company believes it is unlikely that the Company will be required to pay any material amounts pursuant to these indemnification obligations or potential warranty claims and, therefore, no material liabilities have been recorded for such indemnification obligations as of December 31, 2025 and 2024.
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

Share-Based Compensation Expense
The following table sets forth the total share-based compensation expense:

	Year Ended December 31,
	2025	2024	2023

	(In thousands)
Cost of product and service revenues	$4,896	$6,373	$8,288
Research and development	3,765	4,441	6,941
Selling, general, and administrative	35,841	28,502	40,071
Total share-based compensation expense	$44,502	$39,316	$55,300
During the years ended December 31, 2025 and 2024, the Company capitalized approximately $2.4 million and $3.6 million, respectively, of non-cash share-based compensation expense to internal-use and external-use software development costs related to internal labor. The Company did not capitalize any material non-cash share-based compensation expense to inventory during the years ended December 31, 2025 and 2024. Income tax expense realized from share-based compensation was $4.4 million, $5.4 million, and $6.5 million for the years ended December 31, 2025, 2024, and 2023, respectively.
Employee Stock Purchase Plan (“ESPP”)
The following assumptions were used to value shares under the ESPP:

Year Ended December 31,
	2025	2024	2023
Expected life, years	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Expected volatility, %	45.8% - 58.7%	33.7% - 58.7%	31.7% - 63.9%
Risk-free interest rate, %	3.9% -5.2%	1.5% -5.5%	0.1% - 5.5%
Dividend yield, %	—%	—%	—%
For the years ended December 31, 2025 and 2024, employees purchased approximately 612,000 and 524,000 shares of common stock, respectively, under the ESPP at a weighted-average price of $24.55 and $24.14, respectively.
Stock Options
There were no stock options granted during the years ended December 31, 2025 and 2024. During the year ended December 31, 2023, the Company granted 200,000 shares of options at the weighted-average fair value per share of options of $19.48.
The following table summarizes the stock option activity under the 2009 Plan:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Years	Aggregate Intrinsic Value

	(In thousands, except per share data)
Outstanding at December 31, 2024	1,760	$67.51	3.6	$2,619
Granted	—	—
Exercised	(63)	29.13
Expired	(344)	72.55
Forfeited	—	—
Outstanding at December 31, 2025	1,353	$68.10	3.2	$1,787
Exercisable at December 31, 2025	1,353	$68.10	3.2	$1,787
Vested and expected to vest at December 31, 2025 and thereafter	1,353	$68.10	3.2	$1,787

Restricted Stock Units (“RSUs”)
The following table summarizes the RSU activity under the 2009 Plan:

	Number of Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Years	Aggregate Intrinsic Value

	(In thousands, except per share data)
Outstanding at December 31, 2024	1,614	$54.58	1.6	$71,849
Granted	994	32.13
Vested	(534)	62.70
Forfeited	(413)	49.86
Outstanding and unvested at December 31, 2025	1,661	$39.65	1.5	$75,261
The weighted-average grant date fair value per share of RSUs granted during the years ended December 31, 2025, 2024, and 2023 was $32.13, $40.35, and $63.74, respectively. The total fair value of RSUs that vested in the years ended December 31, 2025, 2024, and 2023 was $33.5 million, $34.1 million, and $38.0 million, respectively.
As of December 31, 2025, total unrecognized compensation cost related to RSUs was $44.9 million, which is expected to be recognized over the remaining weighted-average vesting period of 2.7 years.
Performance-Based Stock Unit Awards (“PSUs”)
During the year ended December 31, 2024, the Company granted 177,069 PSUs to its executive officers, of which 176% became eligible for vesting upon the achievement of a certain level of shareholder return. During the year ended December 31, 2025, the Company granted 139,348 PSUs to its executive officers, of which 0% to 200% may become eligible for vesting depending on the level of shareholder return for the period from March 1, 2025 through March 1, 2026.
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
The following table summarizes the PSU activity under the 2009 Plan:

	Number of Shares	Weighted-Average Grant Date Fair Value

	(In thousands, except per share data)
Outstanding at December 31, 2024	177	$28.67
Granted (Awarded)	139	32.66
Additional granted based on performance achievement	135	28.67
Vested (Released)	(136)	28.67
Forfeited	(21)	28.67
Outstanding and unvested at December 31, 2025	294	$30.56
The weighted-average grant date fair value per share of PSUs granted during the years ended December 31, 2025, 2024, and 2023 was $32.66, $28.67, and $122.29, respectively. The total fair value of PSUs that vested in the years ended December 31, 2025, 2024, and 2023 was $3.9 million, $1.6 million, and $6.1 million, respectively.
As of December 31, 2025, total unrecognized compensation cost related to PSUs was approximately $2.3 million, which is expected to be recognized over the remaining weighted-average vesting period of 2.1 years.

Summary of Shares Reserved for Future Issuance under Equity Incentive Plans
The Company had the following ordinary shares reserved for future issuance under its equity incentive plans as of December 31, 2025:

Number of Shares

(In thousands)
Stock options outstanding	1,353
Non-vested restricted stock awards	2,009
Shares authorized for future issuance	3,857
ESPP shares available for future issuance	2,114
Total shares reserved for future issuance	9,333
401(k) Plan
The Company has established a pre-tax savings plan under Section 401(k) of the Internal Revenue Code of 1986, as amended. The 401(k) Plan allows eligible employees in the United States to voluntarily contribute a portion of their pre-tax salary, subject to a maximum limit specified in the Internal Revenue Code. The Company generally matches 50% of employee contributions up to $3,000, annually. The Company’s contributions under this plan were $7.9 million, $7.5 million, and $7.9 million in the years ended December 31, 2025, 2024, and 2023, respectively.
Note 16.    Stock Repurchase Programs
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
As of December 31, 2024, the maximum dollar value of shares that may yet be purchased under the 2016 Repurchase Program was $2.7 million and during the second quarter of 2025, the 2016 Repurchase Program was completed. As of December 31, 2025, the 2025 Repurchase Program was substantially completed.
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
During the year ended December 31, 2025, the Company repurchased approximately 2,523,000 shares of its common stock under the repurchase programs at an average price of $30.74 per share for an aggregate purchase price of approximately $77.6 million. During the years ended December 31, 2023 and 2024, the Company did not repurchase any of its outstanding common stock under the 2016 Repurchase Program.

Note 17.     Income Taxes
The following is a geographical breakdown of income (loss) before income taxes:

	Year Ended December 31,
	2025	2024	2023

	(In thousands)
Domestic	$10,154	$19,757	$(28,105)
Foreign	1,171	5,836	7,997
Income (loss) before income taxes	$11,325	$25,593	$(20,108)
The provision for income taxes consisted of the following:

	Year Ended December 31,
	2025	2024	2023

	(In thousands)
Current:
Federal	$3,309	$21,805	$8,556
State	5,490	4,964	1,471
Foreign	982	846	840
Total current income taxes	9,781	27,615	10,867
Deferred:
Federal	2,215	(14,416)	(8,002)
State	(2,023)	115	(2,261)
Foreign	(700)	(252)	(341)
Total deferred income taxes	(508)	(14,553)	(10,604)
Total provision for income taxes	$9,273	$13,062	$263

The following table provides the updated disclosure requirements under ASU 2023-09, which the Company adopted prospectively for annual periods beginning in 2025. The provision for income taxes differs from the amount computed by applying the statutory federal tax rate as follows:

	Year Ended December 31,
	2025

	(In thousands)	%
U.S. federal tax provision at statutory rate	$2,378	21%
State income taxes, net of federal benefit (1)	2,313	20%
Foreign rate differential:
Germany
Statutory rate difference between Germany and U.S.	22	—%
Effect of changes in tax laws or rates enacted in the current period	850	8%
Net operating loss (“NOL”) adjustment due to audit settlement	(1,083)	(10)%
Other	218	2%
Other	(229)	(2)%
Effect of cross-border tax laws:
Global intangible low-taxed income	1,499	13%
Foreign derived intangible income (“FDII”)	(1,146)	(10)%
Other	105	1%
Tax credits:
Research and development (“R&D”) credits	(3,795)	(34)%
Non-taxable or non-deductible items:
Share-based compensation expense	4,520	41%
Non-deductible officer compensation (Section 162(m))	2,320	20%
Meals and entertainment	567	5%
Other adjustments	(13)	—%
Changes in unrecognized tax benefits	747	7%
Total provision for income taxes	$9,273	82%
_________________________________________________
(1)    State taxes in New York, Texas, Pennsylvania, Florida and Minnesota made up the majority (greater than 50%) of the tax effect in this category.

As previously disclosed for the years ended December 31, 2024 and 2023, prior to the adoption of ASU 2023-09, the provision for income taxes differs from the amount computed by applying the statutory federal tax rate as follows:

	Year Ended December 31,
	2024	2023

	(In thousands)
U.S. federal tax provision at statutory rate	$5,375	$(4,223)
State taxes	4,037	(624)
Section 162(m) limitation	531	1,286
Non-deductible expenses	510	531
Uncertain tax positions	(881)	(620)
Share-based compensation tax expense	6,078	7,384
Research tax credits	(3,531)	(4,587)
Gain on extinguishment of debt	477	—
Foreign-derived intangible income deduction	(229)	(325)
Global intangible low-taxed income inclusion	826	—
Foreign rate differential	122	219
Foreign branch taxes	(7)	6
Transaction cost	—	—
Provision to return true up	(244)	697
State rate true up	—	528
Other	(2)	(9)
Total provision for income taxes	$13,062	$263
The amount of cash income taxes paid, net of refunds received, consisted of the following:

Year Ended December 31,
2025

(In thousands)
U.S. Federal (1)	$11,500
U.S. State and Local	6,279
Foreign	631
Total cash paid for income taxes, net of refunds received	$18,410
_________________________________________________
(1)    Individual jurisdictions equaling 5% or more of the total income taxes paid, net of refunds received, for the year ended December 31, 2025 include U.S. Federal of $11.5 million.
The amount of cash income taxes paid, net of refunds received, by the Company during the years ended December 31, 2024 and 2023 was $11.3 million and $20.2 million, respectively.
The Organization for Economic Co-Operation and Development (“OECD”) introduced Base Erosion and Profit Shifting (“BEPS”) Pillar Two rules that impose a global minimum tax rate of 15% on multi-national corporations. These rules did not have an impact on the Company’s provision for income taxes for the year ended December 31, 2025. The Company continues to monitor evolving tax legislation in the jurisdictions in which it operates.

Significant components of the Company’s deferred tax assets (liabilities) were as follows:

	December 31,
	2025	2024

	(In thousands)
Deferred tax assets:
Deferred revenues	$40,549	$23,550
Share-based compensation	8,992	9,915
Inventory-related items	6,424	6,055
Tax credit carryforwards	12,531	12,843
Reserves and accruals	10,575	8,384
Loss carryforwards	6,802	6,493
Lease liability	9,111	10,615
Convertible debt	8,318	11,276
Capitalized research and development	40,788	49,380
Other, net	1,139	1,580
Gross deferred tax assets	145,229	140,091
Valuation allowance	—	—
Total net deferred tax assets	145,229	140,091

Deferred tax liabilities:
Intangibles	(23,837)	(27,057)
Depreciation and amortization	(43,388)	(35,759)
Prepaid expenses	(14,224)	(14,466)
Right-of-use assets	(6,126)	(6,448)
Total deferred tax liabilities	(87,575)	(83,730)

Net deferred tax assets	$57,654	$56,361
Deferred income tax assets (liabilities) are provided for temporary differences that will result in future tax deductions or future taxable income, as well as the future benefit of tax credit carryforwards. The Company recognizes deferred tax assets to the extent that it believes these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing temporary differences, projected future taxable income, tax planning strategies, and results of recent operations. As of December 31, 2025 and 2024, the Company does not have a valuation allowance against any of its deferred tax assets.
As of December 31, 2025, the Company had no federal net operating loss carryforward and $9.5 million of state net operating loss carryforwards. The Company also has $22.4 million of foreign net operating losses carried forward indefinitely. For income tax purposes, the Company had no federal research tax credit carryforward and a California research tax credit carryforward of $21.2 million. California research tax credits are carried forward indefinitely to reduce cash taxes payable.
It is the Company’s practice and intention to reinvest the earnings of its non-U.S. subsidiaries in those operations. As of December 31, 2025, the Company has not made a provision for U.S. federal income, withholding, and state income taxes on the outside basis difference related to certain foreign subsidiaries because earnings are intended to be indefinitely reinvested in operations outside the U.S.
The Company files income tax returns in the United States and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examinations by taxing authorities, including major jurisdictions such as the United States, Germany, Italy, France, the United Kingdom and India. With few exceptions, as of December 31, 2025, the Company was no longer subject to federal U.S., state, and foreign tax examinations for years before 2022, 2021, and 2021, respectively.

The following table summarizes the aggregate change in the balance of gross unrecognized tax benefit, which excludes interest and penalties:

(In thousands)
Balance as of December 31, 2022	$9,296
Increases related to tax positions taken during a prior period	750
Decreases related to tax positions taken during the prior period	(161)
Increases related to tax positions taken during the current period	1,566
Decreases related to expiration of statute of limitations	(703)
Balance as of December 31, 2023	10,748
Increases related to tax positions taken during a prior period	4
Decreases related to tax positions taken during the prior period	(138)
Increases related to tax positions taken during the current period	1,163
Decreases related to settlements	(333)
Decreases related to expiration of statute of limitations	(952)
Balance as of December 31, 2024	10,492
Increases related to tax positions taken during a prior period	4
Decreases related to tax positions taken during the prior period	(32)
Increases related to tax positions taken during the current period	997
Decreases related to expiration of statute of limitations	(197)
Balance as of December 31, 2025	$11,264
The total amount of gross unrecognized tax benefit that, if realized, would favorably affect the Company’s effective income tax rate in future periods, was $11.3 million and $10.5 million as of December 31, 2025 and 2024, respectively. The Company recognizes interest and penalties related to uncertain tax positions in interest and other income (expense), net in the Consolidated Statements of Operations, accruing $0.5 million, $0.3 million, and $0.2 million for the years ended December 31, 2025, 2024, and 2023, respectively. Accrued interest and penalties are included within other long-term liabilities on the Consolidated Balance Sheets. The combined amount of cumulative accrued interest and penalties was approximately $1.1 million, $0.6 million, and $0.4 million for the years ended December 31, 2025, 2024, and 2023, respectively.
Note 18.    Restructuring Expenses
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
On April 26, 2024, the Company’s management committed to the wind down of the Company’s Medimat Robotic Dispensing System (“RDS”) product line, subject to local law and statutory works council consultation requirements. During the year ended December 31, 2024, the Company incurred approximately $6.6 million of employee severance costs and other expenses related to the RDS product line wind down, net of immaterial reversals of previously recognized restructuring expenses. The Company also incurred $5.4 million of inventory write-down charges during the year ended December 31, 2024 related to the RDS product line wind down that were recorded to cost of revenues in the Company’s Consolidated Statements of Operations. Further, during the fourth quarter of 2025, the Company incurred additional charges related to the wind down of the Company’s RDS product line. During the year ended December 31, 2025, the Company incurred approximately $3.9 million of employee severance costs and other expenses in connection with this initiative.
During the third quarter of 2025, the Company underwent a restructuring initiative within the EnlivenHealth business in order to gain operational efficiency and synergy, and adapt to the recent industry dynamics within the retail pharmacy space. During the year ended December 31, 2025, the Company incurred approximately $2.6 million of employee severance and other related expenses in connection with this initiative.
As of December 31, 2025, the unpaid balance related to these restructuring plans was $3.9 million.

The following table summarizes the total employee-related restructuring expense, net of reversals:

	Year Ended December 31,
	2025	2024	2023

	(In thousands)
Cost of product and service revenues	$4,601	$4,504	$3,089
Research and development	937	419	3,829
Selling, general, and administrative	967	230	8,621
Total restructuring expenses, net of reversals	$6,505	$5,153	$15,539

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period (1)	Charged (Credited) to Costs and Expenses (2)	Amounts Written Off (3)	Other Adjustments (4)	Balance at End of Period (1)

	(In thousands)
Year ended December 31, 2023
Accounts receivable and unbilled receivables	$5,153	$2,726	$(2,441)	$126	$5,564
Long-term unbilled receivables	35	(4)	—	—	31
Net investment in sales-type leases	308	(51)	—	—	257
Total allowances deducted from assets	$5,496	$2,671	$(2,441)	$126	$5,852

Year ended December 31, 2024
Accounts receivable and unbilled receivables	$5,564	$3,943	$(2,691)	$(171)	$6,645
Long-term unbilled receivables	31	48	—	—	79
Net investment in sales-type leases	257	(116)	—	—	141
Total allowances deducted from assets	$5,852	$3,875	$(2,691)	$(171)	$6,865

Year ended December 31, 2025
Accounts receivable and unbilled receivables	$6,645	$7,004	$(4,918)	$137	$8,868
Long-term unbilled receivables	79	(18)	—	—	61
Net investment in sales-type leases	141	(3)	—	—	138
Total allowances deducted from assets	$6,865	$6,983	$(4,918)	$137	$9,067
__________________________________________________
(1)Allowance for credit losses.
(2)Represents amounts charged and credited for provisions for credit losses.
(3)Represents amounts written off from the allowance and receivable.
(4)Represents other adjustments, such as foreign currency translation adjustments.

INDEX TO EXHIBITS

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

2.1	Securities Purchase Agreement, dated October 29, 2015, by and among Omnicell International, Inc., Omnicell, Inc., Aesynt Holding, L.P., Aesynt, Ltd., and Aesynt Holding Coöperatief U.A.	8-K	2.1	10/29/2015

2.2	Stock Purchase Agreement, dated November 28, 2016, among Omnicell, Inc., Ateb, Inc., Ateb Canada Ltd., the related stockholders and optionholders, and the stockholders’ agent	8-K	2.1	11/29/2016

2.3	Equity Purchase Agreement, dated August 11, 2020, by and among Omnicell, Inc., PSGH, LLC, BW Apothecary Holdings, LLC, the sellers identified therein and the sellers’ representative	8-K	2.1	8/12/2020

2.4	Amendment No. 1, dated October 1, 2020, to Equity Purchase Agreement, by and among Omnicell, Inc. and the sellers’ representative	10-Q	2.2	10/30/2020

3.1	Amended and Restated Certificate of Incorporation of Omnicell, Inc.	8-K	3.1	9/20/2001

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Omnicell, Inc.	10-Q	3.2	8/9/2010

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock	10-K	3.2	3/28/2003

3.4	Fourth Amended and Restated Bylaws of Omnicell, Inc.	8-K	3.1	10/6/2025

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, and 3.4

4.2	Form of Common Stock Certificate	S-1/A	4.1	7/24/2001

4.3	Description of Omnicell, Inc.’s Securities Registered Pursuant to Section 12 of the Exchange Act	10-K	4.7	2/26/2020

4.4	Indenture, dated as of November 22, 2024, by and between Omnicell, Inc. and U.S. Bank National Association, as Trustee	8-K	4.1	11/25/2024

4.5	Form of Global Note, representing Omnicell, Inc.’s 1.00% Convertible Senior Notes due 2029 (included as Exhibit A to the Indenture filed as Exhibit 4.1)	8-K	4.2	11/25/2024

10.1*	Omnicell, Inc. Amended and Restated 1997 Employee Stock Purchase Plan, as amended	S-8	99.1	5/26/2023

10.2*	Omnicell, Inc. 2009 Equity Incentive Plan, as amended	S-8	99.1	6/18/2025

10.3*	Form of Performance Cash Award Grant Notice and Form of Performance Cash Award Agreement for the 2009 Equity Incentive Plan, as amended	10-Q	10.5	8/9/2012

10.4*	Form of Restricted Stock Bonus Grant Notice and Form of Restricted Stock Bonus Agreement for 2009 Equity Incentive Plan, as amended	S-8	99.4	5/24/2018

10.5*	Form of Option Grant Notice and Form of Option Agreement for 2009 Equity Incentive Plan, as amended	8-K	10.1	3/8/2019

10.6*	Form of Option Grant Notice and Form of Global Option Agreement for 2009 Equity Incentive Plan, as amended	10-Q	10.1	7/31/2020

10.7*	Form of Restricted Stock Unit Grant Notice and Form of Global Restricted Stock Unit Award Agreement for 2009 Equity Incentive Plan, as amended (February 2021)	10-K	10.10	2/24/2021

10.8	Lease Agreement, dated December 21, 2001, by and between TC Northeast Metro, Inc. and Aesynt Incorporated (formerly McKesson Automation Inc.)	10-Q	10.3	5/6/2016

10.9	First Amendment to Lease, dated April 8, 2005, by and between Multi-Employer Property Trust and Aesynt Incorporated (formerly McKesson Automation Inc.)	10-K	10.24	2/24/2021

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

10.10	Second Amendment to Lease, dated April 21, 2008, by and between NewTower Trust Company Multi-Employer Property Trust and Aesynt Incorporated (formerly McKesson Automation Inc.)	10-K	10.25	2/24/2021

10.11	Third Amendment to Lease, dated January 11, 2011, between Cranberry Cochran Road, L.P., et al. and Aesynt Incorporated (formerly McKesson Automation Inc.)	10-K	10.26	2/24/2021

10.12	Fourth Amendment to Lease, dated October 29, 2013, between McKnight Cranberry III, L.P. and Aesynt Incorporated (formerly McKesson Automation Inc.)	10-K	10.27	2/24/2021

10.13	Fifth Amendment to Lease, dated April 28, 2017, between McKnight Cranberry III, L.P. and Aesynt Incorporated	10-Q	10.3	5/5/2017

10.14	Sixth Amendment to Lease, dated November 11, 2019, between McKnight Cranberry III, L.P. and Aesynt Incorporated	10-K	10.39	2/26/2020

10.15*	Promotion letter between Omnicell, Inc. and Corey J. Manley dated May 18, 2022	10-K	10.31	3/1/2023

10.16*	Offer Letter between Omnicell, Inc. and Nchacha E. Etta dated April 30, 2023	10-Q	10.3	8/4/2023

10.17*	Form of Option Grant Notice and Form of Global Option Agreement for 2009 Equity Incentive Plan, as amended (May 2023)	10-Q	10.4	8/4/2023

10.18*	Omnicell, Inc. Executive Severance Plan (amended and restated May 2025)	10-Q	10.2	8/6/2025

10.19	Second Amended and Restated Credit Agreement, dated as of October 10, 2023, among Omnicell, Inc., the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent	8-K	10.1	10/16/2023

10.20*	Form of Restricted Stock Unit Notice and Form of Global Restricted Stock Unit Award Agreement for 2009 Equity Incentive Plan, as amended (August 2023)	10-Q	10.3	11/3/2023

10.21*	Form of Director and Officer Indemnity Agreement	10-K	10.32	2/28/2024

10.22*	Omnicell, Inc. Executive Bonus Plan (amended and restated May 2025)	10-Q	10.1	8/6/2025

10.23*	Offer letter between Omnicell, Inc. and Nnamdi Njoku dated August 15, 2024	10-Q	10.1	11/8/2024

10.24	First Amendment to Second Amended and Restated Credit Agreement, dated as of November 18, 2024 among Omnicell, Inc., the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent	8-K	10.1	11/18/2024

10.25	Form of Confirmation for Purchased Options	8-K	10.1	11/25/2024

10.26	Form of Confirmation for Warrants	8-K	10.2	11/25/2024

10.27*	Employment Agreement by and between Omnicell, Inc. and Randall A. Lipps, effective as of March 4, 2025	8-K	10.1	3/4/2025

10.28*	Separation Agreement dated June 5, 2025 by and between Omnicell, Inc. and Nchacha Etta	8-K	10.1	6/5/2025

10.29*	Form of Global Restricted Stock Unit Notice and Form of Global Restricted Stock Unit Award Agreement for 2009 Equity Incentive Plan, as amended (May 2025)	10-Q	10.3	8/6/2025

10.30*	Form of Global Performance-Based Restricted Stock Unit Notice and Form of Global Performance-Based Restricted Stock Unit Award Agreement for 2009 Equity Incentive Plan, as amended (May 2025)	10-Q	10.4	8/6/2025

10.31*	Offer Letter between Omnicell, Inc. and Baird Radford dated August 15, 2025	10-Q	10.1	11/5/2025

19.1*+	Insider Trading Policies

21.1+	Subsidiaries of the Registrant

23.1+	Consent of Independent Registered Public Accounting Firm

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

24.1+	Power of Attorney (included on the signature pages hereto)

31.1+	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

31.2+	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

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

OMNICELL, INC.
Date:	February 26, 2026	By:	/s/ H. BAIRD RADFORD, III
Baird Radford, Executive Vice President and Chief Financial Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each of the persons whose signature appears below hereby constitutes and appoints Randall A. Lipps and H. Baird Radford, III, each of them acting individually, as his or her attorney-in-fact, each with the full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming our signatures as they may be signed by our said attorney-in-fact and any and all amendments to this Annual Report on Form 10-K.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RANDALL A. LIPPS	Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)	February 26, 2026
Randall A. Lipps

/s/ H. BAIRD RADFORD, III	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2026
Baird Radford

/s/ BRIAN H. NUTT	Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	February 26, 2026
Brian H. Nutt

/s/ JOANNE B. BAUER		February 26, 2026
Joanne B. Bauer	Director

/s/ EDWARD P. BOUSA		February 26, 2026
Edward P. Bousa	Director

/s/ MARY A. GARRETT		February 26, 2026
Mary A. Garrett	Director

/s/ KAUSHIK GHOSHAL		February 26, 2026
Kaushik Ghoshal	Director

/s/ MARK W. PARRISH		February 26, 2026
Mark W. Parrish	Director

/s/ BRUCE E. SCOTT		February 26, 2026
Bruce E. Scott	Director

/s/ ROBIN G. SEIM		February 26, 2026
Robin G. Seim	Director

/s/ EILEEN J. VOYNICK		February 26, 2026
Eileen J. Voynick	Director
S-1