Form 10-Q
period 2026-03-31
OMNICELL, INC.
filed 2026-05-06
CIK 926326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of April 27, 2026, there were 45,478,909 shares of the registrant’s common stock, $0.001 par value, outstanding.

OMNICELL, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
OMNICELL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2026	December 31, 2025

	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$239,221	$196,520
Accounts receivable and unbilled receivables, net of allowances of $7,295 and $8,868, respectively	249,797	216,858
Inventories	99,204	100,905
Prepaid expenses	33,652	33,709
Other current assets	100,429	132,077
Total current assets	722,303	680,069
Property and equipment, net	121,500	120,111
Long-term investment in sales-type leases, net	58,207	60,742
Operating lease right-of-use assets	22,954	24,366
Goodwill	737,287	737,946
Intangible assets, net	165,431	170,105
Long-term deferred tax assets	54,064	58,337
Prepaid commissions	54,812	52,840
Other long-term assets	67,549	70,204
Total assets	$2,004,107	$1,974,720

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$58,343	$43,990
Accrued compensation	46,407	57,172
Accrued liabilities	166,410	203,586
Deferred revenues	211,889	171,861
Total current liabilities	483,049	476,609
Long-term deferred revenues	63,066	63,254
Long-term deferred tax liabilities	638	683
Long-term operating lease liabilities	22,659	24,794
Other long-term liabilities	10,165	9,970
Convertible senior notes, net	167,899	167,596
Total liabilities	747,476	742,906
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value, 100,000 shares authorized; 58,283 and 57,833 shares issued; 45,477 and 45,027 shares outstanding, respectively	58	58
Treasury stock at cost, 12,806 shares outstanding	(368,307)	(368,307)
Additional paid-in capital	1,239,224	1,223,977
Retained earnings	396,298	384,940
Accumulated other comprehensive loss	(10,642)	(8,854)
Total stockholders’ equity	1,256,631	1,231,814
Total liabilities and stockholders’ equity	$2,004,107	$1,974,720
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2026	2025

	(In thousands, except per share data)
Revenues:
Product revenues	$174,800	$145,168
Service revenues	135,080	124,500
Total revenues	309,880	269,668
Cost of revenues:
Cost of product revenues	95,518	85,585
Cost of service revenues	73,999	73,147
Total cost of revenues	169,517	158,732
Gross profit	140,363	110,936
Operating expenses:
Research and development	21,519	20,526
Selling, general, and administrative	101,990	102,029
Total operating expenses	123,509	122,555
Income (loss) from operations	16,854	(11,619)
Interest and other income (expense), net	51	2,089
Income (loss) before income taxes	16,905	(9,530)
Provision for (benefit from) income taxes	5,547	(2,507)
Net income (loss)	$11,358	$(7,023)
Net income (loss) per share:
Basic	$0.25	$(0.15)
Diluted	$0.25	$(0.15)
Weighted-average shares outstanding:
Basic	45,323	46,596
Diluted	45,943	46,596
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended March 31,
	2026	2025

	(In thousands)
Net income (loss)	$11,358	$(7,023)
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,788)	3,388
Other comprehensive income (loss)	(1,788)	3,388
Comprehensive income (loss)	$9,570	$(3,635)
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
	Shares	Amount	Shares	Amount

	(In thousands)
Balances as of December 31, 2025	57,833	$58	(12,806)	$(368,307)	$1,223,977	$384,940	$(8,854)	$1,231,814
Net income	—	—	—	—	—	11,358	—	11,358
Other comprehensive loss	—	—	—	—	—	—	(1,788)	(1,788)
Share-based compensation	—	—	—	—	10,088	—	—	10,088
Issuance of common stock under employee stock plans	450	—	—	—	7,762	—	—	7,762
Tax payments related to restricted stock units	—	—	—	—	(2,603)	—	—	(2,603)
Balances as of March 31, 2026	58,283	$58	(12,806)	$(368,307)	$1,239,224	$396,298	$(10,642)	$1,256,631

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
	Shares	Amount	Shares	Amount

	(In thousands)
Balances as of December 31, 2024	56,665	$57	(10,283)	$(290,319)	$1,167,882	$382,888	$(17,195)	$1,243,313
Net loss	—	—	—	—	—	(7,023)	—	(7,023)
Other comprehensive income	—	—	—	—	—	—	3,388	3,388
Share-based compensation	—	—	—	—	11,547	—	—	11,547
Issuance of common stock under employee stock plans	462	—	—	—	8,266	—	—	8,266
Tax payments related to restricted stock units	—	—	—	—	(2,391)	—	—	(2,391)
Balances as of March 31, 2025	57,127	$57	(10,283)	$(290,319)	$1,185,304	$375,865	$(13,807)	$1,257,100
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2026	2025

	(In thousands)
Operating Activities
Net income (loss)	$11,358	$(7,023)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	18,572	19,995
Loss on disposal of assets	122	111
Share-based compensation expense	9,498	10,786
Deferred income taxes	4,228	(3,835)
Amortization of operating lease right-of-use assets	1,928	1,846
Amortization of debt issuance costs	497	735
Changes in operating assets and liabilities:
Accounts receivable and unbilled receivables	(33,301)	5,545
Inventories	1,701	(2,483)
Prepaid expenses	57	(809)
Other current assets	(4,866)	(3,401)
Investment in sales-type leases	2,766	84
Prepaid commissions	(1,972)	(3,102)
Other long-term assets	1,297	1,650
Accounts payable	16,176	931
Accrued compensation	(10,765)	(14,230)
Accrued liabilities	(292)	1,380
Deferred revenues	40,275	20,184
Operating lease liabilities	(2,974)	(2,804)
Other long-term liabilities	195	364
Net cash provided by operating activities	54,500	25,924
Investing Activities
External-use software development costs	(3,432)	(4,567)
Purchases of property and equipment	(12,435)	(11,172)
Net cash used in investing activities	(15,867)	(15,739)
Financing Activities
Proceeds from issuances under stock-based compensation plans	7,762	8,266
Employees’ taxes paid related to restricted stock units	(2,603)	(2,391)
Change in customer funds, net	(2,768)	(1,837)
Net cash provided by financing activities	2,391	4,038
Effect of exchange rate changes on cash and cash equivalents	(1,091)	1,565
Net increase in cash, cash equivalents, and restricted cash	39,933	15,788
Cash, cash equivalents, and restricted cash at beginning of period	251,032	398,614
Cash, cash equivalents, and restricted cash at end of period	$290,965	$414,402
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (UNAUDITED)

	Three Months Ended March 31,
	2026	2025

	(In thousands)
Reconciliation of cash, cash equivalents, and restricted cash to the Condensed Consolidated Balance Sheets:
Cash and cash equivalents	$239,221	$386,826
Restricted cash included in other current assets	51,744	27,576
Cash, cash equivalents, and restricted cash at end of period	$290,965	$414,402
Supplemental disclosure of non-cash investing activities:
Unpaid purchases of property and equipment	$180	$976
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
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the financial position of the Company as of March 31, 2026 and December 31, 2025, and the results of operations, comprehensive income (loss), and cash flows for the three months ended March 31, 2026 and 2025. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) have been condensed or omitted in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 26, 2026. The Company’s results of operations, comprehensive income (loss), and cash flows for the three months ended March 31, 2026 are not necessarily indicative of results that may be expected for the year ending December 31, 2026, or for any future period.
Principles of Consolidation
The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s Condensed Consolidated Financial Statements and accompanying Notes to Condensed Consolidated Financial Statements. These estimates are based on historical experience and various other assumptions that management believes to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact the Company in the future, actual results may be different from the estimates. The Company’s critical accounting estimates are those that affect its financial statements materially and involve difficult, subjective, or complex judgments by management. Those estimates are revenue recognition, inventory valuation, and accounting for income taxes. As of March 31, 2026, the Company is not aware of any events or circumstances that would require an update to its estimates, judgments, or revisions to the carrying value of its assets or liabilities.
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

Recently Issued Authoritative Guidance
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosure (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosures of additional information and disaggregation of certain expenses included in the income statement. The amendments are effective for the Company’s annual periods beginning January 1, 2027, and for interim periods within fiscal years beginning January 1, 2028, with early adoption permitted, and should be applied either prospectively or retrospectively. The Company is currently evaluating the impact ASU 2024-03 will have on its consolidated financial statements.
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
The CODM is also provided with certain segment assets, primarily those that impact liquidity, such as cash and cash equivalents, accounts receivable and inventories, as well as certain liabilities such as accounts payable and outstanding debt. Assets and liabilities provided to the CODM are consistent with those reported on the Condensed Consolidated Balance Sheets. In addition, the CODM is regularly provided with significant expenses, which are adjusted cost of product and service revenues and adjusted operating expenses. These significant expenses are adjusted for certain non-cash charges and expenses that are unrelated to the Company’s ongoing operations. Adjusted cost of product revenues and adjusted cost of service revenues exclude certain items such as share-based compensation expense and amortization of acquired intangibles. Adjusted operating expenses include research and development, and selling, general and administrative expenses, and exclude certain items such as share-based compensation expense, amortization of acquired intangibles, legal and regulatory expenses, and certain restructuring and severance charges. To align with the significant expenses provided to the CODM for the three months ended March 31, 2026, certain prior-year significant expenses have been recast to conform with current-period presentation. Depreciation and amortization expense for the Company’s single reportable segment was $18.6 million and $20.0 million for the three months ended March 31, 2026 and 2025, respectively.

The following table summarizes the Company’s reportable segment revenues and significant expenses, reconciled to the Company’s consolidated net income (loss):

	Three Months Ended March 31,
	2026	2025

	(In thousands)
Total revenues	$309,880	$269,668
Less:
Adjusted cost of product revenues	(94,644)	(84,336)
Adjusted cost of service revenues	(72,982)	(71,671)
Adjusted operating expenses	(111,103)	(104,354)
Other segment items (1)	(14,297)	(20,926)
Interest and other income (expense), net	51	2,089
Provision for (benefit from) income taxes	5,547	(2,507)
Net income (loss)	$11,358	$(7,023)
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
A portion of the Company’s sales are made to customers who are members of Group Purchasing Organizations (“GPOs”) and Federal agencies that purchase under a Federal Supply Schedule Contract with the Department of Veterans Affairs (the “GSA Contract”). GPOs are often fully or partially owned by the Company’s customers, and the Company pays fees to the GPO on completed contracts. The Company also pays the Industrial Funding Fee (“IFF”) to the Department of Veterans Affairs under the GSA Contract. The Company considers these fees consideration paid to customers and records them as reductions to revenue. Fees to GPOs and the IFF were $1.9 million and $2.2 million for the three months ended March 31, 2026 and 2025, respectively.
Disaggregation of Revenues
The following table summarizes the Company’s revenues disaggregated by revenue type:

	Three Months Ended March 31,
	2026	2025

	(In thousands)
Connected devices, software licenses, and other	$148,662	$120,077
Consumables	26,138	25,091
Technical services	66,923	61,379
SaaS and Expert Services	68,157	63,121
Total revenues	$309,880	$269,668
The following table summarizes the Company’s revenues disaggregated by geographic region, which is determined based on customer location:

	Three Months Ended March 31,
	2026	2025

	(In thousands)
United States	$278,097	$249,264
Rest of world (1)	31,783	20,404
Total revenues	$309,880	$269,668
________________________________________________
(1)    No individual country represented more than 10% of total revenues.

Contract Assets and Contract Liabilities
The following table reflects the Company’s contract assets and contract liabilities:

	March 31, 2026	December 31, 2025

	(In thousands)
Short-term unbilled receivables, net (1)	$31,833	$28,396
Long-term unbilled receivables, net (2)	2,791	3,521
Total contract assets	$34,624	$31,917

Short-term deferred revenues	$211,889	$171,861
Long-term deferred revenues	63,066	63,254
Total contract liabilities	$274,955	$235,115
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
During the three months ended March 31, 2026, the Company recognized revenues of $63.4 million that were included in the corresponding short-term deferred revenues balance of $171.9 million as of December 31, 2025.
Deferred revenues from product sales primarily relate to delivered and invoiced products, pending installation and acceptance. Deferred revenues from service contracts primarily relate to services that have been invoiced, but where services have not yet been provided. Short-term deferred revenues are expected to be recognized within the next twelve months. Long-term deferred revenues substantially consist of deferred revenues on long-term technical and SaaS and Expert Services contracts which have been invoiced and are expected to be recognized as revenue beyond twelve months, generally not more than ten years. The Company generally invoices customers for products upon shipment. Invoicing associated with the service portion of agreements is generally periodic and is billed on a monthly, quarterly, or annual basis, and in certain circumstances, multiple years are billed at one time. SaaS and Expert Services agreements are generally invoiced periodically on a monthly, quarterly or annual basis over the life of the agreement. In certain circumstances, portions of these agreements may be invoiced lump sum.
In addition, the Company has remaining performance obligations associated with contracts for which the associated products have been accepted or associated services have started, but where invoicing has not yet occurred and therefore are not reflected in deferred revenue. These remaining performance obligations are comprised of the non-variable portions of technical services and SaaS and Expert Services provided under non-cancellable contracts with minimum commitments. Remaining performance obligations which are not included in deferred revenues were $382.9 million as of March 31, 2026. Remaining performance obligations are expected to be recognized ratably over the remaining terms of the associated contracts, which terms vary but are generally not more than ten years. Remaining performance obligations do not include product obligations, services where the associated product has not been accepted, services which have not yet started, variable portions of services, and certain other obligations.
Significant Customers
There were no customers that accounted for more than 10% of the Company’s total revenues for the three months ended March 31, 2026 and 2025. Also, there were no customers that accounted for more than 10% of the Company’s accounts receivable and unbilled receivables balance as of March 31, 2026 and December 31, 2025.
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
The basic and diluted net income (loss) per share calculations were as follows:

	Three Months Ended March 31,
	2026	2025

	(In thousands, except per share data)
Net income (loss)	$11,358	$(7,023)
Weighted-average shares outstanding – basic	45,323	46,596
Effect of dilutive securities from stock award plans	620	—
Weighted-average shares outstanding – diluted	45,943	46,596

Net income (loss) per share – basic	$0.25	$(0.15)
Net income (loss) per share – diluted	$0.25	$(0.15)

Anti-dilutive weighted-average shares related to stock award plans	1,699	3,745
Anti-dilutive weighted-average shares related to convertible senior notes and warrants	6,026	9,622
Note 5. Cash and Cash Equivalents and Fair Value of Financial Instruments
Cash and cash equivalents of $239.2 million and $196.5 million as of March 31, 2026 and December 31, 2025, respectively, consisted of bank accounts and highly-liquid U.S. Government money market funds held in sweep and asset management accounts with financial institutions of high credit quality. As of March 31, 2026, a substantial portion of the Company’s cash and cash equivalents were held with a limited number of financial institutions and money market funds, which may expose the Company to concentration risk in the event of a failure or adverse condition affecting those entities. The Company continuously monitors the credit worthiness of the financial institutions in which it invests. The Company has not experienced any credit losses from its cash equivalents. As of March 31, 2026 and December 31, 2025, cash equivalents were $174.9 million and $148.6 million, respectively, which consisted of money market funds held in sweep and asset management accounts. The Company recorded interest income on its cash and cash equivalents of $1.5 million and $3.6 million for the three months ended March 31, 2026 and 2025, respectively, which is included within interest and other income (expense), net in the Condensed Consolidated Statements of Operations.
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
The following table summarizes the carrying amounts, net of unamortized debt issuance costs, and fair values of the convertible senior notes:

	March 31, 2026	December 31, 2025

	(In thousands)
Net carrying amount	167,899	167,596
Fair value	167,434	185,869

Note 6. Balance Sheet Components
Balance sheet details are presented in the tables below:

	March 31, 2026	December 31, 2025

	(In thousands)
Inventories:
Raw materials	$26,554	$26,245
Work in process	1,641	1,321
Finished goods	71,009	73,339
Total inventories	$99,204	$100,905

Other current assets:
Funds held for customers, including restricted cash (1)	$64,821	$101,104
Deferred cost of sales	15,366	10,819
Net investment in sales-type leases, current portion	14,417	14,648
Other current assets	5,825	5,506
Total other current assets	$100,429	$132,077

Other long-term assets:
External-use software development costs, net	$53,033	$54,197
Unbilled receivables, net	2,791	3,521
Other long-term assets	11,725	12,486
Total other long-term assets	$67,549	$70,204

Accrued liabilities:
Operating lease liabilities, current portion	$11,622	$11,955
Customer fund liabilities	64,821	101,104
Advance payments from customers	9,281	10,514
Rebate liabilities	46,232	44,722
Taxes payable	5,650	4,017
Other accrued liabilities	28,804	31,274
Total accrued liabilities	$166,410	$203,586
_________________________________________________
(1)    Includes restricted cash of $51.7 million and $54.5 million as of March 31, 2026 and December 31, 2025, respectively.
The Company capitalizes certain cloud computing arrangement costs that are associated with service contracts, which are amortized using the straight-line method over the term of the arrangement. As of March 31, 2026 and December 31, 2025, capitalized costs associated with cloud computing arrangements, net of accumulated amortization, were $4.1 million and $4.6 million, respectively.
The following table summarizes the changes in accumulated balances of other comprehensive income (loss), which consisted of foreign currency translation adjustments:

	Three Months Ended March 31,
	2026	2025

	(In thousands)
Beginning balance	$(8,854)	$(17,195)
Other comprehensive income (loss):	(1,788)	3,388
Ending balance	$(10,642)	$(13,807)

Note 7. Property and Equipment
The following table represents the property and equipment balances:

	March 31, 2026	December 31, 2025

	(In thousands)
Equipment	$105,465	$104,071
Furniture and fixtures	4,970	4,672
Leasehold improvements	19,538	18,606
Purchased software and internal-use software development costs	171,447	165,885
Construction in progress	24,638	23,426
Property and equipment, gross	326,058	316,660
Accumulated depreciation and amortization	(204,558)	(196,549)
Total property and equipment, net	$121,500	$120,111
Depreciation and amortization expense of property and equipment was $9.2 million and $8.6 million for the three months ended March 31, 2026 and 2025, respectively, of which amortization expense related to purchased software and internal-use software development costs was $6.2 million and $5.4 million for the three months ended March 31, 2026 and 2025, respectively.
The geographic location of the Company’s property and equipment, net, is based on the physical location in which it is located. The following table summarizes the geographic information for property and equipment, net:

	March 31, 2026	December 31, 2025

	(In thousands)
United States	$117,779	$116,102
Rest of world	3,721	4,009
Total property and equipment, net	$121,500	$120,111
Note 8. External-Use Software Development Costs
The carrying amounts of external-use software development costs were as follows:

	March 31, 2026	December 31, 2025

	(In thousands)
Gross carrying amount	$270,092	$266,523
Accumulated amortization	(217,059)	(212,326)
External-use software development costs, net (1)	$53,033	$54,197
_________________________________________________
(1)     Included in other long-term assets in the Condensed Consolidated Balance Sheets.
The Company recorded $4.7 million and $5.7 million to cost of product revenues for amortization of external-use software development costs for the three months ended March 31, 2026 and 2025, respectively.

The estimated future amortization expenses for external-use software development costs were as follows:

March 31, 2026

(In thousands)
Remaining nine months of 2026	$14,453
2027	14,503
2028	10,647
2029	8,020
2030	4,157
Thereafter	1,253
Total	$53,033
Note 9. Goodwill and Intangible Assets
Goodwill
The following table represents changes in the carrying amount of goodwill:

(In thousands)
Balance as of December 31, 2025	$737,946
Foreign currency exchange rate fluctuations	(659)
Balance as of March 31, 2026	$737,287
Intangible Assets, Net
The carrying amounts and useful lives of intangible assets were as follows:

	March 31, 2026
	Gross carrying amount (1)	Accumulated amortization	Foreign currency exchange rate fluctuations	Net carrying amount	Useful life (years)

	(In thousands, except for years)
Customer relationships	$306,419	$(152,965)	$(1,344)	$152,110	10 - 30
Acquired technology	37,615	(24,900)	—	12,715	5 - 20
Patents	1,656	(1,050)	—	606	2 - 20
Total intangible assets, net	$345,690	$(178,915)	$(1,344)	$165,431

	December 31, 2025
	Gross carrying amount (1)	Accumulated amortization	Foreign currency exchange rate fluctuations	Net carrying amount	Useful life (years)

	(In thousands, except for years)
Customer relationships	$306,419	$(148,990)	$(1,317)	$156,112	10 - 30
Acquired technology	39,715	(26,358)	—	13,357	4 - 20
Trade names	2,400	(2,400)	—	—	5
Patents	1,656	(1,020)	—	636	2 - 20
Total intangible assets, net	$350,190	$(178,768)	$(1,317)	$170,105
_________________________________________________
(1)    The differences in gross carrying amounts between periods are primarily due to the write-off of certain fully amortized intangible assets.
Amortization expense of intangible assets was $4.6 million and $5.8 million for the three months ended March 31, 2026 and 2025, respectively.

The estimated future amortization expenses for amortizable intangible assets were as follows:

March 31, 2026

(In thousands)
Remaining nine months of 2026	$13,359
2027	16,506
2028	15,449
2029	13,952
2030	10,444
Thereafter	95,721
Total	$165,431
Note 10. Debt and Credit Agreement
Omnicell, Inc. entered into a Second Amended and Restated Credit Agreement (the “Second A&R Credit Agreement”) on October 10, 2023, with the lenders from time to time party thereto, Wells Fargo Securities, LLC, JPMorgan Chase Bank, N.A., PNC Capital Markets LLC and TD Securities (USA) LLC as joint lead arrangers and Wells Fargo Bank, National Association, as administrative agent. The Second A&R Credit Agreement provides for (a) a five-year revolving credit facility of $350.0 million (the “Current Revolving Credit Facility”) and (b) an uncommitted incremental loan facility of up to an amount equal to the sum of (i) the greater of $250.0 million and 100% of the adjusted consolidated EBITDA for the last four quarters and (ii) additional amounts subject to pro forma compliance with certain consolidated secured net leverage ratio (the “Current Incremental Facility”). In addition, the Second A&R Credit Agreement includes a letter of credit sub-limit of up to $15.0 million and a swing line loan sub-limit of up to $25.0 million. The Second A&R Credit Agreement has an expiration date of October 10, 2028, subject to acceleration under certain conditions, upon which date all remaining outstanding borrowings will be due and payable.
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
As of both March 31, 2026 and December 31, 2025, the Company had $350.0 million of funds available under the Current Revolving Credit Facility. As of March 31, 2026 and December 31, 2025, the Company had no outstanding balance under the Current Revolving Credit Facility. The Company was in compliance with all covenants as of March 31, 2026.
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
In November 2024, the Company repurchased $400.0 million of aggregate principal amount of the 2025 Notes. Subsequently, at maturity on September 15, 2025, the Company repaid the remaining principal balance of $175.0 million and $0.2 million of accrued interest in cash.
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
During the three months ended March 31, 2026 and December 31, 2025, none of the conditional conversion features of the 2029 Notes were triggered, and therefore, the 2029 Notes are not convertible during the second quarter of 2026, commencing on April 1, 2026, and were not convertible during the first quarter of 2026, commencing on January 1, 2026.
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
If the Company undergoes a fundamental change (as defined in the 2029 Notes Indenture), holders may require, subject to certain exceptions, the Company to repurchase for cash all or any portion of their 2029 Notes at a fundamental change repurchase price equal to 100% of the principal amount of the 2029 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. As of March 31, 2026, none of the criteria for a fundamental change or a conversion rate adjustment had been met.
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
The debt issuance costs associated with the 2029 Notes are being amortized to interest expense over the term of the 2029 Notes using an effective interest rate of 1.75%. As of March 31, 2026, the remaining life of the 2029 Notes and the related issuance cost accretion is approximately 3.7 years.
The maximum number of shares issuable upon conversion, including the effect of a fundamental change and subject to other conversion rate adjustments, would be approximately 3.0 million shares. As of March 31, 2026, the if-converted value of the 2029 Notes did not exceed the principal amount.
The 2029 Notes consisted of the following balances:

	March 31, 2026	December 31, 2025

	(In thousands)
Principal amount	$172,500	$172,500
Unamortized debt issuance costs	(4,601)	(4,904)
Convertible senior notes, net	$167,899	$167,596
The following table summarizes the components of interest expense resulting from the 2025 Notes and the 2029 Notes recognized in interest and other income (expense), net in the Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
	2026	2025

	(In thousands)
Contractual coupon interest:
2025 Notes	$—	$109
2029 Notes	$431	$431
Amortization of debt issuance costs:
2025 Notes	$—	$238
2029 Notes	$303	$303
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
On September 15, 2025, the convertible note hedges related to the remaining 2025 Notes expired concurrently with the maturity of the 2025 Notes. No settlement was required as the Company’s stock price remained below the strike price at that time. In addition, following maturity of the 2025 Notes, the warrants issued in connection with the 2025 Notes terminate between December 15, 2025 and June 8, 2026.
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
The following table presents the Company’s income recognized from sales-type leases:

	Three Months Ended March 31,
	2026	2025

	(In thousands)
Sales-type lease revenues	$6,300	$5,818
Cost of sales-type lease revenues	(3,773)	(2,937)
Selling profit on sales-type lease revenues	$2,527	$2,881

The receivables as a result of these types of transactions are collateralized by the underlying equipment leased and consist of the following components:

	March 31, 2026	December 31, 2025

	(In thousands)
Net minimum lease payments to be received	$85,515	$88,372
Less: Unearned interest income portion	(12,891)	(12,982)
Net investment in sales-type leases	72,624	75,390
Less: Current portion (1)	(14,417)	(14,648)
Long-term investment in sales-type leases, net	$58,207	$60,742
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
The maturity schedule of future minimum lease payments under sales-type leases retained in-house and the reconciliation to the net investment in sales-type leases reported on the Condensed Consolidated Balance Sheets was as follows:

March 31, 2026

(In thousands)
Remaining nine months of 2026	$13,234
2027	17,670
2028	16,571
2029	13,933
2030	9,656
Thereafter	14,451
Total future minimum sales-type lease payments	85,515
Present value adjustment	(12,891)
Total net investment in sales-type leases	$72,624

Note 13. Lessee Leases
The Company has operating leases for office buildings, data centers, office equipment, and vehicles. The Company’s leases have initial terms of one to twelve years. As of March 31, 2026, the Company did not have any additional material operating leases that were entered into, but not yet commenced.
The maturity schedule of future minimum lease payments under operating leases and the reconciliation to the operating lease liabilities reported on the Condensed Consolidated Balance Sheets was as follows:

March 31, 2026

(In thousands)
Remaining nine months of 2026	$10,115
2027	11,737
2028	10,034
2029	3,255
2030	763
Thereafter	1,573
Total operating lease payments	37,477
Present value adjustment	(3,196)
Total operating lease liabilities (1)	$34,281
_________________________________________________
(1)    Amount consists of a current and long-term portion of operating lease liabilities of $11.6 million and $22.7 million, respectively. The current portion of the operating lease liabilities is included in accrued liabilities in the Condensed Consolidated Balance Sheets.
Operating lease costs were $2.4 million for both the three months ended March 31, 2026 and 2025. Short-term lease costs and variable lease costs were not material for the three months ended March 31, 2026 and 2025.
The following table summarizes supplemental cash flow information related to the Company’s operating leases:

	Three Months Ended March 31,
	2026	2025

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities	$3,455	$3,381
Right-of-use assets obtained in exchange for new lease liabilities	$820	$5,381
The following table summarizes the weighted-average remaining lease term and weighted-average discount rate related to the Company’s operating leases:

	March 31, 2026	December 31, 2025
Weighted-average remaining lease term, years	3.3	3.4
Weighted-average discount rate, %	5.5%	5.5%
Note 14. Commitments and Contingencies
Purchase Obligations
In the ordinary course of business, the Company issues purchase orders based on its current manufacturing needs. As of March 31, 2026, the Company had non-cancelable purchase commitments of $172.6 million, of which $133.7 million are expected to be paid within the year ending December 31, 2026.
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
Note 15. Income Taxes
The Company generally provides for income taxes in interim periods based on the estimated annual effective tax rate for the year, adjusting for discrete items in the quarter in which they arise. For the three months ended March 31, 2026 and 2025, the Company recorded income tax expense of $5.5 million and income tax benefit of $2.5 million, respectively, by applying its estimated annual effective tax rate to its year-to-date measure of ordinary income and adjusted for $0.5 million and $0.6 million, respectively, of discrete income tax expense primarily from equity compensation.
The effective tax rate for both the three months ended March 31, 2026 and 2025 differed from the statutory rate of 21% primarily due to the unfavorable impact of state taxes, non-deductible compensation and equity charges, partially offset by the favorable impact of the research and development credits and a Foreign-Derived Deduction-Eligible Income (“FDDEI”) benefit deduction.
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted in the United States, which includes significant tax reform provisions. Included in the OBBBA are provisions that allow for the immediate expensing of domestic United States research and development expenses, immediate expensing of certain capital expenditures, and other changes to the U.S. taxation of profits derived from foreign operations. Key international income tax provisions enacted by OBBBA became effective for the tax year 2026. Notable changes include modifications to the deduction for foreign‑derived income (formerly Foreign‑Derived Intangible Income, now Foreign‑Derived Deduction‑Eligible Income), revisions to the Global Intangible Low-Taxed Income regime (renamed Net Controlled Foreign Corporation (“CFC”) Tested Income), and related changes to the computation of certain international income inclusions. The OBBBA provisions did not have a significant impact on the Company’s results of operations, financial position, and cash flows for the three months ended March 31, 2026.
The Organization for Economic Co-Operation and Development (“OECD”) has previously established a global minimum tax framework under its Base Erosion and Profit Shifting (“BEPS”) Pillar Two initiative, which is intended to ensure that in-scope multinational enterprise groups are subject to a minimum effective tax rate of 15% on a jurisdictional basis. In January 2026, the OECD issued additional Administrative Guidance, including the Side-by-Side (“SbS”) package, to further clarify and coordinate the application of the Pillar Two framework with certain domestic minimum tax regimes. These developments did not have an impact on the Company’s provision for income taxes for the three months ended March 31, 2026. The Company continues to monitor the evolving Pillar Two legislation in the jurisdictions in which it operates.
As of March 31, 2026 and December 31, 2025, the Company had gross unrecognized tax benefits of $11.5 million and $11.3 million, respectively. The Company recognizes interest and penalties related to uncertain tax positions in interest and other income (expense), net in the Condensed Consolidated Statements of Operations. Accrued interest and penalties are included within other long-term liabilities on the Condensed Consolidated Balance Sheets. As of March 31, 2026 and December 31, 2025, the amount of accrued interest and penalties was $1.3 million and $1.1 million, respectively.
The Company files income tax returns in the United States and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examinations by taxing authorities, including major jurisdictions such as the United States, Germany, Italy, France, the United Kingdom and India. With few exceptions, as of March 31, 2026, the Company was no longer subject to federal U.S., state, and foreign tax examinations for years before 2022, 2021, and 2021, respectively.

Note 16. Employee Benefits and Share-Based Compensation
Share-Based Compensation Expense
The following table sets forth the total share-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
	2026	2025

	(In thousands)
Cost of product and service revenues	$1,249	$1,718
Research and development	733	1,220
Selling, general, and administrative	7,516	7,848
Total share-based compensation expense	$9,498	$10,786
The Company capitalized approximately $0.6 million and $0.8 million during the three months ended March 31, 2026 and 2025, respectively, of non-cash share-based compensation expense to internal-use and external-use software development costs related to internal labor. The Company did not capitalize any material non-cash share-based compensation expense to inventory during the three months ended March 31, 2026 and 2025.
Employee Stock Purchase Plan (“ESPP”)
The following assumptions were used to value shares under the ESPP:

Three Months Ended March 31,
	2026	2025
Expected life, years	0.5 - 2.0	0.5 - 2.0
Expected volatility, %	47.3% - 58.7%	45.8% - 58.7%
Risk-free interest rate, %	3.6% - 4.7%	4.1% - 5.2%
Dividend yield, %	—%	—%
For the three months ended March 31, 2026 and 2025, employees purchased approximately 312,000 and 335,000 shares of common stock, respectively, under the ESPP at a weighted-average price of $24.64 and $24.57, respectively. As of March 31, 2026, the estimated unrecognized compensation cost related to the shares to be purchased under the ESPP was approximately $9.2 million and is expected to be recognized over a weighted-average period of 1.4 years.
Stock Options
The following table summarizes the stock option activity under the 2009 Plan:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Years	Aggregate Intrinsic Value

	(In thousands, except per share data)
Outstanding at December 31, 2025	1,353	$68.10	3.2	$1,787
Granted	—	—
Exercised	(2)	34.20
Expired	—	—
Forfeited	(46)	78.34
Outstanding at March 31, 2026	1,305	$67.80	2.8	$17
Exercisable at March 31, 2026	1,305	$67.80	2.8	$17
Vested and expected to vest at March 31, 2026 and thereafter	1,305	$67.80	2.8	$17

Restricted Stock Units (“RSUs”)
The following table summarizes the RSU activity under the 2009 Plan:

	Number of Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Years	Aggregate Intrinsic Value

	(In thousands, except per share data)
Outstanding at December 31, 2025	1,661	$39.65	1.5	$75,261
Granted	27	45.30
Vested	(155)	48.05
Forfeited	(51)	39.62
Outstanding and unvested at March 31, 2026	1,482	$38.78	1.4	$49,454
As of March 31, 2026, total unrecognized compensation cost related to RSUs was $38.0 million, which is expected to be recognized over the remaining weighted-average vesting period of 2.5 years.
Performance-Based Stock Unit Awards (“PSUs”)
The following table summarizes the PSU activity under the 2009 Plan:

	Number of Shares	Weighted-Average Grant Date Fair Value

	(In thousands, except per share data)
Outstanding at December 31, 2025	294	$30.56
Granted	—	—
Vested	(54)	31.23
Forfeited	—	—
Outstanding and unvested at March 31, 2026	240	$30.41
As of March 31, 2026, total unrecognized compensation cost related to PSUs was approximately $1.2 million, which is expected to be recognized over the remaining weighted-average vesting period of 2.4 years.
Summary of Shares Reserved for Future Issuance under Equity Incentive Plans
The Company had the following ordinary shares reserved for future issuance under its equity incentive plans as of March 31, 2026:

Number of Shares

(In thousands)
Stock options outstanding	1,305
Non-vested restricted stock awards	1,776
Shares authorized for future issuance	3,948
ESPP shares available for future issuance	1,802
Total shares reserved for future issuance	8,831
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
The 2016 Repurchase Program was completed during the second quarter of 2025. As of March 31, 2026, the 2025 Repurchase Program was substantially completed. During the three months ended March 31, 2026 and 2025, the Company did not repurchase any of its outstanding common stock under the repurchase programs.

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
Forward-looking statements are based on our current expectations and assumptions, and are subject to known and unknown risks and uncertainties, many of which are beyond our control, which may cause our actual results, performance, or achievements to be materially different from those expressed or implied in the forward-looking statements. Such risks and uncertainties include those described throughout this Quarterly Report on Form 10-Q, including in Part I - Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II - Item 1A. “Risk Factors,” as well as in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the U.S. Securities and Exchange Commission (“SEC”) on February 26, 2026. Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. Forward-looking statements should be considered in light of these risks and uncertainties. You should carefully read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed as exhibits, as well as other documents we file with, or furnish to, the U.S. Securities and Exchange Commission (“SEC”) from time to time, with the understanding that our actual future results may be materially different from what we expect. The forward-looking statements in this Quarterly Report on Form 10-Q represent our current estimates and assumptions and speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those expressed or implied in any forward-looking statements, whether as a result of changed circumstances, future events, even if new information becomes available in the future, or otherwise.
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
Omnicell solutions are helping healthcare facilities worldwide to uncover cost savings, improve labor efficiency, establish new revenue streams, enhance supply chain control, support compliance, and move closer to the industry-defined vision of the Autonomous Pharmacy. We sell our hardware, software, and consumable solutions together with related service offerings. Revenues generated in the United States represented 90% and 92% of our total revenues for the three months ended March 31, 2026 and 2025, respectively.
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
In addition, on February 20, 2026, the U.S. Supreme Court struck down certain tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”). Subsequent to this ruling the U.S. Court of International Trade issued an order that directed the U.S. Customs and Border Protection (“CBP”) to formalize a process for refunding IEEPA tariffs. On April 20, 2026, the CBP launched an online portal to submit IEEPA tariff refund requests. Submitted requests are reviewed by the CBP to determine validity prior to the issuance of any refund. As the recoverability and timing of any such refund remains uncertain, we have not recorded any potential benefit as of March 31, 2026.
It is unclear at this time what the ultimate impact this decision will have on our business or future operating results. Effective February 24, 2026, a new 10% tariff for all imports under Section 122 of the Trade Act of 1974 was imposed in response to the Supreme Court’s ruling. These tariffs are expected to remain in effect for 150 days, the maximum period that Section 122 permits without congressional action. However, previous exclusions, such as for the United States-Mexico-Canada Agreement (“USMCA”), remain in place. We continue to monitor these developments and their potential impact on our business and future operating results.
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

Our full-time employee headcount was approximately 3,525 as of March 31, 2026.
Business Strategy
In 2024, the United States spent $806 billion on prescription drugs, a 10.2% increase from 2023. We believe there are significant challenges facing the practice of pharmacy today. These challenges include, but are not limited to, budget constraints and acute workforce shortages, where 88% of hospitals report technician deficits and 92% report shortages of technicians with sterile compounding expertise. In addition, health systems face rising liability related to drug diversion, with a 61% increase in the average number of investigations per hospital since the beginning of 2023. We also recognize that these challenges may impact the timing of contracting for, or implementation of, our products, solutions, or services. However, we believe that over time these significant challenges facing pharmacists will drive demand for increased automation, visibility, insights, and improved medication management outcomes that our solutions are designed to enable. Because of this, we believe that our solutions are well-positioned to address the evolving needs of healthcare institutions and therefore present opportunities for long-term growth.
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
•Central Pharmacy. This market represents the beginning of medication management in acute care settings. Given the current environment, we believe there is a significant opportunity for automation as many health systems aim to eliminate manual, repetitive, and error-prone processes to address acute workforce shortages. With hospitals facing technician shortages and often lacking adequate sterile compounding expertise, we think automating central pharmacy dispensing and compounding is crucial for reallocating limited labor, enhancing patient safety, and enabling compliance with the new interoperability requirements under the Drug Supply Chain Security Act (“DSCSA”). Manual compounding of sterile IV preparations poses safety risks and, when outsourced, can increase costs and supply volatility. Therefore, IV products offer a key opportunity to standardize sterile workflows, offset the resources currently used for managing drug shortages, and reduce the annual cost of non-optimized medication therapy. We expect these products in technology-driven services to become increasingly vital as health systems focus on operational resilience amid severe financial pressures.
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
•Specialty Pharmacy and 340B Program. We believe that health systems will continue to accelerate investment in programs to improve patient outcomes by utilizing specialty pharmacies and the federal 340B Drug Pricing Program. The 340B Program allows qualified hospitals to stretch federal resources, a critical capability as the program is on track to exceed $200 billion in gross sales by 2026. In 2024, specialty drugs used for treatment of complex conditions constituted the majority (51.7%) of total prescription expenditures. This sector continues to grow at a higher rate than other drug classes. However, regulatory pressures are intensifying with site-neutral payment cuts. Specialty pharmacies serve as the connection between patients, providers, and payers to streamline access and adherence. We believe a solution designed to help health systems optimize their Health System-Owned Specialty Pharmacy (“HSSP”) and navigate these compliance-complexities will help ensure continuity of care. We believe that a fully optimized specialty pharmacy operation represents one of the largest economic opportunities for hospitals and health systems.
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
We believe the following critical accounting policies are affected by significant judgments and estimates used in the preparation of our Condensed Consolidated Financial Statements:

•Revenue recognition;
•Inventory; and
•Accounting for income taxes.
There have been no material changes in our critical accounting policies and estimates during the three months ended March 31, 2026 as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
RESULTS OF OPERATIONS
Total Revenues

	Three Months Ended March 31,
			Change in
	2026	2025	$	%

	(Dollars in thousands)
Product revenues	$174,800	$145,168	$29,632	20%
Percentage of total revenues	56%	54%
Service revenues	135,080	124,500	$10,580	8%
Percentage of total revenues	44%	46%
Total revenues	$309,880	$269,668	$40,212	15%
Product revenues represented 56% and 54% of total revenues for the three months ended March 31, 2026 and 2025, respectively. Product revenues increased by $29.6 million, primarily driven by an increase in revenues from our automated dispensing systems and XTExtend offering, partially offset by a decrease in revenues from robotics, including products related to our Central Pharmacy Dispensing Service and IV Compounding Service offering.
Service revenues represented 44% and 46% of total revenues for the three months ended March 31, 2026 and 2025. Service revenues include revenues from technical services and SaaS and Expert Services offerings. Service revenues increased by $10.6 million due to an increase of $5.5 million in technical services revenues primarily as a result of growth in our installed customer base and the impact of pricing actions, as well as an increase of $5.0 million in SaaS and Expert Services revenues due to continued customer demand, including an increase in revenues from our Specialty Pharmacy Services offering.
Our international sales represented 10% and 8% of total revenues for the three months ended March 31, 2026 and 2025, respectively. In future periods, we expect our revenues to be affected by foreign currency exchange rate fluctuations. We are unable to predict the extent to which revenues in future periods will be impacted by changes in foreign currency exchange rates.
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

	Three Months Ended March 31,
			Change in
	2026	2025	$	%

	(Dollars in thousands)
Cost of revenues:
Cost of product revenues	$95,518	$85,585	$9,933	12%
As a percentage of related revenues	55%	59%
Cost of service revenues	73,999	73,147	$852	1%
As a percentage of related revenues	55%	59%
Total cost of revenues	$169,517	$158,732	$10,785	7%
As a percentage of total revenues	55%	59%

Gross profit	$140,363	$110,936	$29,427	27%
Gross margin	45%	41%
Cost of revenues for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 increased by $10.8 million, of which $9.9 million was attributed to the increase in cost of product revenues and $0.9 million was attributed to the increase in cost of service revenues.
The increase in cost of product revenues for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was driven by an increase in product revenues of $29.6 million for the comparable period. The increase in cost of product revenues has not increased proportionally with the increase in product revenues primarily due to the favorable impact of scale and efficiencies in installations as well as product and customer mix, partially offset by the impact of tariffs during the three months ended March 31, 2026. The increase in cost of service revenues for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 has not increased proportionally with the increase in service revenues primarily due to certain non-recurring costs, including software upgrade expenses, incurred during the three months ended March 31, 2025.
The overall increase in gross margin primarily relates to higher revenues for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, the favorable impact of scale and efficiencies in installations, product and customer mix, and certain non-recurring costs, including software upgrade expenses, incurred during the three months ended March 31, 2025, partially offset by the impact of tariffs. Our gross profit for the three months ended March 31, 2026 was $140.4 million, as compared to $110.9 million for the three months ended March 31, 2025.
Operating Expenses and Interest and Other Income (Expense), Net

	Three Months Ended March 31,
			Change in
	2026	2025	$	%

	(Dollars in thousands)
Operating expenses:
Research and development	$21,519	$20,526	$993	5%
As a percentage of total revenues	7%	8%
Selling, general, and administrative	101,990	102,029	$(39)	—%
As a percentage of total revenues	33%	38%
Total operating expenses	$123,509	$122,555	$954	1%
As a percentage of total revenues	40%	45%

Interest and other income (expense), net	$51	$2,089	$(2,038)	(98)%

Research and Development. Research and development expenses increased by $1.0 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.
Selling, General, and Administrative. Selling, general, and administrative expenses remained relatively consistent for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily due to an increase of $2.8 million in employee-related expenses and $2.6 million in consulting expenses, offset by a decrease in expenses incurred during the three months ended March 31, 2025 of $2.7 million for legal and regulatory expenses, and $1.5 million in certain restructuring and severance charges.
Interest and Other Income (Expense), Net. Interest and other income (expense), net changed by $2.0 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily driven by a $2.4 million decrease in other income and a $0.4 million decrease in other expense. The decrease in other income during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 is primarily attributable to lower interest income received due to lower cash and cash equivalents balances following the repurchases of our common stock during the second and third quarters of 2025 and maturity of the remaining 2025 Notes in September 2025, as well as lower interest rates.
Provision for (Benefit from) Income Taxes

	Three Months Ended March 31,
			Change in
	2026	2025	$	%

	(Dollars in thousands)
Provision for (benefit from) income taxes	$5,547	$(2,507)	$8,054	(321)%
For the three months ended March 31, 2026 and March 31, 2025, we recorded income tax expense of $5.5 million and income tax benefit of $2.5 million, respectively. The change in the income tax expense for the three months ended March 31, 2026 compared to the income tax benefit for the same period in 2025 was primarily due to higher income before income taxes generated during the current period.
Refer to Note 15, Income Taxes, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information.
LIQUIDITY AND CAPITAL RESOURCES
We had cash and cash equivalents of $239.2 million at March 31, 2026 compared to $196.5 million at December 31, 2025. All of our cash and cash equivalents are invested in bank accounts and money market funds held in sweep and asset management accounts with financial institutions of high credit quality. As of March 31, 2026, a substantial portion of the Company’s cash and cash equivalents were held with a limited number of financial institutions and money market funds, which may expose the Company to concentration risk in the event of a failure or adverse condition affecting those entities.
Our cash position and working capital at March 31, 2026 and December 31, 2025 were as follows:

	March 31, 2026	December 31, 2025

	(In thousands)
Cash and cash equivalents	$239,221	$196,520
Working capital	$239,254	$203,460
Our ratio of current assets to current liabilities was 1.5:1 at March 31, 2026 and 1.4:1 at December 31, 2025.
Sources of Cash
Revolving Credit Facility
On October 10, 2023, Omnicell, Inc. entered into a Second Amended and Restated Credit Agreement (the “Second A&R Credit Agreement”) with the lenders from time to time party thereto, Wells Fargo Securities, LLC, JPMorgan Chase Bank, N.A., PNC Capital Markets LLC and TD Securities (USA) LLC as joint lead arrangers and Wells Fargo Bank, National Association, as administrative agent. The Second A&R Credit Agreement provides for (a) a five-year revolving credit facility of $350.0 million (the “Current Revolving Credit Facility”) and (b) an uncommitted incremental loan facility of up to an amount equal to the sum of (i) the greater of $250.0 million and 100% of the adjusted consolidated EBITDA for the last four quarters and (ii) additional amounts subject to pro forma compliance with certain consolidated secured net leverage ratio (the “Current Incremental Facility”). In addition, the Second A&R Credit Agreement includes a letter of credit sub-limit of up to $15.0 million and a swing line loan sub-limit of up to $25.0 million. The Second A&R Credit Agreement has an expiration date of October 10, 2028, subject to acceleration under certain conditions, upon which date all remaining outstanding borrowings will be due and payable.
As of March 31, 2026, we had $350.0 million of funds available under the Current Revolving Credit Facility. As of March 31, 2026, there was no outstanding balance under the Current Revolving Credit Facility and we were in full compliance with all covenants.
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
Cash Flows
The following table summarizes, for the periods indicated, selected items in our Condensed Consolidated Statements of Cash Flows:

	Three Months Ended March 31,
	2026	2025

	(In thousands)
Net cash provided by (used in):
Operating activities	$54,500	$25,924
Investing activities	(15,867)	(15,739)
Financing activities	2,391	4,038
Effect of exchange rate changes on cash and cash equivalents	(1,091)	1,565
Net increase in cash, cash equivalents, and restricted cash	$39,933	$15,788
Operating Activities
We expect cash from our operating activities to fluctuate in future periods as a result of a number of factors, including the timing of our billings and collections, our operating results, and the timing of other liability payments.
Net cash provided by operating activities was $54.5 million for the three months ended March 31, 2026, primarily consisting of operating inflows of $46.2 million and favorable working capital movements of $8.3 million. Operating inflows consisted of net income of $11.4 million, adjusted for non-cash items of $34.8 million, which consisted primarily of depreciation and amortization expense of $18.6 million and share-based compensation expense of $9.5 million. The favorable working capital was primarily due to an increase in deferred revenues of $40.3 million, driven primarily by an increase in billings for certain technical services, SaaS and Expert Services, and connected devices offerings, and an increase in accounts payable of $16.2 million primarily due to an increase in inventory spend and timing of payments. These cash inflows were partially offset by an increase in accounts receivable and unbilled receivables of $33.3 million primarily due to the timing of billings, shipments, and collections and a decrease in accrued compensation of $10.8 million primarily due to the timing of employee bonuses and commissions, as well as ESPP purchases.
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
Investing Activities
Net cash used in investing activities was $15.9 million for the three months ended March 31, 2026, which consisted primarily of capital expenditures of $12.4 million for property and equipment.
Net cash used in investing activities was $15.7 million for the three months ended March 31, 2025, which consisted primarily of capital expenditures of $11.2 million for property and equipment.
Financing Activities
Net cash provided by financing activities was $2.4 million for the three months ended March 31, 2026, primarily due to $7.8 million in proceeds from employee stock option exercises and ESPP purchases.
Net cash provided by financing activities was $4.0 million for the three months ended March 31, 2025, primarily due to $8.3 million in proceeds from employee stock option exercises and ESPP purchases.
Contractual Obligations
There have been no significant changes during the three months ended March 31, 2026 to the contractual obligations disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” set forth in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2025.
Contractual obligations as of March 31, 2026 were as follows:

	Payments Due By Period
	Total	Remainder of 2026	2027-2028	2029-2030	2031 and thereafter

	(In thousands)
Operating leases (1)	$37,477	$10,115	$21,771	$4,018	$1,573
Purchase obligations (2)	$172,632	133,707	38,925	—	—
Convertible senior notes (3)	$179,405	1,725	3,450	174,230	—
Total (4)	$389,514	$145,547	$64,146	$178,248	$1,573
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
Foreign Currency Exchange Risk
We operate in foreign countries which expose us to market risk associated with foreign currency exchange rate fluctuations between the U.S. dollar and various foreign currencies, the most significant of which are the British Pound and the

Euro. In order to manage foreign currency risk, at times we enter into foreign exchange forward contracts to mitigate risks associated with changes in spot exchange rates of mainly non-functional currency denominated assets or liabilities of our foreign subsidiaries. In general, the market risk related to these contracts is offset by corresponding gains and losses on the hedged transactions. By working only with major banks and closely monitoring current market conditions, we seek to limit the risk that counterparties to these contracts may be unable to perform. We do not enter into derivative contracts for trading purposes. As of March 31, 2026, we did not have any outstanding foreign exchange forward contracts.
Interest Rate Fluctuation Risk
We are exposed to interest rate risk through our borrowing activities. As of March 31, 2026, there was no outstanding balance under the current Second A&R Credit Agreement. Refer to Note 10, Debt and Credit Agreement, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information.
As of March 31, 2026, the net carrying amount under the 2029 Notes was $167.9 million. Although our convertible senior notes are based on a fixed rate, changes in interest rates could impact the fair value of such notes. As of March 31, 2026, the fair market value of the 2029 Notes was $167.4 million. Refer to Note 5, Cash and Cash Equivalents and Fair Value of Financial Instruments, and Note 11, Convertible Senior Notes, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information.
We have used, and in the future we may use, interest rate swap agreements to protect against adverse fluctuations in interest rates by reducing our exposure to variability in cash flows relating to interest payments on a portion of our outstanding debt. We do not hold or issue any derivative financial instruments for speculative trading purposes. As of March 31, 2026, we did not have any outstanding interest rate swap agreements.
There were no significant changes in our market risk exposures during the three months ended March 31, 2026 as compared to the market risk exposures disclosed in “Quantitative and Qualitative Disclosures About Market Risk,” set forth in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 26, 2026.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended March 31, 2026.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information set forth under “Legal Proceedings” in Note 14, Commitments and Contingencies, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q is incorporated herein by reference.
ITEM 1A. RISK FACTORS
There are no material changes to the risk factors previously disclosed in Part I - Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on February 26, 2026.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
During the three months ended March 31, 2026, we did not repurchase any shares of our common stock under our repurchase program. Refer to “Stock Repurchase Programs” under Note 16, Employee Benefits and Share-Based Compensation, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Officers
During the three months ended March 31, 2026, Nnamdi Njoku, the Company’s Executive Vice President and Chief Operating Officer, adopted a new “Rule 10b5-1 trading arrangement” (as defined in Item 408(a) of Regulation S-K) on February 9, 2026, which is intended to satisfy the Rule 10b5-1(c) affirmative defense. Mr. Njoku’s trading plan is effective from May 15, 2026 until the earlier of: (1) February 16, 2027; or (2) the date on which all of the transactions under the trading plan are completed. The trading plan is intended to let Mr. Njoku sell up to 17,049 shares of common stock, which represents the gross amount of shares that will vest over the duration of the plan (shares that will actually be sold under the plan are net of tax withholding). None of the shares were sold and no other adjustments were made to the trading plan during the three months ended March 31, 2026.
In addition, on February 23, 2026, Randall A. Lipps, the Company’s President, Chief Executive Officer, and Chairman of the Board of Directors, terminated a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, which was previously adopted on March 14, 2025 (the “Prior Plan”). The Prior Plan provided for the sale of certain shares of common stock held by Mr. Lipps as well as the exercise of certain options expiring on February 3, 2026. The Prior Plan would have expired on the earlier of: (1) September 30, 2026; or (2) the date on which all of the transactions under the trading plan are completed. Following termination of the Prior Plan, on February 25, 2026, Mr. Lipps adopted a new “Rule 10b5-1 trading arrangement” (as defined in Item 408(a) of Regulation S-K), which is intended to satisfy the Rule 10b5-1(c) affirmative defense. Mr. Lipps’ new trading plan is effective from May 28, 2026 until the earlier of: (1) March 1, 2027; or (2) the date on which all of the transactions under the trading plan are completed. Mr. Lipps entered into the new trading plan to include certain options that were previously excluded from the Prior Plan. The new trading plan is intended to let Mr. Lipps sell up to 10,000 shares of common stock and exercise and sell up to (a) 134,160 stock options expiring on February 8, 2027 and (b) 153,728 stock options expiring on February 6, 2028. None of the shares were sold, nor any options exercised and no other adjustments were made to the Prior Plan during the three months ended March 31, 2026.
The actions described above were adopted and precleared in accordance with the Company’s Insider Trading Policy and actual sale transactions made pursuant to such trading plans will be disclosed publicly in future Section 16 filings with the SEC.
Other than as disclosed above, none of our other directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or adopted or terminated a “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K) during the three months ended March 31, 2026.

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

OMNICELL, INC.
Date:	May 6, 2026	By:	/s/ H. Baird Radford, III
Baird Radford Executive Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)