Form 10-Q
period 2026-06-30
OMNICELL, INC.
filed 2026-08-05
CIK 926326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of July 29, 2026, there were 45,614,884 shares of the registrant’s common stock, $0.001 par value, outstanding.

OMNICELL, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
OMNICELL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2026	December 31, 2025

	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$292,165	$196,520
Accounts receivable and unbilled receivables, net of allowances of $6,957 and $8,868, respectively	227,051	216,858
Inventories	96,718	100,905
Prepaid expenses	35,811	33,709
Other current assets	83,641	132,077
Total current assets	735,386	680,069
Property and equipment, net	121,948	120,111
Long-term investment in sales-type leases, net	56,505	60,742
Operating lease right-of-use assets	21,550	24,366
Goodwill	737,201	737,946
Intangible assets, net	160,863	170,105
Long-term deferred tax assets	47,377	58,337
Prepaid commissions	52,372	52,840
Other long-term assets	65,657	70,204
Total assets	$1,998,859	$1,974,720

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$49,780	$43,990
Accrued compensation	60,785	57,172
Accrued liabilities	148,502	203,586
Deferred revenues	188,374	171,861
Total current liabilities	447,441	476,609
Long-term deferred revenues	59,517	63,254
Long-term deferred tax liabilities	640	683
Long-term operating lease liabilities	20,308	24,794
Other long-term liabilities	11,145	9,970
Convertible senior notes, net	168,203	167,596
Total liabilities	707,254	742,906
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value, 100,000 shares authorized; 58,419 and 57,833 shares issued; 45,613 and 45,027 shares outstanding, respectively	58	58
Treasury stock at cost, 12,806 shares outstanding	(368,307)	(368,307)
Additional paid-in capital	1,250,382	1,223,977
Retained earnings	420,587	384,940
Accumulated other comprehensive loss	(11,115)	(8,854)
Total stockholders’ equity	1,291,605	1,231,814
Total liabilities and stockholders’ equity	$1,998,859	$1,974,720
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(In thousands, except per share data)
Revenues:
Product revenues	$175,062	$163,172	$349,862	$308,340
Service revenues	137,146	127,390	272,226	251,890
Total revenues	312,208	290,562	622,088	560,230
Cost of revenues:
Cost of product revenues	85,668	91,919	181,186	177,504
Cost of service revenues	73,605	70,965	147,604	144,112
Total cost of revenues	159,273	162,884	328,790	321,616
Gross profit	152,935	127,678	293,298	238,614
Operating expenses:
Research and development	20,299	21,573	41,818	42,099
Selling, general, and administrative	100,187	97,985	202,177	200,014
Total operating expenses	120,486	119,558	243,995	242,113
Income (loss) from operations	32,449	8,120	49,303	(3,499)
Interest and other income (expense), net	1,384	2,333	1,435	4,422
Income before income taxes	33,833	10,453	50,738	923
Provision for income taxes	9,544	4,814	15,091	2,307
Net income (loss)	$24,289	$5,639	$35,647	$(1,384)
Net income (loss) per share:
Basic	$0.53	$0.12	$0.78	$(0.03)
Diluted	$0.52	$0.12	$0.77	$(0.03)
Weighted-average shares outstanding:
Basic	45,609	46,788	45,467	46,692
Diluted	46,302	46,986	46,130	46,692
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(In thousands)
Net income (loss)	$24,289	$5,639	$35,647	$(1,384)
Other comprehensive income (loss):
Foreign currency translation adjustments	(473)	6,288	(2,261)	9,676
Other comprehensive income (loss)	(473)	6,288	(2,261)	9,676
Comprehensive income	$23,816	$11,927	$33,386	$8,292
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Stockholders’ Equity
	Shares	Amount	Shares	Amount

	(In thousands)
Balances as of December 31, 2025	57,833	$58	(12,806)	$(368,307)	$1,223,977	$384,940	$(8,854)	$1,231,814
Net income	—	—	—	—	—	11,358	—	11,358
Other comprehensive loss	—	—	—	—	—	—	(1,788)	(1,788)
Share-based compensation	—	—	—	—	10,088	—	—	10,088
Issuance of common stock under employee stock plans	450	—	—	—	7,762	—	—	7,762
Tax payments related to restricted stock units	—	—	—	—	(2,603)	—	—	(2,603)
Balances as of March 31, 2026	58,283	$58	(12,806)	$(368,307)	$1,239,224	$396,298	$(10,642)	$1,256,631
Net income	—	—	—	—	—	24,289	—	24,289
Other comprehensive loss	—	—	—	—	—	—	(473)	(473)
Share-based compensation	—	—	—	—	12,990	—	—	12,990
Issuance of common stock under employee stock plans	136	—	—	—	97	—	—	97
Tax payments related to restricted stock units	—	—	—	—	(1,929)	—	—	(1,929)
Balances as of June 30, 2026	58,419	$58	(12,806)	$(368,307)	$1,250,382	$420,587	$(11,115)	$1,291,605

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
	Shares	Amount	Shares	Amount

	(In thousands)
Balances as of December 31, 2024	56,665	$57	(10,283)	$(290,319)	$1,167,882	$382,888	$(17,195)	$1,243,313
Net loss	—	—	—	—	—	(7,023)	—	(7,023)
Other comprehensive income	—	—	—	—	—	—	3,388	3,388
Share-based compensation	—	—	—	—	11,547	—	—	11,547
Issuance of common stock under employee stock plans	462	—	—	—	8,266	—	—	8,266
Tax payments related to restricted stock units	—	—	—	—	(2,391)	—	—	(2,391)
Balances as of March 31, 2025	57,127	$57	(10,283)	$(290,319)	$1,185,304	$375,865	$(13,807)	$1,257,100
Net income	—	—	—	—	—	5,639	—	5,639
Other comprehensive income	—	—	—	—	—	—	6,288	6,288
Share-based compensation	—	—	—	—	11,205	—	—	11,205
Issuance of common stock under employee stock plans	111	—	—	—	—	—	—	—
Tax payments related to restricted stock units	—	—	—	—	(961)	—	—	(961)
Common stock repurchases	—	—	(536)	(15,652)	—	—	—	(15,652)
Balances as of June 30, 2025	57,238	$57	(10,819)	$(305,971)	$1,195,548	$381,504	$(7,519)	$1,263,619
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2026	2025

	(In thousands)
Operating Activities
Net income (loss)	$35,647	$(1,384)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	37,404	39,582
Loss on disposal of assets	239	292
Share-based compensation expense	21,705	21,316
Deferred income taxes	10,917	(2,131)
Amortization of operating lease right-of-use assets	3,841	3,905
Amortization of debt issuance costs	995	1,461
Changes in operating assets and liabilities:
Accounts receivable and unbilled receivables	(10,193)	25,863
Inventories	4,187	(15,935)
Prepaid expenses	(2,102)	(3,081)
Other current assets	(5,100)	(4,526)
Investment in sales-type leases	4,037	(1,367)
Prepaid commissions	468	2,772
Other long-term assets	1,845	4,684
Accounts payable	7,238	10,689
Accrued compensation	3,613	(8,603)
Accrued liabilities	(234)	(14,883)
Deferred revenues	13,098	15,103
Operating lease liabilities	(5,966)	(5,831)
Other long-term liabilities	1,175	753
Net cash provided by operating activities	122,814	68,679
Investing Activities
External-use software development costs	(7,023)	(8,709)
Purchases of property and equipment	(21,375)	(22,953)
Net cash used in investing activities	(28,398)	(31,662)
Financing Activities
Proceeds from issuances under stock-based compensation plans	7,859	8,266
Employees’ taxes paid related to restricted stock units	(4,532)	(3,352)
Excise tax paid on common stock repurchases	(388)	—
Common stock repurchases	—	(15,652)
Change in customer funds, net	(23,923)	3,307
Net cash used in financing activities	(20,984)	(7,431)
Effect of exchange rate changes on cash and cash equivalents	(1,710)	3,300
Net increase in cash, cash equivalents, and restricted cash	71,722	32,886
Cash, cash equivalents, and restricted cash at beginning of period	251,032	398,614
Cash, cash equivalents, and restricted cash at end of period	$322,754	$431,500
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (UNAUDITED)

	Six Months Ended June 30,
	2026	2025

	(In thousands)
Reconciliation of cash, cash equivalents, and restricted cash to the Condensed Consolidated Balance Sheets:
Cash and cash equivalents	$292,165	$399,004
Restricted cash included in other current assets	30,589	32,496
Cash, cash equivalents, and restricted cash at end of period	$322,754	$431,500
Supplemental disclosure of non-cash investing activities:
Unpaid purchases of property and equipment	$567	$692
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
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the financial position of the Company as of June 30, 2026 and December 31, 2025, the results of operations and comprehensive income for the three and six months ended June 30, 2026 and 2025, and cash flows for the six months ended June 30, 2026 and 2025. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) have been condensed or omitted in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 26, 2026. The Company’s results of operations and comprehensive income for the three and six months ended June 30, 2026, and cash flows for the six months ended June 30, 2026 are not necessarily indicative of results that may be expected for the year ending December 31, 2026, or for any future period.
Principles of Consolidation
The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s Condensed Consolidated Financial Statements and accompanying Notes to Condensed Consolidated Financial Statements. These estimates are based on historical experience and various other assumptions that management believes to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact the Company in the future, actual results may be different from the estimates. The Company’s critical accounting estimates are those that affect its financial statements materially and involve difficult, subjective, or complex judgments by management. Those estimates are revenue recognition, inventory valuation, and accounting for income taxes. As of June 30, 2026, the Company is not aware of any events or circumstances that would require an update to its estimates, judgments, or revisions to the carrying value of its assets or liabilities.
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
The CODM is also provided with certain segment assets, primarily those that impact liquidity, such as cash and cash equivalents, accounts receivable and inventories, as well as certain liabilities such as accounts payable and outstanding debt. Assets and liabilities provided to the CODM are consistent with those reported on the Condensed Consolidated Balance Sheets. In addition, the CODM is regularly provided with significant expenses, which are adjusted cost of product and service revenues and adjusted operating expenses. These significant expenses are adjusted for certain non-cash charges and expenses that are unrelated to the Company’s ongoing operations. Adjusted cost of product revenues excludes certain items such as share-based compensation expense, amortization of acquired intangibles, and certain restructuring and severance charges. Adjusted cost of service revenues exclude certain items such as share-based compensation expense and amortization of acquired intangibles. Adjusted operating expenses include research and development, and selling, general and administrative expenses, and exclude certain items such as share-based compensation expense, amortization of acquired intangibles, certain legal and regulatory expenses, and certain restructuring and severance charges. To align with the significant expenses provided to the CODM for the three and six months ended June 30, 2026, certain prior-year significant expenses have been recast to conform with current-period presentation. Depreciation and amortization expense for the Company’s single reportable segment was $18.8 million and $19.6 million for the three months ended June 30, 2026 and 2025, respectively, and $37.4 million and $39.6 million for the six months ended June 30, 2026 and 2025, respectively.

The following table summarizes the Company’s reportable segment revenues and significant expenses, reconciled to the Company’s consolidated net income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(In thousands)
Total revenues	$312,208	$290,562	$622,088	$560,230
Less:
Adjusted cost of product revenues	(82,998)	(91,042)	(177,642)	(175,378)
Adjusted cost of service revenues	(72,348)	(69,648)	(145,330)	(141,319)
Adjusted operating expenses	(103,792)	(105,739)	(214,895)	(210,093)
Other segment items (1)	(20,621)	(16,013)	(34,918)	(36,939)
Interest and other income (expense), net	1,384	2,333	1,435	4,422
Provision for income taxes	9,544	4,814	15,091	2,307
Net income (loss)	$24,289	$5,639	$35,647	$(1,384)
_________________________________________________
(1) Other segment items include certain non-cash charges and expenses that are unrelated to the Company’s ongoing operations. Such charges and expenses consist of items such as share-based compensation, amortization of acquired intangible assets, certain legal and regulatory expenses, and certain restructuring and severance charges.
Note 3. Revenues
Revenue Recognition
The Company earns revenues from sales of its products and related services, which are sold in the healthcare industry, its principal market. The Company’s customer arrangements typically include one or more of the following revenue categories:
Connected devices, software licenses, and other. Software-enabled connected devices and software licenses that manage and regulate the storage and dispensing of pharmaceuticals, consumables, blister cards, and packaging equipment and other supplies. This revenue category is often sold through long-term, sole-source agreements. Solutions in this category include, but are not limited to, XT Series automated dispensing systems and products related to the Central Pharmacy Dispensing Service and IV Compounding Service.
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
A portion of the Company’s sales are made to customers who are members of Group Purchasing Organizations (“GPOs”) and Federal agencies that purchase under a Federal Supply Schedule Contract with the Department of Veterans Affairs (the “GSA Contract”). GPOs are often fully or partially owned by the Company’s customers, and the Company pays fees to the GPO on completed contracts. The Company also pays the Industrial Funding Fee (“IFF”) to the Department of Veterans Affairs under the GSA Contract. The Company considers these fees consideration paid to customers and records them as reductions to revenue. Fees to GPOs and the IFF were $1.9 million and $1.6 million for the three months ended June 30, 2026 and 2025, respectively, and $3.8 million for both the six months ended June 30, 2026 and 2025.
Disaggregation of Revenues
The following table summarizes the Company’s revenues disaggregated by revenue type:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(In thousands)
Connected devices, software licenses, and other	$149,227	$138,620	$297,889	$258,697
Consumables	25,835	24,552	51,973	49,643
Technical services	68,552	63,766	135,475	125,145
SaaS and Expert Services	68,594	63,624	136,751	126,745
Total revenues	$312,208	$290,562	$622,088	$560,230
The following table summarizes the Company’s revenues disaggregated by geographic region, which is determined based on customer location:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(In thousands)
United States	$281,033	$263,446	$559,130	$512,710
Rest of world (1)	31,175	27,116	62,958	47,520
Total revenues	$312,208	$290,562	$622,088	$560,230
________________________________________________
(1)    No individual country represented more than 10% of total revenues.

Contract Assets and Contract Liabilities
The following table reflects the Company’s contract assets and contract liabilities:

	June 30, 2026	December 31, 2025

	(In thousands)
Short-term unbilled receivables, net (1)	$32,099	$28,396
Long-term unbilled receivables, net (2)	2,178	3,521
Total contract assets	$34,277	$31,917

Short-term deferred revenues	$188,374	$171,861
Long-term deferred revenues	59,517	63,254
Total contract liabilities	$247,891	$235,115
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
During the three and six months ended June 30, 2026, the Company recognized revenues of $39.9 million and $103.3 million, respectively, that were included in the corresponding short-term deferred revenues balance of $171.9 million as of December 31, 2025.
Deferred revenues from product sales primarily relate to delivered and invoiced products, pending installation and acceptance. Deferred revenues from service contracts primarily relate to services that have been invoiced, but where services have not yet been provided. Short-term deferred revenues are expected to be recognized within the next twelve months. Long-term deferred revenues substantially consist of deferred revenues on long-term technical and SaaS and Expert Services contracts which have been invoiced and are expected to be recognized as revenue beyond twelve months, generally not more than ten years. The Company generally invoices customers for products upon shipment. Invoicing associated with the service portion of agreements is generally periodic and is billed on a monthly, quarterly, or annual basis, and in certain circumstances, multiple years are billed at one time. SaaS and Expert Services agreements are generally invoiced periodically on a monthly, quarterly or annual basis over the life of the agreement. In certain circumstances, portions of these agreements may be invoiced lump sum in advance.
In addition, the Company has remaining performance obligations associated with contracts for which the associated products have been accepted or associated services have started, but where invoicing has not yet occurred and therefore are not reflected in deferred revenue. These remaining performance obligations are comprised of the non-variable portions of technical services and SaaS and Expert Services provided under non-cancellable contracts with minimum commitments. Remaining performance obligations which are not included in deferred revenues were $375.1 million as of June 30, 2026. Remaining performance obligations are expected to be recognized ratably over the remaining terms of the associated contracts, which terms vary but are generally not more than ten years. Remaining performance obligations do not include product obligations, services where the associated product has not been accepted, services which have not yet started, variable portions of services, and certain other obligations.
Significant Customers
There were no customers that accounted for more than 10% of the Company’s total revenues for the three and six months ended June 30, 2026 and 2025. Also, there were no customers that accounted for more than 10% of the Company’s accounts receivable and unbilled receivables balance as of June 30, 2026 and December 31, 2025.
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
The basic and diluted net income (loss) per share calculations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(In thousands, except per share data)
Net income (loss)	$24,289	$5,639	$35,647	$(1,384)
Weighted-average shares outstanding – basic	45,609	46,788	45,467	46,692
Effect of dilutive securities from stock award plans	693	198	663	—
Weighted-average shares outstanding – diluted	46,302	46,986	46,130	46,692

Net income (loss) per share – basic	$0.53	$0.12	$0.78	$(0.03)
Net income (loss) per share – diluted	$0.52	$0.12	$0.77	$(0.03)

Anti-dilutive weighted-average shares related to stock award plans	1,746	2,881	1,723	3,657
Anti-dilutive weighted-average shares related to convertible senior notes and warrants	6,026	9,622	6,026	9,622
Note 5. Cash and Cash Equivalents and Fair Value of Financial Instruments
Cash and cash equivalents of $292.2 million and $196.5 million as of June 30, 2026 and December 31, 2025, respectively, consisted of bank accounts and highly-liquid U.S. Government money market funds held in sweep and asset management accounts with financial institutions of high credit quality. As of June 30, 2026, a substantial portion of the Company’s cash and cash equivalents were held with a limited number of financial institutions and money market funds, which may expose the Company to concentration risk in the event of a failure or adverse condition affecting those entities. The Company continuously monitors the credit worthiness of the financial institutions in which it invests. The Company has not experienced any credit losses from its cash equivalents. As of June 30, 2026 and December 31, 2025, cash equivalents were $233.2 million and $148.6 million, respectively, which consisted of money market funds held in sweep and asset management accounts. The Company recorded interest income on its cash and cash equivalents of $2.5 million and $3.7 million for the three months ended June 30, 2026 and 2025, respectively, and $4.0 million and $7.3 million for the six months ended June 30, 2026 and 2025, respectively, which is included within interest and other income (expense), net in the Condensed Consolidated Statements of Operations.
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

The following table summarizes the carrying amounts, net of unamortized debt issuance costs, and fair values of the convertible senior notes:

	June 30, 2026	December 31, 2025

	(In thousands)
Net carrying amount	$168,203	$167,596
Fair value	$182,419	$185,869
Note 6. Balance Sheet Components
Balance sheet details are presented in the tables below:

	June 30, 2026	December 31, 2025

	(In thousands)
Inventories:
Raw materials	$25,816	$26,245
Work in process	1,959	1,321
Finished goods	68,943	73,339
Total inventories	$96,718	$100,905

Other current assets:
Funds held for customers, including restricted cash (1)	$47,367	$101,104
Deferred cost of sales	13,871	10,819
Net investment in sales-type leases, current portion	14,848	14,648
Other current assets	7,555	5,506
Total other current assets	$83,641	$132,077

Other long-term assets:
External-use software development costs, net	$51,883	$54,197
Unbilled receivables, net	2,178	3,521
Other long-term assets	11,596	12,486
Total other long-term assets	$65,657	$70,204

Accrued liabilities:
Operating lease liabilities, current portion	$11,485	$11,955
Customer fund liabilities	47,367	101,104
Advance payments from customers	9,636	10,514
Rebate liabilities	50,501	44,722
Taxes payable	2,899	4,017
Other accrued liabilities	26,614	31,274
Total accrued liabilities	$148,502	$203,586
_________________________________________________
(1)    Includes restricted cash of $30.6 million and $54.5 million as of June 30, 2026 and December 31, 2025, respectively.
The Company capitalizes certain cloud computing arrangement costs that are associated with service contracts, which are amortized using the straight-line method over the term of the arrangement. As of June 30, 2026 and December 31, 2025, capitalized costs associated with cloud computing arrangements, net of accumulated amortization of $5.2 million and $4.3 million, respectively, were $3.7 million and $4.6 million, respectively.

The following table summarizes the changes in accumulated balances of other comprehensive income (loss), which consisted of foreign currency translation adjustments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(In thousands)
Beginning balance	$(10,642)	$(13,807)	$(8,854)	$(17,195)
Other comprehensive income (loss):	(473)	6,288	(2,261)	9,676
Ending balance	$(11,115)	$(7,519)	$(11,115)	$(7,519)
Note 7. Property and Equipment
The following table represents the property and equipment balances:

	June 30, 2026	December 31, 2025

	(In thousands)
Equipment	$105,546	$104,071
Furniture and fixtures	4,965	4,672
Leasehold improvements	19,609	18,606
Purchased software and internal-use software development costs	178,016	165,885
Construction in progress	27,019	23,426
Property and equipment, gross	335,155	316,660
Accumulated depreciation and amortization	(213,207)	(196,549)
Total property and equipment, net	$121,948	$120,111
Depreciation and amortization expense of property and equipment was $9.3 million and $8.6 million for the three months ended June 30, 2026 and 2025, respectively, and $18.5 million and $17.2 million for the six months ended June 30, 2026 and 2025, respectively, of which amortization expense related to purchased software and internal-use software development costs was $6.4 million and $5.6 million for the three months ended June 30, 2026 and 2025, respectively, and $12.6 million and $11.0 million for the six months ended June 30, 2026 and 2025, respectively.
The geographic location of the Company’s property and equipment, net, is based on the physical location in which it is located. The following table summarizes the geographic information for property and equipment, net:

	June 30, 2026	December 31, 2025

	(In thousands)
United States	$118,427	$116,102
Rest of world	3,521	4,009
Total property and equipment, net	$121,948	$120,111
Note 8. External-Use Software Development Costs
The carrying amounts of external-use software development costs were as follows:

	June 30, 2026	December 31, 2025

	(In thousands)
Gross carrying amount	$273,883	$266,523
Accumulated amortization	(222,000)	(212,326)
External-use software development costs, net (1)	$51,883	$54,197
_________________________________________________
(1)     Included in other long-term assets in the Condensed Consolidated Balance Sheets.

The Company recorded $4.9 million and $5.6 million to cost of product revenues for amortization of external-use software development costs for the three months ended June 30, 2026 and 2025, respectively, and $9.7 million and $11.3 million for the six months ended June 30, 2026 and 2025, respectively.
The estimated future amortization expenses for external-use software development costs were as follows:

June 30, 2026

(In thousands)
Remaining six months of 2026	$9,633
2027	15,261
2028	11,405
2029	8,778
2030	4,915
Thereafter	1,891
Total	$51,883
Note 9. Goodwill and Intangible Assets
Goodwill
The following table represents changes in the carrying amount of goodwill:

(In thousands)
Balance as of December 31, 2025	$737,946
Foreign currency exchange rate fluctuations	(745)
Balance as of June 30, 2026	$737,201
Intangible Assets, Net
The carrying amounts and useful lives of intangible assets were as follows:

	June 30, 2026
	Gross carrying amount (1)	Accumulated amortization	Foreign currency exchange rate fluctuations	Net carrying amount	Useful life (years)

	(In thousands, except for years)
Customer relationships	$306,419	$(156,865)	$(1,340)	$148,214	10 - 30
Acquired technology	37,615	(25,542)	—	12,073	5 - 20
Patents	1,656	(1,080)	—	576	2 - 20
Total intangible assets, net	$345,690	$(183,487)	$(1,340)	$160,863

	December 31, 2025
	Gross carrying amount (1)	Accumulated amortization	Foreign currency exchange rate fluctuations	Net carrying amount	Useful life (years)

	(In thousands, except for years)
Customer relationships	$306,419	$(148,990)	$(1,317)	$156,112	10 - 30
Acquired technology	39,715	(26,358)	—	13,357	4 - 20
Trade names	2,400	(2,400)	—	—	5
Patents	1,656	(1,020)	—	636	2 - 20
Total intangible assets, net	$350,190	$(178,768)	$(1,317)	$170,105
_________________________________________________
(1)    The differences in gross carrying amounts between periods are primarily due to the write-off of certain fully amortized intangible assets.
Amortization expense of intangible assets was $4.6 million and $5.3 million for the three months ended June 30, 2026 and 2025, respectively, and $9.2 million and $11.1 million for the six months ended June 30, 2026 and 2025, respectively.
The estimated future amortization expenses for amortizable intangible assets were as follows:

June 30, 2026

(In thousands)
Remaining six months of 2026	$8,794
2027	16,504
2028	15,449
2029	13,952
2030	10,444
Thereafter	95,720
Total	$160,863
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
As of both June 30, 2026 and December 31, 2025, the Company had $350.0 million of funds available under the Current Revolving Credit Facility. As of June 30, 2026 and December 31, 2025, the Company had no outstanding balance under the Current Revolving Credit Facility. The Company was in compliance with all covenants as of June 30, 2026.
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
During the three months ended June 30, 2026 and December 31, 2025, none of the conditional conversion features of the 2029 Notes were triggered, and therefore, the 2029 Notes are not convertible during the third quarter of 2026, commencing on July 1, 2026, and were not convertible during the first quarter of 2026, commencing on January 1, 2026.
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
If the Company undergoes a fundamental change (as defined in the 2029 Notes Indenture), holders may require, subject to certain exceptions, the Company to repurchase for cash all or any portion of their 2029 Notes at a fundamental change repurchase price equal to 100% of the principal amount of the 2029 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. As of June 30, 2026, none of the criteria for a fundamental change or a conversion rate adjustment had been met.
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
The debt issuance costs associated with the 2029 Notes are being amortized to interest expense over the term of the 2029 Notes using an effective interest rate of 1.75%. As of June 30, 2026, the remaining life of the 2029 Notes and the related issuance cost accretion is approximately 3.4 years.
The maximum number of shares issuable upon conversion, including the effect of a fundamental change and subject to other conversion rate adjustments, would be approximately 3.0 million shares. As of June 30, 2026, the if-converted value of the 2029 Notes did not exceed the principal amount.

The 2029 Notes consisted of the following balances:

	June 30, 2026	December 31, 2025

	(In thousands)
Principal amount	$172,500	$172,500
Unamortized debt issuance costs	(4,297)	(4,904)
Convertible senior notes, net	$168,203	$167,596
The following table summarizes the components of interest expense resulting from the 2025 Notes and the 2029 Notes recognized in interest and other income (expense), net in the Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(In thousands)
Contractual coupon interest:
2025 Notes	$—	$110	$—	$219
2029 Notes	$432	$432	$863	$863
Amortization of debt issuance costs:
2025 Notes	$—	$239	$—	$477
2029 Notes	$304	$294	$607	$597
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
On September 15, 2025, the convertible note hedges related to the remaining 2025 Notes expired concurrently with the maturity of the 2025 Notes. No settlement was required as the Company’s stock price remained below the strike price at that time. In addition, following maturity of the 2025 Notes, the warrants issued in connection with the 2025 Notes expired between

December 15, 2025 and June 8, 2026. As of June 8, 2026, all such warrants issued in connection with the 2025 Notes have expired without exercise.
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
The following table presents the Company’s income recognized from sales-type leases:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(In thousands)
Sales-type lease revenues	$3,814	$6,631	$10,114	$12,449
Cost of sales-type lease revenues	(2,347)	(4,102)	(6,120)	(7,039)
Selling profit on sales-type lease revenues	$1,467	$2,529	$3,994	$5,410
The receivables as a result of these types of transactions are collateralized by the underlying equipment leased and consist of the following components:

	June 30, 2026	December 31, 2025

	(In thousands)
Net minimum lease payments to be received	$83,794	$88,372
Less: Unearned interest income portion	(12,441)	(12,982)
Net investment in sales-type leases	71,353	75,390
Less: Current portion (1)	(14,848)	(14,648)
Long-term investment in sales-type leases, net	$56,505	$60,742
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
The maturity schedule of future minimum lease payments under sales-type leases retained in-house and the reconciliation to the net investment in sales-type leases reported on the Condensed Consolidated Balance Sheets was as follows:

June 30, 2026

(In thousands)
Remaining six months of 2026	$9,065
2027	17,612
2028	17,311
2029	14,662
2030	10,286
Thereafter	14,858
Total future minimum sales-type lease payments	83,794
Present value adjustment	(12,441)
Total net investment in sales-type leases	$71,353

Note 13. Lessee Leases
The Company has operating leases for office buildings, data centers, office equipment, and vehicles. The Company’s leases have initial terms of one to twelve years. As of June 30, 2026, the Company did not have any additional material operating leases that were entered into, but not yet commenced.
The maturity schedule of future minimum lease payments under operating leases and the reconciliation to the operating lease liabilities reported on the Condensed Consolidated Balance Sheets was as follows:

June 30, 2026

(In thousands)
Remaining six months of 2026	$6,750
2027	11,920
2028	10,221
2029	3,359
2030	763
Thereafter	1,571
Total operating lease payments	34,584
Present value adjustment	(2,791)
Total operating lease liabilities (1)	$31,793
_________________________________________________
(1)    Amount consists of a current and long-term portion of operating lease liabilities of $11.5 million and $20.3 million, respectively. The current portion of the operating lease liabilities is included in accrued liabilities in the Condensed Consolidated Balance Sheets.
Operating lease costs were $2.4 million and $2.7 million for the three months ended June 30, 2026 and 2025, respectively, and $4.8 million and $5.1 million for the six months ended June 30, 2026 and 2025, respectively. Short-term lease costs and variable lease costs were not material for the three and six months ended June 30, 2026 and 2025.
The following table summarizes supplemental cash flow information related to the Company’s operating leases:

	Six Months Ended June 30,
	2026	2025

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities	$6,895	$7,012
Right-of-use assets obtained in exchange for new lease liabilities	$1,393	$6,022
The following table summarizes the weighted-average remaining lease term and weighted-average discount rate related to the Company’s operating leases:

	June 30, 2026	December 31, 2025
Weighted-average remaining lease term, years	3.2	3.4
Weighted-average discount rate, %	5.5%	5.5%
Note 14. Commitments and Contingencies
Purchase Obligations
In the ordinary course of business, the Company issues purchase orders based on its current manufacturing needs. As of June 30, 2026, the Company had non-cancelable purchase commitments of $192.4 million, of which $134.1 million are expected to be paid within the year ending December 31, 2026.
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
Note 15. Income Taxes
The Company generally provides for income taxes in interim periods based on the estimated annual effective tax rate for the year, adjusting for discrete items in the quarter in which they arise. For the six months ended June 30, 2026 and 2025, the Company recorded income tax expense of $15.1 million and $2.3 million, respectively, by applying its estimated annual effective tax rate to its year-to-date measure of ordinary income and adjusted for $0.5 million and $2.0 million, respectively, of discrete income tax expense primarily from equity compensation.
The effective tax rate for both the six months ended June 30, 2026 and 2025 differed from the statutory rate of 21% primarily due to the unfavorable impact of state taxes, non-deductible compensation and equity charges, partially offset by the favorable impact of the research and development credits and a Foreign-Derived Deduction-Eligible Income (“FDDEI”) benefit deduction.
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted in the United States, which includes significant tax reform provisions. Included in the OBBBA are provisions that allow for the immediate expensing of domestic United States research and development expenses, immediate expensing of certain capital expenditures, and other changes to the U.S. taxation of profits derived from foreign operations. Key international income tax provisions enacted by OBBBA became effective for the tax year 2026. Notable changes include modifications to the deduction for foreign‑derived income (formerly Foreign‑Derived Intangible Income, now Foreign‑Derived Deduction‑Eligible Income), revisions to the Global Intangible Low-Taxed Income regime (renamed Net Controlled Foreign Corporation (“CFC”) Tested Income), and related changes to the computation of certain international income inclusions. The OBBBA provisions did not have a significant impact on the Company’s results of operations, financial position, and cash flows for the six months ended June 30, 2026.
The Organization for Economic Co-Operation and Development (“OECD”) has previously established a global minimum tax framework under its Base Erosion and Profit Shifting (“BEPS”) Pillar Two initiative, which is intended to ensure that in-scope multinational enterprise groups are subject to a minimum effective tax rate of 15% on a jurisdictional basis. In January 2026, the OECD issued additional Administrative Guidance, including the Side-by-Side (“SbS”) package, to further clarify and coordinate the application of the Pillar Two framework with certain domestic minimum tax regimes. These developments did not have an impact on the Company’s provision for income taxes for the six months ended June 30, 2026. The Company continues to monitor the evolving Pillar Two legislation in the jurisdictions in which it operates.
As of June 30, 2026 and December 31, 2025, the Company had gross unrecognized tax benefits of $11.8 million and $11.3 million, respectively. The Company recognizes interest and penalties related to uncertain tax positions in interest and other income (expense), net in the Condensed Consolidated Statements of Operations. Accrued interest and penalties are included within other long-term liabilities on the Condensed Consolidated Balance Sheets. As of June 30, 2026 and December 31, 2025, the amount of accrued interest and penalties was $1.4 million and $1.1 million, respectively.
The Company files income tax returns in the United States and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examinations by taxing authorities, including major jurisdictions such as the United States, Germany, Italy, France, the United Kingdom and India. The Company is currently in early stages of examination by the Internal Revenue Service (“IRS”) for the tax year ended December 31, 2023. With few exceptions, as of June 30, 2026, the Company was no longer subject to federal U.S., state, and foreign tax examinations for years before 2022, 2021, and 2021, respectively.

Note 16. Employee Benefits and Share-Based Compensation
Share-Based Compensation Expense
The following table sets forth the total share-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(In thousands)
Cost of product and service revenues	$1,655	$1,207	$2,904	$2,925
Research and development	937	1,022	1,670	2,242
Selling, general, and administrative	9,615	8,301	17,131	16,149
Total share-based compensation expense	$12,207	$10,530	$21,705	$21,316
The Company capitalized approximately $0.8 million and $0.6 million during the three months ended June 30, 2026 and 2025, respectively, and $1.4 million during both the six months ended June 30, 2026 and 2025, of non-cash share-based compensation expense to internal-use and external-use software development costs related to internal labor. The Company did not capitalize any material non-cash share-based compensation expense to inventory during the three and six months ended June 30, 2026 and 2025.
Employee Stock Purchase Plan (“ESPP”)
The following assumptions were used to value shares under the ESPP:

Three and Six Months Ended June 30,
	2026	2025
Expected life, years	0.5 - 2.0	0.5 - 2.0
Expected volatility, %	47.3% - 58.7%	45.8% - 58.7%
Risk-free interest rate, %	3.6% - 4.7%	4.1% - 5.2%
Dividend yield, %	—%	—%
For the six months ended June 30, 2026 and 2025, employees purchased approximately 312,000 and 335,000 shares of common stock, respectively, under the ESPP at a weighted-average price of $24.64 and $24.57, respectively. As of June 30, 2026, the estimated unrecognized compensation cost related to the shares to be purchased under the ESPP was approximately $6.8 million and is expected to be recognized over a weighted-average period of 1.2 years.
Stock Options
The following table summarizes the stock option activity under the 2009 Plan:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Years	Aggregate Intrinsic Value

	(In thousands, except per share data)
Outstanding at December 31, 2025	1,353	$68.10	3.2	$1,787
Granted	—	—
Exercised	(5)	32.31
Expired	—	—
Forfeited	(74)	76.22
Outstanding at June 30, 2026	1,274	$67.78	2.5	$875
Exercisable at June 30, 2026	1,274	$67.78	2.5	$875
Vested and expected to vest at June 30, 2026 and thereafter	1,274	$67.78	2.5	$875

Restricted Stock Units (“RSUs”)
The following table summarizes the RSU activity under the 2009 Plan:

	Number of Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Years	Aggregate Intrinsic Value

	(In thousands, except per share data)
Outstanding at December 31, 2025	1,661	$39.65	1.5	$75,261
Granted	818	34.32
Vested	(250)	49.78
Forfeited	(156)	38.67
Outstanding and unvested at June 30, 2026	2,073	$36.33	1.4	$86,061
As of June 30, 2026, total unrecognized compensation cost related to RSUs was $48.2 million, which is expected to be recognized over the remaining weighted-average vesting period of 2.4 years.
Performance-Based Stock Unit Awards (“PSUs”)
The following table summarizes the PSU activity under the 2009 Plan:

	Number of Shares	Weighted-Average Grant Date Fair Value

	(In thousands, except per share data)
Outstanding at December 31, 2025	294	$30.56
Granted	199	50.89
Vested	(82)	30.78
Forfeited	—	—
Outstanding and unvested at June 30, 2026	411	$40.39
As of June 30, 2026, total unrecognized compensation cost related to PSUs was approximately $6.5 million, which is expected to be recognized over the remaining weighted-average vesting period of 2.8 years.
Summary of Shares Reserved for Future Issuance under Equity Incentive Plans
The Company had the following ordinary shares reserved for future issuance under its equity incentive plans as of June 30, 2026:

Number of Shares

(In thousands)
Stock options outstanding	1,274
Non-vested restricted stock awards	2,522
Shares authorized for future issuance	4,098
ESPP shares available for future issuance	1,802
Total shares reserved for future issuance	9,696
Stock Repurchase Programs
On May 22, 2025, the Company’s Board of Directors (the “Board”) authorized a new stock repurchase program providing for the repurchase of up to $75.0 million of the Company’s common stock (the “2025 Repurchase Program”). The 2025 Repurchase Program was in addition to the stock repurchase program approved by the Board on August 2, 2016 providing for the repurchase of up to $50.0 million of the Company’s common stock (the “2016 Repurchase Program”).
During the three and six months ended June 30, 2026, the Company did not repurchase any of its outstanding common stock under the repurchase programs. During the three and six months ended June 30, 2025, the Company repurchased approximately 536,000 shares of its common stock under the repurchase programs at an average price of $29.24 per share for an aggregate purchase price of approximately $15.7 million. The 2016 and 2025 Repurchase Programs were formally concluded during the second quarter of 2025 and 2026, respectively.
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
•delays in installations of our medication management solutions or our more complex medication packaging systems, or in the timing of purchasing decisions;
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
•availability and sources of raw materials and components, in particular with regard to semiconductor chips, price fluctuations and an inability to pass increased costs on to our customers, or shortages or interruptions of supply;
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
Omnicell solutions are helping healthcare facilities worldwide to uncover cost savings, improve labor efficiency, establish new revenue streams, enhance supply chain control, support compliance, and move closer to the industry-defined vision of the Autonomous Pharmacy. We sell our hardware, software, and consumable solutions together with related service offerings. Revenues generated in the United States represented 90% and 91% of our total revenues for the three months ended June 30, 2026 and 2025, respectively, and 90% and 92% of our total revenues for the six months ended June 30, 2026 and 2025, respectively.
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
Global Trade Relations
In recent years, the U.S. government has advocated for, and in certain cases implemented, greater restrictions on trade. For example, in 2025 and 2026, the U.S. imposed or announced tariffs and other trade measures on a wide variety of products manufactured in multiple foreign jurisdictions, including China, Mexico, and Malaysia, and several foreign countries have imposed or threatened reciprocal tariffs on goods manufactured in the United States. These tariff rates have fluctuated and may continue to fluctuate going forward. In an effort to address these actions, we have implemented various mitigation measures, including dual-sourcing of components and nearshoring manufacturing. While these actions have effectively mitigated some of the impact of these costs, there can be no assurance that we will be able to offset future increased costs or other adverse impacts. Although we continue to work to mitigate the impact of current or potential tariffs, we may incorrectly anticipate outcomes, forgo or pass up business opportunities, or fail to appropriately adapt or manage our business strategies in response to these changes. As a result of these factors, we may experience direct and indirect adverse effects on our business, operating results, cash flow, or financial condition.
On February 20, 2026, the U.S. Supreme Court struck down certain tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”). Subsequent to this ruling the U.S. Court of International Trade issued an order that directed the U.S. Customs and Border Protection (“CBP”) to formalize a process for refunding IEEPA tariffs. On April 20, 2026, the CBP launched an online portal to submit IEEPA tariff refund requests. Submitted requests are reviewed by the CBP to determine validity prior to the issuance of any refund. During the second quarter of 2026, the Company received $14.5 million in refunds for previously paid IEEPA tariffs, which were recorded primarily as a reduction to cost of product revenues. The Company does not expect any additional refunds potentially collectible in the future for IEEPA tariffs paid through the U.S. Supreme Court’s February 20, 2026 ruling to be material.

In response to the Supreme Court’s ruling, effective February 24, 2026, a new 10% tariff for all imports under Section 122 of the Trade Act of 1974 was imposed, subject to applicable exclusions, including exclusions for qualifying products under the United States-Mexico-Canada Agreement. These tariffs were expected to remain in effect for 150 days, the maximum period that Section 122 permits without congressional action and subsequently expired on July 24, 2026. Effective July 24, 2026, the U.S. implemented or announced replacement tariffs under Section 301 of the Trade Act of 1974, at rates generally ranging from 10% to 12.5%, which are intended to replace the expired Section 122 tariffs. At this time, we do not currently expect these recent tariff changes to have a material impact on our business, operating results, cash flow or financial condition. However, the scope, rate, duration, legality and implementation of existing or future tariffs remain uncertain, and additional tariff measures, changes to existing exclusions, retaliatory trade actions, litigation outcomes, refund processes or other changes in U.S. or foreign trade policy could increase our costs, disrupt our supply chain, affect customer demand or require changes to our sourcing, pricing or production strategies. We continue to monitor these developments and their potential impact on our business and future operating results.
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
Our full-time employee headcount was approximately 3,485 as of June 30, 2026.
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
We believe the following critical accounting policies are affected by significant judgments and estimates used in the preparation of our Condensed Consolidated Financial Statements:
•Revenue recognition;
•Inventory; and
•Accounting for income taxes.
There have been no material changes in our critical accounting policies and estimates during the six months ended June 30, 2026 as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2025.
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

RESULTS OF OPERATIONS
Total Revenues

	Three Months Ended June 30,
			Change in
	2026	2025	$	%

	(Dollars in thousands)
Product revenues	$175,062	$163,172	$11,890	7%
Percentage of total revenues	56%	56%
Service revenues	137,146	127,390	9,756	8%
Percentage of total revenues	44%	44%
Total revenues	$312,208	$290,562	$21,646	7%
Product revenues represented 56% of total revenues for both the three months ended June 30, 2026 and 2025. Product revenues increased by $11.9 million, primarily driven by an increase in revenues from our automated dispensing systems and XTExtend offering, partially offset by a decrease in revenues from robotics, including products related to our Central Pharmacy Dispensing Service and IV Compounding Service offering.
Service revenues represented 44% of total revenues for both the three months ended June 30, 2026 and 2025. Service revenues include revenues from technical services and SaaS and Expert Services offerings. Service revenues increased by $9.8 million due to an increase of $4.8 million in technical services revenues primarily as a result of growth in our installed customer base and the impact of pricing actions, as well as an increase of $5.0 million in SaaS and Expert Services revenues due to continued customer demand, including an increase in revenues from our Specialty Pharmacy Services offering.
Our international sales represented 10% and 9% of total revenues for the three months ended June 30, 2026 and 2025, respectively. In future periods, we expect our revenues to be affected by foreign currency exchange rate fluctuations. We are unable to predict the extent to which revenues in future periods will be impacted by changes in foreign currency exchange rates.

	Six Months Ended June 30,
			Change in
	2026	2025	$	%

	(Dollars in thousands)
Product revenues	$349,862	$308,340	$41,522	13%
Percentage of total revenues	56%	55%
Service revenues	272,226	251,890	20,336	8%
Percentage of total revenues	44%	45%
Total revenues	$622,088	$560,230	$61,858	11%
Product revenues represented 56% and 55% of total revenues for the six months ended June 30, 2026 and 2025, respectively. Product revenues increased by $41.5 million, primarily driven by an increase in revenues from our automated dispensing systems and XTExtend offering, partially offset by a decrease in revenues from robotics, including products related to our Central Pharmacy Dispensing Service and IV Compounding Service offering.
Service revenues represented 44% and 45% of total revenues for the six months ended June 30, 2026 and 2025, respectively. Service revenues include revenues from technical services and SaaS and Expert Services offerings. Service revenues increased by $20.3 million due to an increase of $10.3 million in technical services revenues primarily as a result of growth in our installed customer base and the impact of pricing actions, as well as an increase of $10.0 million in SaaS and Expert Services revenues due to continued customer demand, including an increase in revenues from our Specialty Pharmacy Services offering.
Our international sales represented 10% and 8% of total revenues for the six months ended June 30, 2026 and 2025, respectively. In future periods, we expect our revenues to be affected by foreign currency exchange rate fluctuations. We are unable to predict the extent to which revenues in future periods will be impacted by changes in foreign currency exchange rates.

Our ability to grow product and service revenues is dependent on our ability to continue to obtain orders from customers, including contract renewals and competitive conversions, which may be dependent upon customers’ capital equipment budgets and/or capital equipment approval cycles, our ability to produce quality products and consumables to fulfill customer demand, the volume of implementations we are able to complete, our ability to meet customer needs by providing a quality implementation experience and solutions that meet expected service levels, our ability to develop new or enhance existing solutions, and our flexibility in workforce allocations among customers to complete implementations on a timely basis. The timing of our revenues is primarily dependent on when our customers’ schedules and/or staffing levels allow for implementations.
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

	Three Months Ended June 30,
			Change in
	2026	2025	$	%

	(Dollars in thousands)
Cost of revenues:
Cost of product revenues	$85,668	$91,919	$(6,251)	(7)%
As a percentage of related revenues	49%	56%
Cost of service revenues	73,605	70,965	2,640	4%
As a percentage of related revenues	54%	56%
Total cost of revenues	$159,273	$162,884	$(3,611)	(2)%
As a percentage of total revenues	51%	56%

Gross profit	$152,935	$127,678	$25,257	20%
Gross margin	49%	44%
Cost of revenues for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 decreased by $3.6 million, primarily driven by a $6.3 million decrease in cost of product revenues, partially offset by a $2.6 million increase in cost of service revenues.
The decrease in cost of product revenues for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 was primarily driven by a $14.0 million refund received during the three months ended June 30, 2026 for previously paid IEEPA tariffs, partially offset by the impact of costs of higher revenues and ongoing tariffs during the three months ended June 30, 2026 compared to the three months ended June 30, 2025.
The increase in cost of service revenues was primarily driven by the increase in service revenues of $9.8 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025.
The overall increase in gross margin primarily relates to higher revenues for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 and a $14.0 million refund received during the three months ended June 30, 2026 for previously paid IEEPA tariffs, partially offset by the impact of ongoing tariffs. Our gross profit for the three months ended June 30, 2026 was $152.9 million, as compared to $127.7 million for the three months ended June 30, 2025.

	Six Months Ended June 30,
			Change in
	2026	2025	$	%

	(Dollars in thousands)
Cost of revenues:
Cost of product revenues	$181,186	$177,504	$3,682	2%
As a percentage of related revenues	52%	58%
Cost of service revenues	147,604	144,112	3,492	2%
As a percentage of related revenues	54%	57%
Total cost of revenues	$328,790	$321,616	$7,174	2%
As a percentage of total revenues	53%	57%

Gross profit	$293,298	$238,614	$54,684	23%
Gross margin	47%	43%
Cost of revenues for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 increased by $7.2 million, of which $3.7 million was attributed to the increase in cost of product revenues and $3.5 million was attributed to the increase in cost of service revenues.
The increase in cost of product revenues for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 has not increased proportionally with the increase in product revenues primarily due to a $14.0 million refund received during the three months ended June 30, 2026 for previously paid IEEPA tariffs, favorable impact of scale and efficiencies in installations as well as product and customer mix, partially offset by the impact of ongoing tariffs during the six months ended June 30, 2026.
The increase in cost of service revenues was primarily driven by the increase in service revenues of $20.3 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, partially offset by certain non-recurring costs, including software upgrade expenses, incurred during the six months ended June 30, 2025.
The overall increase in gross margin primarily relates to higher revenues for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, a $14.0 million refund received during the three months ended June 30, 2026 for previously paid IEEPA tariffs, the favorable impact of scale and efficiencies in installations, product and customer mix, and certain non-recurring costs, including software upgrade expenses, incurred during the six months ended June 30, 2025, partially offset by the impact of ongoing tariffs. Our gross profit for the six months ended June 30, 2026 was $293.3 million, as compared to $238.6 million for the six months ended June 30, 2025.
Operating Expenses and Interest and Other Income (Expense), Net

	Three Months Ended June 30,
			Change in
	2026	2025	$	%

	(Dollars in thousands)
Operating expenses:
Research and development	$20,299	$21,573	$(1,274)	(6)%
As a percentage of total revenues	7%	7%
Selling, general, and administrative	100,187	97,985	2,202	2%
As a percentage of total revenues	32%	34%
Total operating expenses	$120,486	$119,558	$928	1%
As a percentage of total revenues	39%	41%

Interest and other income (expense), net	$1,384	$2,333	$(949)	(41)%
Research and Development. Research and development expenses decreased by $1.3 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025.

Selling, General, and Administrative. Selling, general, and administrative expenses increased by $2.2 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily due to an increase of $3.3 million in employee-related expenses and an increase of $1.9 million in certain restructuring and severance charges, partially offset by a decrease of $3.5 million in the allowance for credit losses compared to the three months ended June 30, 2025.
Interest and Other Income (Expense), Net. Interest and other income (expense), net changed by $0.9 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily driven by a $1.2 million decrease in other income. The decrease in other income during the three months ended June 30, 2026 as compared to the three months ended June 30, 2025 is primarily attributable to lower interest income received due to lower cash and cash equivalents balances following the repurchases of our common stock during the second and third quarters of 2025 and maturity of the remaining 2025 Notes in September 2025, partially offset by $0.5 million of interest income received in connection with the IEEPA tariffs refund during the three months ended June 30, 2026.

	Six Months Ended June 30,
			Change in
	2026	2025	$	%

	(Dollars in thousands)
Operating expenses:
Research and development	$41,818	$42,099	$(281)	(1)%
As a percentage of total revenues	7%	8%
Selling, general, and administrative	202,177	200,014	2,163	1%
As a percentage of total revenues	32%	36%
Total operating expenses	$243,995	$242,113	$1,882	1%
As a percentage of total revenues	39%	43%

Interest and other income (expense), net	$1,435	$4,422	$(2,987)	(68)%
Research and Development. Research and development expenses decreased by $0.3 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025.
Selling, General, and Administrative. Selling, general, and administrative expenses increased by $2.2 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily due to an increase of $5.5 million in employee-related expenses and an increase of $2.6 million in consulting expenses, partially offset by a decrease of $4.6 million in the allowance for credit losses and a decrease of $2.7 million for legal and regulatory expenses compared to the six months ended June 30, 2025.
Interest and Other Income (Expense), Net. Interest and other income (expense), net changed by $3.0 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily driven by a $3.6 million decrease in other income. The decrease in other income during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025 is primarily attributable to lower interest income received due to lower cash and cash equivalents balances following the repurchases of our common stock during the second and third quarters of 2025 and maturity of the remaining 2025 Notes in September 2025, partially offset by $0.5 million of interest income received in connection with the IEEPA tariffs refund during the three months ended June 30, 2026.

Provision for Income Taxes

	Three Months Ended June 30,
			Change in
	2026	2025	$	%

	(Dollars in thousands)
Provision for income taxes	$9,544	$4,814	$4,730	98%

	Six Months Ended June 30,
			Change in
	2026	2025	$	%

	(Dollars in thousands)
Provision for income taxes	$15,091	$2,307	$12,784	554%
For the six months ended June 30, 2026 and June 30, 2025, we recorded income tax expense of $15.1 million and $2.3 million, respectively. The change in income tax expense for the six months ended June 30, 2026, compared to the same period in 2025, was primarily due to changes in income before income taxes.
Refer to Note 15, Income Taxes, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information.
LIQUIDITY AND CAPITAL RESOURCES
We had cash and cash equivalents of $292.2 million at June 30, 2026 compared to $196.5 million at December 31, 2025. All of our cash and cash equivalents are invested in bank accounts and money market funds held in sweep and asset management accounts with financial institutions of high credit quality. As of June 30, 2026, a substantial portion of the Company’s cash and cash equivalents were held with a limited number of financial institutions and money market funds, which may expose the Company to concentration risk in the event of a failure or adverse condition affecting those entities.
Our cash position and working capital at June 30, 2026 and December 31, 2025 were as follows:

	June 30, 2026	December 31, 2025

	(In thousands)
Cash and cash equivalents	$292,165	$196,520
Working capital	$287,945	$203,460
Our ratio of current assets to current liabilities was 1.6:1 at June 30, 2026 and 1.4:1 at December 31, 2025.
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
As of June 30, 2026, we had $350.0 million of funds available under the Current Revolving Credit Facility. As of June 30, 2026, there was no outstanding balance under the Current Revolving Credit Facility and we were in full compliance with all covenants.

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
Based on our current business plan and backlog, we believe that our existing cash and cash equivalents, our anticipated cash flows from operations, cash generated from the exercise of employee stock options and purchases under our Employee Stock Purchase Plan (“ESPP”), along with the availability of funds under the Current Revolving Credit Facility, will be sufficient to meet our cash needs for working capital, capital expenditures, potential acquisitions, and other contractual obligations for at least the next twelve months. For periods beyond the next twelve months, we also anticipate that our net operating cash flows plus existing balances of cash and cash equivalents will suffice to fund the growth of our business.
Cash Flows
The following table summarizes, for the periods indicated, selected items in our Condensed Consolidated Statements of Cash Flows:

	Six Months Ended June 30,
	2026	2025

	(In thousands)
Net cash provided by (used in):
Operating activities	$122,814	$68,679
Investing activities	(28,398)	(31,662)
Financing activities	(20,984)	(7,431)
Effect of exchange rate changes on cash and cash equivalents	(1,710)	3,300
Net increase in cash, cash equivalents, and restricted cash	$71,722	$32,886
Operating Activities
We expect cash from our operating activities to fluctuate in future periods as a result of a number of factors, including the timing of our billings and collections, our operating results, and the timing of other liability payments.
Net cash provided by operating activities was $122.8 million for the six months ended June 30, 2026, primarily consisting of operating inflows of $110.7 million and favorable working capital movements of $12.1 million. Operating inflows consisted of net income of $35.6 million, adjusted for non-cash items of $75.1 million, which consisted primarily of depreciation and amortization expense of $37.4 million, share-based compensation expense of $21.7 million, and a change in deferred income taxes of $10.9 million. The favorable working capital was primarily due to an increase in deferred revenues of $13.1 million, driven primarily by an increase in billings for certain technical services, SaaS and Expert Services, and connected devices offerings, an increase in accounts payable of $7.2 million primarily due to the timing of payments, a decrease in inventories of $4.2 million, and a decrease in investment in sales-type leases of $4.0 million. These cash inflows were partially offset by an increase in accounts receivable and unbilled receivables of $10.2 million primarily due to the timing of billings, shipments, and collections, a decrease in operating lease liabilities of $6.0 million, and an increase in other current assets of $5.1 million.
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

Investing Activities
Net cash used in investing activities was $28.4 million for the six months ended June 30, 2026, which consisted primarily of capital expenditures of $21.4 million for property and equipment and $7.0 million for external-use software development costs.
Net cash used in investing activities was $31.7 million for the six months ended June 30, 2025, which consisted of capital expenditures of $23.0 million for property and equipment and $8.7 million for external-use software development costs.
Financing Activities
Net cash used in financing activities was $21.0 million for the six months ended June 30, 2026, primarily due to a net change in the customer funds balances of $23.9 million, partially offset by $7.9 million in proceeds from employee stock option exercises and ESPP purchases.
Net cash used in financing activities was $7.4 million for the six months ended June 30, 2025, primarily due to $15.7 million paid for repurchases of shares of our common stock, partially offset by $8.3 million in proceeds from employee stock option exercises and ESPP purchases.
Contractual Obligations
There have been no significant changes during the six months ended June 30, 2026 to the contractual obligations disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” set forth in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2025.
Contractual obligations as of June 30, 2026 were as follows:

	Payments Due By Period
	Total	Remainder of 2026	2027-2028	2029-2030	2031 and thereafter

	(In thousands)
Operating leases (1)	$34,584	$6,750	$22,141	$4,122	$1,571
Purchase obligations (2)	192,416	134,068	58,301	47	—
Convertible senior notes (3)	178,543	863	3,450	174,230	—
Total (4)	$405,543	$141,681	$83,892	$178,399	$1,571
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
Foreign Currency Exchange Risk
We operate in foreign countries which expose us to market risk associated with foreign currency exchange rate fluctuations between the U.S. dollar and various foreign currencies, the most significant of which are the British Pound and the Euro. In order to manage foreign currency risk, at times we enter into foreign exchange forward contracts to mitigate risks associated with changes in spot exchange rates of mainly non-functional currency denominated assets or liabilities of our foreign subsidiaries. In general, the market risk related to these contracts is offset by corresponding gains and losses on the hedged transactions. By working only with major banks and closely monitoring current market conditions, we seek to limit the risk that counterparties to these contracts may be unable to perform. We do not enter into derivative contracts for trading purposes. As of June 30, 2026, we did not have any outstanding foreign exchange forward contracts.
Interest Rate Fluctuation Risk
We are exposed to interest rate risk through our borrowing activities. As of June 30, 2026, there was no outstanding balance under the current Second A&R Credit Agreement. Refer to Note 10, Debt and Credit Agreement, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information.
As of June 30, 2026, the net carrying amount under the 2029 Notes was $168.2 million. Although our convertible senior notes are based on a fixed rate, changes in interest rates could impact the fair value of such notes. As of June 30, 2026, the fair market value of the 2029 Notes was $182.4 million. Refer to Note 5, Cash and Cash Equivalents and Fair Value of Financial Instruments, and Note 11, Convertible Senior Notes, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information.
We have used, and in the future we may use, interest rate swap agreements to protect against adverse fluctuations in interest rates by reducing our exposure to variability in cash flows relating to interest payments on a portion of our outstanding debt. We do not hold or issue any derivative financial instruments for speculative trading purposes. As of June 30, 2026, we did not have any outstanding interest rate swap agreements.
There were no significant changes in our market risk exposures during the six months ended June 30, 2026 as compared to the market risk exposures disclosed in “Quantitative and Qualitative Disclosures About Market Risk,” set forth in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 26, 2026.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended June 30, 2026.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
During the three months ended June 30, 2026, we did not repurchase any shares of our common stock under our repurchase program. Refer to “Stock Repurchase Programs” under Note 16, Employee Benefits and Share-Based Compensation, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Officers
During the three months ended June 30, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or adopted or terminated a “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

ITEM 6. EXHIBITS

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Omnicell, Inc.	8-K	3.1	5/26/2026

31.1+	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

31.2+	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

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

OMNICELL, INC.
Date:	August 5, 2026	By:	/s/ H. Baird Radford, III
Baird Radford Executive Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)