Form 10-Q
period 2026-09-30
OMNICELL, INC.
filed 2026-11-04
CIK 926326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of October 28, 2026, there were 45,995,034 shares of the registrant’s common stock, $0.001 par value, outstanding.

OMNICELL, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
OMNICELL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2026	December 31, 2025

	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$314,856	$196,520
Accounts receivable and unbilled receivables, net of allowances of $7,453 and $8,868, respectively	236,046	216,858
Inventories	98,278	100,905
Prepaid expenses	50,631	33,709
Other current assets	84,170	132,077
Total current assets	783,981	680,069
Property and equipment, net	124,302	120,111
Long-term investment in sales-type leases, net	67,302	60,742
Operating lease right-of-use assets	23,097	24,366
Goodwill	737,125	737,946
Intangible assets, net	156,373	170,105
Long-term deferred tax assets	44,886	58,337
Prepaid commissions	52,623	52,840
Other long-term assets	67,147	70,204
Total assets	$2,056,836	$1,974,720

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$60,824	$43,990
Accrued compensation	68,335	57,172
Accrued liabilities	144,749	203,586
Deferred revenues	199,789	171,861
Total current liabilities	473,697	476,609
Long-term deferred revenues	63,792	63,254
Long-term deferred tax liabilities	640	683
Long-term operating lease liabilities	21,161	24,794
Other long-term liabilities	11,783	9,970
Convertible senior notes, net	168,508	167,596
Total liabilities	739,581	742,906
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value, 100,000 shares authorized; 58,800 and 57,833 shares issued; 45,994 and 45,027 shares outstanding, respectively	59	58
Treasury stock at cost, 12,806 shares outstanding	(368,307)	(368,307)
Additional paid-in capital	1,265,314	1,223,977
Retained earnings	431,631	384,940
Accumulated other comprehensive loss	(11,442)	(8,854)
Total stockholders’ equity	1,317,255	1,231,814
Total liabilities and stockholders’ equity	$2,056,836	$1,974,720
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(In thousands, except per share data)
Revenues:
Product revenues	$173,052	$177,498	$522,914	$485,838
Service revenues	134,799	133,133	407,025	385,023
Total revenues	307,851	310,631	929,939	870,861
Cost of revenues:
Cost of product revenues	98,222	96,741	279,408	274,245
Cost of service revenues	71,803	79,387	219,407	223,499
Total cost of revenues	170,025	176,128	498,815	497,744
Gross profit	137,826	134,503	431,124	373,117
Operating expenses:
Research and development	22,352	24,021	64,170	66,120
Selling, general, and administrative	100,541	102,238	302,718	302,252
Total operating expenses	122,893	126,259	366,888	368,372
Income from operations	14,933	8,244	64,236	4,745
Interest and other income (expense), net	871	1,459	2,306	5,881
Income before income taxes	15,804	9,703	66,542	10,626
Provision for income taxes	4,760	4,241	19,851	6,548
Net income	$11,044	$5,462	$46,691	$4,078
Net income per share:
Basic	$0.24	$0.12	$1.02	$0.09
Diluted	$0.24	$0.12	$1.01	$0.09
Weighted-average shares outstanding:
Basic	45,893	45,540	45,610	46,304
Diluted	46,466	45,900	46,269	46,657
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(In thousands)
Net income	$11,044	$5,462	$46,691	$4,078
Other comprehensive income (loss):
Foreign currency translation adjustments	(327)	(1,737)	(2,588)	7,939
Other comprehensive income (loss)	(327)	(1,737)	(2,588)	7,939
Comprehensive income	$10,717	$3,725	$44,103	$12,017
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Stockholders’ Equity
	Shares	Amount	Shares	Amount

	(In thousands)
Balances as of December 31, 2025	57,833	$58	(12,806)	$(368,307)	$1,223,977	$384,940	$(8,854)	$1,231,814
Net income	—	—	—	—	—	11,358	—	11,358
Other comprehensive loss	—	—	—	—	—	—	(1,788)	(1,788)
Share-based compensation	—	—	—	—	10,088	—	—	10,088
Issuance of common stock under employee stock plans	450	—	—	—	7,762	—	—	7,762
Tax payments related to restricted stock units	—	—	—	—	(2,603)	—	—	(2,603)
Balances as of March 31, 2026	58,283	$58	(12,806)	$(368,307)	$1,239,224	$396,298	$(10,642)	$1,256,631
Net income	—	—	—	—	—	24,289	—	24,289
Other comprehensive loss	—	—	—	—	—	—	(473)	(473)
Share-based compensation	—	—	—	—	12,990	—	—	12,990
Issuance of common stock under employee stock plans	136	—	—	—	97	—	—	97
Tax payments related to restricted stock units	—	—	—	—	(1,929)	—	—	(1,929)
Balances as of June 30, 2026	58,419	$58	(12,806)	$(368,307)	$1,250,382	$420,587	$(11,115)	$1,291,605
Net income	—	—	—	—	—	11,044	—	11,044
Other comprehensive loss	—	—	—	—	—	—	(327)	(327)
Share-based compensation	—	—	—	—	12,072	—	—	12,072
Issuance of common stock under employee stock plans	381	1	—	—	6,154	—	—	6,155
Tax payments related to restricted stock units	—	—	—	—	(3,294)	—	—	(3,294)
Balances as of September 30, 2026	58,800	$59	(12,806)	$(368,307)	$1,265,314	$431,631	$(11,442)	$1,317,255

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
	Shares	Amount	Shares	Amount

	(In thousands)
Balances as of December 31, 2024	56,665	$57	(10,283)	$(290,319)	$1,167,882	$382,888	$(17,195)	$1,243,313
Net loss	—	—	—	—	—	(7,023)	—	(7,023)
Other comprehensive income	—	—	—	—	—	—	3,388	3,388
Share-based compensation	—	—	—	—	11,547	—	—	11,547
Issuance of common stock under employee stock plans	462	—	—	—	8,266	—	—	8,266
Tax payments related to restricted stock units	—	—	—	—	(2,391)	—	—	(2,391)
Balances as of March 31, 2025	57,127	$57	(10,283)	$(290,319)	$1,185,304	$375,865	$(13,807)	$1,257,100
Net income	—	—	—	—	—	5,639	—	5,639
Other comprehensive income	—	—	—	—	—	—	6,288	6,288
Share-based compensation	—	—	—	—	11,205	—	—	11,205
Issuance of common stock under employee stock plans	111	—	—	—	—	—	—	—
Tax payments related to restricted stock units	—	—	—	—	(961)	—	—	(961)
Common stock repurchases	—	—	(536)	(15,652)	—	—	—	(15,652)
Balances as of June 30, 2025	57,238	$57	(10,819)	$(305,971)	$1,195,548	$381,504	$(7,519)	$1,263,619
Net income	—	—	—	—	—	5,462	—	5,462
Other comprehensive loss	—	—	—	—	—	—	(1,737)	(1,737)
Share-based compensation	—	—	—	—	11,663	—	—	11,663
Issuance of common stock under employee stock plans	444	1	—	—	6,895	—	—	6,896
Tax payments related to restricted stock units	—	—	—	—	(2,611)	—	—	(2,611)
Common stock repurchases, including excise tax	—	—	(1,987)	(62,390)	—	—	—	(62,390)
Balances as of September 30, 2025	57,682	$58	(12,806)	$(368,361)	$1,211,495	$386,966	$(9,256)	$1,220,902
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2026	2025

	(In thousands)
Operating Activities
Net income	$46,691	$4,078
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55,812	58,984
Loss on disposal of assets	440	408
Share-based compensation expense	33,122	32,526
Deferred income taxes	13,408	1,233
Amortization of operating lease right-of-use assets	5,762	5,868
Impairment of external-use software development costs	122	—
Amortization of debt issuance costs	1,494	2,155
Changes in operating assets and liabilities:
Accounts receivable and unbilled receivables	(19,188)	12,450
Inventories	2,627	(17,731)
Prepaid expenses	(16,922)	(4,305)
Other current assets	(12,611)	(10,037)
Investment in sales-type leases	(8,212)	(2,493)
Prepaid commissions	217	2,097
Other long-term assets	(2,673)	5,919
Accounts payable	18,245	10,695
Accrued compensation	11,163	(10,999)
Accrued liabilities	4,805	(13,059)
Deferred revenues	28,737	26,901
Operating lease liabilities	(8,986)	(8,753)
Other long-term liabilities	1,813	1,009
Net cash provided by operating activities	155,866	96,946
Investing Activities
External-use software development costs	(8,765)	(13,237)
Purchases of property and equipment	(32,738)	(32,706)
Net cash used in investing activities	(41,503)	(45,943)
Financing Activities
Repayment of convertible senior notes due 2025	—	(175,000)
Proceeds from issuances under stock-based compensation plans	14,014	15,162
Employees’ taxes paid related to restricted stock units	(7,826)	(5,963)
Excise tax paid on common stock repurchases	(388)	—
Common stock repurchases	—	(77,600)
Change in customer funds, net	(31,713)	15,989
Net cash used in financing activities	(25,913)	(227,412)
Effect of exchange rate changes on cash and cash equivalents	(1,827)	3,250
Net increase (decrease) in cash, cash equivalents, and restricted cash	86,623	(173,159)
Cash, cash equivalents, and restricted cash at beginning of period	251,032	398,614
Cash, cash equivalents, and restricted cash at end of period	$337,655	$225,455
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (UNAUDITED)

	Nine Months Ended September 30,
	2026	2025

	(In thousands)
Reconciliation of cash, cash equivalents, and restricted cash to the Condensed Consolidated Balance Sheets:
Cash and cash equivalents	$314,856	$180,053
Restricted cash included in other current assets	22,799	45,402
Cash, cash equivalents, and restricted cash at end of period	$337,655	$225,455
Supplemental disclosure of non-cash investing and financing activities:
Unpaid purchases of property and equipment	$655	$510
Excise tax payable on common stock repurchases	$—	$442
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
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the financial position of the Company as of September 30, 2026 and December 31, 2025, the results of operations and comprehensive income for the three and nine months ended September 30, 2026 and 2025, and cash flows for the nine months ended September 30, 2026 and 2025. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) have been condensed or omitted in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 26, 2026. The Company’s results of operations and comprehensive income for the three and nine months ended September 30, 2026, and cash flows for the nine months ended September 30, 2026 are not necessarily indicative of results that may be expected for the year ending December 31, 2026, or for any future period.
Principles of Consolidation
The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s Condensed Consolidated Financial Statements and accompanying Notes to Condensed Consolidated Financial Statements. These estimates are based on historical experience and various other assumptions that management believes to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact the Company in the future, actual results may be different from the estimates. The Company’s critical accounting estimates are those that affect its financial statements materially and involve difficult, subjective, or complex judgments by management. Those estimates are revenue recognition, inventory valuation, and accounting for income taxes. As of September 30, 2026, the Company is not aware of any events or circumstances that would require an update to its estimates, judgments, or revisions to the carrying value of its assets or liabilities.
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
The CODM is also provided with certain segment assets, primarily those that impact liquidity, such as cash and cash equivalents, accounts receivable and inventories, as well as certain liabilities such as accounts payable and outstanding debt. Assets and liabilities provided to the CODM are consistent with those reported on the Condensed Consolidated Balance Sheets. In addition, the CODM is regularly provided with significant expenses, which are adjusted cost of revenues and adjusted operating expenses. Adjusted cost of revenues consists of adjusted cost of product revenues and adjusted cost of service revenues. Adjusted operating expenses consist of adjusted research and development expenses and adjusted selling, general, and administrative expenses. These significant expenses are adjusted for certain non-cash charges and expenses that are unrelated to the Company’s ongoing operations. Adjusted cost of product revenues and adjusted cost of service revenues exclude certain items such as share-based compensation expense, amortization of acquired intangibles, and certain restructuring and severance charges. Adjusted research and development expenses exclude certain items such as share-based compensation expense and certain restructuring and severance charges. Adjusted selling, general, and administrative expenses exclude certain items such as share-based compensation expense, amortization of acquired intangibles, certain legal and regulatory expenses, and certain restructuring and severance charges.
To align with the significant expenses provided to the CODM for the three and nine months ended September 30, 2026, certain prior-year significant expenses have been recast to conform with current-period presentation. Depreciation and amortization expense for the Company’s single reportable segment was $18.4 million and $19.4 million for the three months ended September 30, 2026 and 2025, respectively, and $55.8 million and $59.0 million for the nine months ended September 30, 2026 and 2025, respectively.

The following table summarizes the Company’s reportable segment revenues and significant expenses, reconciled to the Company’s consolidated net income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(In thousands)
Total revenues	$307,851	$310,631	$929,939	$870,861
Less:
Adjusted cost of product revenues	(97,288)	(96,132)	(274,930)	(271,510)
Adjusted cost of service revenues	(70,697)	(77,122)	(216,027)	(218,441)
Adjusted research and development expenses	(20,880)	(22,362)	(60,821)	(62,219)
Adjusted selling, general, and administrative expenses	(87,340)	(87,579)	(262,294)	(257,815)
Other segment items (1)	(16,713)	(19,192)	(51,631)	(56,131)
Interest and other income (expense), net	871	1,459	2,306	5,881
Provision for income taxes	4,760	4,241	19,851	6,548
Net income	$11,044	$5,462	$46,691	$4,078
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
A portion of the Company’s sales are made to customers who are members of Group Purchasing Organizations (“GPOs”) and Federal agencies that purchase under a Federal Supply Schedule Contract with the Department of Veterans Affairs (the “GSA Contract”). GPOs are often fully or partially owned by the Company’s customers, and the Company pays fees to the GPO on completed contracts. The Company also pays the Industrial Funding Fee (“IFF”) to the Department of Veterans Affairs under the GSA Contract. The Company considers these fees consideration paid to customers and records them as reductions to revenue. Fees to GPOs and the IFF were $1.8 million and $2.8 million for the three months ended September 30, 2026 and 2025, respectively, and $5.6 million and $6.6 million the nine months ended September 30, 2026 and 2025, respectively.
Disaggregation of Revenues
The following table summarizes the Company’s revenues disaggregated by revenue type:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(In thousands)
Connected devices, software licenses, and other	$146,111	$152,561	$444,000	$411,258
Consumables	26,941	24,937	78,914	74,580
Technical services	67,784	67,275	203,259	192,420
SaaS and Expert Services	67,015	65,858	203,766	192,603
Total revenues	$307,851	$310,631	$929,939	$870,861
The following table summarizes the Company’s revenues disaggregated by geographic region, which is determined based on customer location:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(In thousands)
United States	$271,822	$278,195	$830,952	$790,905
Rest of world (1)	36,029	32,436	98,987	79,956
Total revenues	$307,851	$310,631	$929,939	$870,861
________________________________________________
(1)    No individual country represented more than 10% of total revenues.

Contract Assets and Contract Liabilities
The following table reflects the Company’s contract assets and contract liabilities:

	September 30, 2026	December 31, 2025

	(In thousands)
Short-term unbilled receivables, net (1)	$30,472	$28,396
Long-term unbilled receivables, net (2)	2,371	3,521
Total contract assets	$32,843	$31,917

Short-term deferred revenues	$199,789	$171,861
Long-term deferred revenues	63,792	63,254
Total contract liabilities	$263,581	$235,115
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
During the three and nine months ended September 30, 2026, the Company recognized revenues of $25.2 million and $128.5 million, respectively, that were included in the corresponding short-term deferred revenues balance of $171.9 million as of December 31, 2025.
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
In addition, the Company has remaining performance obligations associated with contracts for which the associated products have been accepted or associated services have started, but where invoicing has not yet occurred and therefore are not reflected in deferred revenue. These remaining performance obligations are comprised of the non-variable portions of technical services and SaaS and Expert Services provided under non-cancellable contracts with minimum commitments. Remaining performance obligations which are not included in deferred revenues were $375.1 million as of September 30, 2026. Remaining performance obligations are expected to be recognized ratably over the remaining terms of the associated contracts, which terms vary but are generally not more than ten years. Remaining performance obligations do not include product obligations, services where the associated product has not been accepted, services which have not yet started, variable portions of services, and certain other obligations.
Significant Customers
There were no customers that accounted for more than 10% of the Company’s total revenues for the three and nine months ended September 30, 2026 and 2025. Also, there were no customers that accounted for more than 10% of the Company’s accounts receivable and unbilled receivables balance as of September 30, 2026 and December 31, 2025.
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
The basic and diluted net income per share calculations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(In thousands, except per share data)
Net income	$11,044	$5,462	$46,691	$4,078
Weighted-average shares outstanding – basic	45,893	45,540	45,610	46,304
Effect of dilutive securities from stock award plans	573	360	659	353
Weighted-average shares outstanding – diluted	46,466	45,900	46,269	46,657

Net income per share – basic	$0.24	$0.12	$1.02	$0.09
Net income per share – diluted	$0.24	$0.12	$1.01	$0.09

Anti-dilutive weighted-average shares related to stock award plans	1,495	2,671	1,646	2,557
Anti-dilutive weighted-average shares related to convertible senior notes and warrants	6,026	6,026	6,026	6,026
Note 5. Cash and Cash Equivalents and Fair Value of Financial Instruments
Cash and cash equivalents of $314.9 million and $196.5 million as of September 30, 2026 and December 31, 2025, respectively, consisted of bank accounts and highly-liquid U.S. Government money market funds held in sweep and asset management accounts with financial institutions of high credit quality. As of September 30, 2026, a substantial portion of the Company’s cash and cash equivalents were held with a limited number of financial institutions and money market funds, which may expose the Company to concentration risk in the event of a failure or adverse condition affecting those entities. The Company continuously monitors the credit worthiness of the financial institutions in which it invests. The Company has not experienced any credit losses from its cash equivalents. As of September 30, 2026 and December 31, 2025, cash equivalents were $291.0 million and $148.6 million, respectively, which consisted of money market funds held in sweep and asset management accounts. The Company recorded interest income on its cash and cash equivalents of $2.4 million and $3.2 million for the three months ended September 30, 2026 and 2025, respectively, and $6.4 million and $10.5 million for the nine months ended September 30, 2026 and 2025, respectively, which is included within interest and other income (expense), net in the Condensed Consolidated Statements of Operations.
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

The following table summarizes the carrying amounts, net of unamortized debt issuance costs, and fair values of the convertible senior notes:

	September 30, 2026	December 31, 2025

	(In thousands)
Net carrying amount	$168,508	$167,596
Fair value	$171,299	$185,869
Note 6. Balance Sheet Components
Balance sheet details are presented in the tables below:

	September 30, 2026	December 31, 2025

	(In thousands)
Inventories:
Raw materials	$24,241	$26,245
Work in process	2,131	1,321
Finished goods	71,906	73,339
Total inventories	$98,278	$100,905

Other current assets:
Funds held for customers, including restricted cash (1)	$38,934	$101,104
Deferred cost of sales	18,438	10,819
Net investment in sales-type leases, current portion	16,299	14,648
Other current assets	10,499	5,506
Total other current assets	$84,170	$132,077

Other long-term assets:
External-use software development costs, net	$49,049	$54,197
Unbilled receivables, net	2,371	3,521
Other long-term assets	15,727	12,486
Total other long-term assets	$67,147	$70,204

Accrued liabilities:
Operating lease liabilities, current portion	$11,076	$11,955
Customer fund liabilities	38,934	101,104
Advance payments from customers	7,066	10,514
Rebate liabilities	53,080	44,722
Taxes payable	3,621	4,017
Other accrued liabilities	30,972	31,274
Total accrued liabilities	$144,749	$203,586
_________________________________________________
(1)    Includes restricted cash of $22.8 million and $54.5 million as of September 30, 2026 and December 31, 2025, respectively.
The Company capitalizes certain cloud computing arrangement costs that are associated with service contracts, which are amortized using the straight-line method over the term of the arrangement. As of September 30, 2026 and December 31, 2025, capitalized costs associated with cloud computing arrangements, net of accumulated amortization of $5.5 million and $4.3 million, respectively, were $5.9 million and $4.6 million, respectively.

The following table summarizes the changes in accumulated balances of other comprehensive income (loss), which consisted of foreign currency translation adjustments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(In thousands)
Beginning balance	$(11,115)	$(7,519)	$(8,854)	$(17,195)
Other comprehensive income (loss):	(327)	(1,737)	(2,588)	7,939
Ending balance	$(11,442)	$(9,256)	$(11,442)	$(9,256)
Note 7. Property and Equipment
The following table represents the property and equipment balances:

	September 30, 2026	December 31, 2025

	(In thousands)
Equipment	$104,850	$104,071
Furniture and fixtures	5,039	4,672
Leasehold improvements	19,558	18,606
Purchased software and internal-use software development costs	183,811	165,885
Construction in progress	30,483	23,426
Property and equipment, gross	343,741	316,660
Accumulated depreciation and amortization	(219,439)	(196,549)
Total property and equipment, net	$124,302	$120,111
Depreciation and amortization expense of property and equipment was $9.4 million and $9.0 million for the three months ended September 30, 2026 and 2025, respectively, and $27.9 million and $26.2 million for the nine months ended September 30, 2026 and 2025, respectively, of which amortization expense related to purchased software and internal-use software development costs was $6.5 million and $5.9 million for the three months ended September 30, 2026 and 2025, respectively, and $19.1 million and $16.9 million for the nine months ended September 30, 2026 and 2025, respectively.
The geographic location of the Company’s property and equipment, net, is based on the physical location in which it is located. The following table summarizes the geographic information for property and equipment, net:

	September 30, 2026	December 31, 2025

	(In thousands)
United States	$121,039	$116,102
Rest of world	3,263	4,009
Total property and equipment, net	$124,302	$120,111
Note 8. External-Use Software Development Costs
The carrying amounts of external-use software development costs were as follows:

	September 30, 2026	December 31, 2025

	(In thousands)
Gross carrying amount	$275,592	$266,523
Accumulated amortization	(226,543)	(212,326)
External-use software development costs, net (1)	$49,049	$54,197
_________________________________________________
(1)     Included in other long-term assets in the Condensed Consolidated Balance Sheets.

The Company recorded $4.6 million and $5.1 million to cost of product revenues for amortization of external-use software development costs for the three months ended September 30, 2026 and 2025, respectively, and $14.2 million and $16.4 million for the nine months ended September 30, 2026 and 2025, respectively.
The estimated future amortization expenses for external-use software development costs were as follows:

September 30, 2026

(In thousands)
Remaining three months of 2026	$4,737
2027	15,366
2028	11,747
2029	9,120
2030	5,257
Thereafter	2,822
Total	$49,049
Note 9. Goodwill and Intangible Assets
Goodwill
The following table represents changes in the carrying amount of goodwill:

(In thousands)
Balance as of December 31, 2025	$737,946
Foreign currency exchange rate fluctuations	(821)
Balance as of September 30, 2026	$737,125
Intangible Assets, Net
The carrying amounts and useful lives of intangible assets were as follows:

	September 30, 2026
	Gross carrying amount (1)	Accumulated amortization	Foreign currency exchange rate fluctuations	Net carrying amount	Useful life (years)

	(In thousands, except for years)
Customer relationships	$304,899	$(159,158)	$(1,364)	$144,377	12 - 30
Acquired technology	37,615	(26,164)	—	11,451	5 - 20
Patents	1,653	(1,108)	—	545	2 - 20
Total intangible assets, net	$344,167	$(186,430)	$(1,364)	$156,373

	December 31, 2025
	Gross carrying amount (1)	Accumulated amortization	Foreign currency exchange rate fluctuations	Net carrying amount	Useful life (years)

	(In thousands, except for years)
Customer relationships	$306,419	$(148,990)	$(1,317)	$156,112	10 - 30
Acquired technology	39,715	(26,358)	—	13,357	4 - 20
Trade names	2,400	(2,400)	—	—	5
Patents	1,656	(1,020)	—	636	2 - 20
Total intangible assets, net	$350,190	$(178,768)	$(1,317)	$170,105
_________________________________________________
(1)    The differences in gross carrying amounts between periods are primarily due to the write-off of certain fully amortized intangible assets.
Amortization expense of intangible assets was $4.5 million and $5.3 million for the three months ended September 30, 2026 and 2025, respectively, and $13.7 million and $16.4 million for the nine months ended September 30, 2026 and 2025, respectively.
The estimated future amortization expenses for amortizable intangible assets were as follows:

September 30, 2026

(In thousands)
Remaining three months of 2026	$4,308
2027	16,500
2028	15,449
2029	13,952
2030	10,444
Thereafter	95,720
Total	$156,373
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
As of both September 30, 2026 and December 31, 2025, the Company had $350.0 million of funds available under the Current Revolving Credit Facility. As of September 30, 2026 and December 31, 2025, the Company had no outstanding balance under the Current Revolving Credit Facility. The Company was in compliance with all covenants as of September 30, 2026.
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
During the three months ended September 30, 2026 and December 31, 2025, none of the conditional conversion features of the 2029 Notes were triggered, and therefore, the 2029 Notes are not convertible during the fourth quarter of 2026, commencing on October 1, 2026, and were not convertible during the first quarter of 2026, commencing on January 1, 2026.
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
If the Company undergoes a fundamental change (as defined in the 2029 Notes Indenture), holders may require, subject to certain exceptions, the Company to repurchase for cash all or any portion of their 2029 Notes at a fundamental change repurchase price equal to 100% of the principal amount of the 2029 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. As of September 30, 2026, none of the criteria for a fundamental change or a conversion rate adjustment had been met.
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
The debt issuance costs associated with the 2029 Notes are being amortized to interest expense over the term of the 2029 Notes using an effective interest rate of 1.75%. As of September 30, 2026, the remaining life of the 2029 Notes and the related issuance cost accretion is approximately 3.2 years.
The maximum number of shares issuable upon conversion, including the effect of a fundamental change and subject to other conversion rate adjustments, would be approximately 3.0 million shares. As of September 30, 2026, the if-converted value of the 2029 Notes did not exceed the principal amount.

The 2029 Notes consisted of the following balances:

	September 30, 2026	December 31, 2025

	(In thousands)
Principal amount	$172,500	$172,500
Unamortized debt issuance costs	(3,992)	(4,904)
Convertible senior notes, net	$168,508	$167,596
The following table summarizes the components of interest expense resulting from the 2025 Notes and the 2029 Notes recognized in interest and other income (expense), net in the Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(In thousands)
Contractual coupon interest:
2025 Notes	$—	$91	$—	$310
2029 Notes	$431	$431	$1,294	$1,294
Amortization of debt issuance costs:
2025 Notes	$—	$199	$—	$676
2029 Notes	$305	$300	$912	$897
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
On September 15, 2025, the convertible note hedges related to the remaining 2025 Notes expired concurrently with the maturity of the 2025 Notes. No settlement was required as the Company’s stock price remained below the strike price at that time. In addition, following maturity of the 2025 Notes, the warrants issued in connection with the 2025 Notes expired between

December 15, 2025 and June 8, 2026. As of June 8, 2026, all such warrants issued in connection with the 2025 Notes expired without exercise.
Note 12. Lessor Leases
Sales-Type Leases
The Company enters into non-cancelable sales-type lease arrangements with the leases varying in length from one to ten years. The Company optimizes cash flows by selling a significant portion of its sales-type leases, other than those relating to U.S. government hospitals and SaaS and Expert Services products, including Central Pharmacy Dispensing Service and IV Compounding Service, to third-party leasing finance companies on a non-recourse basis. The Company generally has no obligation to the leasing company once the lease has been sold.
The following table presents the Company’s income recognized from sales-type leases:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(In thousands)
Sales-type lease revenues	$17,411	$4,562	$27,525	$17,011
Cost of sales-type lease revenues	(9,900)	(2,892)	(16,020)	(9,931)
Selling profit on sales-type lease revenues	$7,511	$1,670	$11,505	$7,080
The receivables as a result of these types of transactions are collateralized by the underlying equipment leased and consist of the following components:

	September 30, 2026	December 31, 2025

	(In thousands)
Net minimum lease payments to be received	$99,822	$88,372
Less: Unearned interest income portion	(16,221)	(12,982)
Net investment in sales-type leases	83,601	75,390
Less: Current portion (1)	(16,299)	(14,648)
Long-term investment in sales-type leases, net	$67,302	$60,742
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
The maturity schedule of future minimum lease payments under sales-type leases retained in-house and the reconciliation to the net investment in sales-type leases reported on the Condensed Consolidated Balance Sheets was as follows:

September 30, 2026

(In thousands)
Remaining three months of 2026	$5,220
2027	20,856
2028	20,865
2029	17,940
2030	13,833
Thereafter	21,108
Total future minimum sales-type lease payments	99,822
Present value adjustment	(16,221)
Total net investment in sales-type leases	$83,601

Note 13. Lessee Leases
The Company has operating leases for office buildings, data centers, office equipment, and vehicles. The Company’s leases have initial terms of one to twelve years. As of September 30, 2026, the Company did not have any additional material operating leases that were entered into, but not yet commenced.
The maturity schedule of future minimum lease payments under operating leases and the reconciliation to the operating lease liabilities reported on the Condensed Consolidated Balance Sheets was as follows:

September 30, 2026

(In thousands)
Remaining three months of 2026	$3,346
2027	12,257
2028	11,519
2029	4,699
2030	1,798
Thereafter	1,536
Total operating lease payments	35,155
Present value adjustment	(2,918)
Total operating lease liabilities (1)	$32,237
_________________________________________________
(1)    Amount consists of a current and long-term portion of operating lease liabilities of $11.1 million and $21.2 million, respectively. The current portion of the operating lease liabilities is included in accrued liabilities in the Condensed Consolidated Balance Sheets.
Operating lease costs were $2.3 million and $2.5 million for the three months ended September 30, 2026 and 2025, respectively, and $7.1 million and $7.6 million for the nine months ended September 30, 2026 and 2025, respectively. Short-term lease costs and variable lease costs were not material for the three and nine months ended September 30, 2026 and 2025.
The following table summarizes supplemental cash flow information related to the Company’s operating leases:

	Nine Months Ended September 30,
	2026	2025

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities	$10,327	$10,490
Right-of-use assets obtained in exchange for new lease liabilities	$4,965	$6,069
The following table summarizes the weighted-average remaining lease term and weighted-average discount rate related to the Company’s operating leases:

	September 30, 2026	December 31, 2025
Weighted-average remaining lease term, years	3.2	3.4
Weighted-average discount rate, %	5.6%	5.5%
Note 14. Commitments and Contingencies
Purchase Obligations
In the ordinary course of business, the Company issues purchase orders based on its current manufacturing needs. As of September 30, 2026, the Company had non-cancelable purchase commitments of $187.9 million, of which $110.4 million are expected to be paid within the year ending December 31, 2026.
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
Note 15. Income Taxes
The Company generally provides for income taxes in interim periods based on the estimated annual effective tax rate for the year, adjusting for discrete items in the quarter in which they arise. For the nine months ended September 30, 2026 and 2025, the Company recorded income tax expense of $19.9 million and $6.5 million, respectively, by applying its estimated annual effective tax rate to its year-to-date measure of ordinary income and adjusted for $0.5 million and $3.2 million, respectively, of discrete income tax expense primarily from equity compensation.
The effective tax rate for both the nine months ended September 30, 2026 and 2025 differed from the statutory rate of 21% primarily due to the unfavorable impact of state taxes, non-deductible compensation and equity charges, partially offset by the favorable impact of the research and development credits and a Foreign-Derived Deduction-Eligible Income (“FDDEI”) benefit deduction.
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted in the United States, which includes significant tax reform provisions. Included in the OBBBA are provisions that allow for the immediate expensing of domestic United States research and development expenses, immediate expensing of certain capital expenditures, and other changes to the U.S. taxation of profits derived from foreign operations. Key international income tax provisions enacted by OBBBA became effective for the tax year 2026. Notable changes include modifications to the deduction for foreign‑derived income (formerly Foreign‑Derived Intangible Income, now Foreign‑Derived Deduction‑Eligible Income), revisions to the Global Intangible Low-Taxed Income regime (renamed Net Controlled Foreign Corporation (“CFC”) Tested Income), and related changes to the computation of certain international income inclusions. The OBBBA provisions did not have a significant impact on the Company’s results of operations, financial position, and cash flows for the nine months ended September 30, 2026.
The Organization for Economic Co-Operation and Development (“OECD”) has previously established a global minimum tax framework under its Base Erosion and Profit Shifting (“BEPS”) Pillar Two initiative, which is intended to ensure that in-scope multinational enterprise groups are subject to a minimum effective tax rate of 15% on a jurisdictional basis. In January 2026, the OECD issued additional Administrative Guidance, including the Side-by-Side (“SbS”) package, to further clarify and coordinate the application of the Pillar Two framework with certain domestic minimum tax regimes. These developments did not have an impact on the Company’s provision for income taxes for the nine months ended September 30, 2026. The Company continues to monitor the evolving Pillar Two legislation in the jurisdictions in which it operates.
As of September 30, 2026 and December 31, 2025, the Company had gross unrecognized tax benefits of $12.3 million and $11.3 million, respectively. The Company recognizes interest and penalties related to uncertain tax positions in interest and other income (expense), net in the Condensed Consolidated Statements of Operations. Accrued interest and penalties are included within other long-term liabilities on the Condensed Consolidated Balance Sheets. As of September 30, 2026 and December 31, 2025, the amount of accrued interest and penalties was $1.6 million and $1.1 million, respectively.
The Company files income tax returns in the United States and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examinations by taxing authorities, including major jurisdictions such as the United States, Germany, Italy, France, the United Kingdom and India. The Company is currently in early stages of examination by the Internal Revenue Service (“IRS”) for the tax year ended December 31, 2023. With few exceptions, as of September 30, 2026, the Company was no longer subject to federal U.S., state, and foreign tax examinations for years before 2022, 2021, and 2021, respectively.

Note 16. Employee Benefits and Share-Based Compensation
Share-Based Compensation Expense
The following table sets forth the total share-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(In thousands)
Cost of product and service revenues	$1,418	$996	$4,322	$3,921
Research and development	820	722	2,490	2,964
Selling, general, and administrative	9,179	9,492	26,310	25,641
Total share-based compensation expense	$11,417	$11,210	$33,122	$32,526
The Company capitalized approximately $0.6 million and $0.5 million during the three months ended September 30, 2026 and 2025, respectively, and $2.0 million and $1.9 million during the nine months ended September 30, 2026 and 2025, respectively, of non-cash share-based compensation expense to internal-use and external-use software development costs related to internal labor. The Company did not capitalize any material non-cash share-based compensation expense to inventory during the three and nine months ended September 30, 2026 and 2025.
Employee Stock Purchase Plan (“ESPP”)
The following assumptions were used to value shares under the ESPP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Expected life, years	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Expected volatility, %	50.2% - 58.7%	45.8% - 58.7%	47.3% - 58.7%	45.8% - 58.7%
Risk-free interest rate, %	3.6% - 4.5%	3.9% - 5.0%	3.6% - 4.7%	3.9% - 5.2%
Dividend yield, %	—%	—%	—%	—%
For the nine months ended September 30, 2026 and 2025, employees purchased approximately 510,000 and 612,000 shares of common stock, respectively, under the ESPP at a weighted-average price of $27.07 and $24.55, respectively. As of September 30, 2026, the estimated unrecognized compensation cost related to the shares to be purchased under the ESPP was approximately $8.7 million and is expected to be recognized over a weighted-average period of 1.3 years.
Stock Options
The following table summarizes the stock option activity under the 2009 Plan:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Years	Aggregate Intrinsic Value

	(In thousands, except per share data)
Outstanding at December 31, 2025	1,353	$68.10	3.2	$1,787
Granted	—	—
Exercised	(7)	32.66
Expired	—	—
Forfeited	(117)	77.08
Outstanding at September 30, 2026	1,229	$67.45	2.2	$11
Exercisable at September 30, 2026	1,229	$67.45	2.2	$11
Vested and expected to vest at September 30, 2026 and thereafter	1,229	$67.45	2.2	$11

Restricted Stock Units (“RSUs”)
The following table summarizes the RSU activity under the 2009 Plan:

	Number of Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Years	Aggregate Intrinsic Value

	(In thousands, except per share data)
Outstanding at December 31, 2025	1,661	$39.65	1.5	$75,261
Granted	922	35.17
Vested	(492)	44.59
Forfeited	(287)	38.34
Outstanding and unvested at September 30, 2026	1,804	$36.15	1.4	$61,434
As of September 30, 2026, total unrecognized compensation cost related to RSUs was approximately $41.3 million, which is expected to be recognized over the remaining weighted-average vesting period of 2.3 years.
Performance-Based Stock Unit Awards (“PSUs”)
The following table summarizes the PSU activity under the 2009 Plan:

	Number of Shares	Weighted-Average Grant Date Fair Value

	(In thousands, except per share data)
Outstanding at December 31, 2025	294	$30.56
Granted	199	50.89
Vested	(110)	30.55
Forfeited	—	—
Outstanding and unvested at September 30, 2026	383	$41.16
As of September 30, 2026, total unrecognized compensation cost related to PSUs was approximately $6.0 million, which is expected to be recognized over the remaining weighted-average vesting period of 2.5 years.
Summary of Shares Reserved for Future Issuance under Equity Incentive Plans
The Company had the following ordinary shares reserved for future issuance under its equity incentive plans as of September 30, 2026:

Number of Shares

(In thousands)
Stock options outstanding	1,229
Non-vested restricted stock awards	2,225
Shares authorized for future issuance	4,204
ESPP shares available for future issuance	1,604
Total shares reserved for future issuance	9,262
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
During the three and nine months ended September 30, 2026, the Company did not repurchase any of its outstanding common stock under the repurchase programs. During the three months ended September 30, 2025, the Company repurchased approximately 1,987,000 shares of its common stock under the 2025 Repurchase Program at an average price of $31.15 per share for an aggregate purchase price of approximately $61.9 million. During the nine months ended September 30, 2025, the Company repurchased approximately 2,523,000 shares of its common stock under the repurchase programs at an average price of $30.74 per share for an aggregate purchase price of approximately $77.6 million. The 2016 and 2025 Repurchase Programs were formally concluded during the second quarter of 2025 and 2026, respectively.
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
•availability, cost and sources of raw materials and components, in particular with regard to semiconductor chips, price fluctuations and an inability to pass increased costs on to our customers, or shortages or interruptions of supply;
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
OVERVIEW
Our Business
Omnicell, a leading healthcare technology provider focused on advancing autonomous medication management, is committed to solving the critical challenges inherent in medication management and elevating the role of clinicians within healthcare as an essential component of care delivery. Omnicell is focused on helping its customers define and deliver a cost-effective medication management strategy designed to equip and empower pharmacists and nurses to focus on patient care rather than administrative tasks, and to drive improved clinical, operational, and financial outcomes across the patient care journey. We are doing this with an industry-leading medication management infrastructure which includes storage and dispensing automation powered by an intelligence ecosystem. Our products and services are designed to connect intelligence, inform decisions, and ensure consistent processes across the medication journey, empowering healthcare organizations worldwide to improve efficiency, enhance safety, strengthen financial performance, and deliver better experiences for patients and care teams.
Our business has expanded from a single-point solution to a platform of products and services designed to advance autonomous medication management. This expansion has resulted in larger deal sizes across multiple products, services, and implementations for customers and, we believe, more comprehensive, valuable, and enduring relationships. As our business evolves, we continue to evaluate the metrics and methods we use to measure the success of our business.
Revenues generated in the United States represented 88% and 90% of our total revenues for the three months ended September 30, 2026 and 2025, respectively, and 89% and 91% of our total revenues for the nine months ended September 30, 2026 and 2025, respectively.
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
In response to the Supreme Court’s ruling, effective February 24, 2026, a new 10% tariff for all imports under Section 122 of the Trade Act of 1974 was imposed, subject to applicable exclusions, including exclusions for qualifying products under the United States-Mexico-Canada Agreement. These tariffs were expected to remain in effect for 150 days, the maximum period that Section 122 permits without congressional action and subsequently expired on July 24, 2026. Effective July 24,

2026, the U.S. imposed replacement tariffs under Section 301 of the Trade Act of 1974, at rates of 10% or 12.5%, which are intended to replace the expired Section 122 tariffs. At this time, we do not currently expect these recent tariff changes to have a material impact on our business, operating results, cash flow, or financial condition. However, the scope, rate, duration, legality and implementation of existing or future tariffs remain uncertain, and additional tariff measures, including potential product-specific tariffs or other trade restrictions under Sections 232 or 301, changes to existing exemptions, retaliatory trade actions, litigation outcomes, refund processes or other changes in U.S. or foreign trade policy, or supply and demand imbalances affecting memory chips and other semiconductors could increase our costs, including component costs, disrupt our supply chain, affect customer demand or require changes to our sourcing, pricing or production strategies. In addition, the U.S. government is conducting or has conducted investigations under Section 232 of the Trade Expansion Act of 1962 involving a number of product categories, including medical equipment and devices, which could result in additional tariffs or other import restrictions affecting products or components that we import. We continue to monitor these developments and their potential impact on our business and future operating results.
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
Our full-time employee headcount was approximately 3,450 as of September 30, 2026.
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
In an effort to address these challenges and deliver solutions to help drive positive medication management outcomes, we continue to make significant investments in our research and development efforts to build solutions designed to support real-world clinical needs. Furthermore, we believe a combination of dispensing automation and an intelligence ecosystem is needed in every care setting where medications are managed. We are focused on delivering solutions to help our customers realize positive medication management outcomes with superior customer experience in two core market categories through:
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
We believe the following critical accounting policies are affected by significant judgments and estimates used in the preparation of our Condensed Consolidated Financial Statements:
•Revenue recognition;
•Inventory; and
•Accounting for income taxes.
There have been no material changes in our critical accounting policies and estimates during the nine months ended September 30, 2026 as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2025.
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

RESULTS OF OPERATIONS
Total Revenues

	Three Months Ended September 30,
			Change in
	2026	2025	$	%

	(Dollars in thousands)
Product revenues	$173,052	$177,498	$(4,446)	(3)%
Percentage of total revenues	56%	57%
Service revenues	134,799	133,133	1,666	1%
Percentage of total revenues	44%	43%
Total revenues	$307,851	$310,631	$(2,780)	(1)%
Product revenues represented 56% and 57% of total revenues for the three months ended September 30, 2026 and 2025, respectively. Product revenues decreased by $4.4 million, primarily driven by lower volumes from our XTExtend offering, partially offset by an increase in revenues from our XT Series automated dispensing systems.
Service revenues represented 44% and 43% of total revenues for the three months ended September 30, 2026 and 2025, respectively. Service revenues include revenues from technical services and SaaS and Expert Services offerings. Service revenues increased by $1.7 million due to an increase of $0.5 million in technical services revenues, as well as an increase of $1.2 million in SaaS and Expert Services revenues, primarily due to an increase in revenues from our Specialty Pharmacy Services offering, partially offset by lower revenues from the EnlivenHealth and 340B portfolios.
Our international sales represented 12% and 10% of total revenues for the three months ended September 30, 2026 and 2025, respectively. In future periods, we expect our revenues to be affected by foreign currency exchange rate fluctuations. We are unable to predict the extent to which revenues in future periods will be impacted by changes in foreign currency exchange rates.

	Nine Months Ended September 30,
			Change in
	2026	2025	$	%

	(Dollars in thousands)
Product revenues	$522,914	$485,838	$37,076	8%
Percentage of total revenues	56%	56%
Service revenues	407,025	385,023	22,002	6%
Percentage of total revenues	44%	44%
Total revenues	$929,939	$870,861	$59,078	7%
Product revenues represented 56% of total revenues for both the nine months ended September 30, 2026 and 2025. Product revenues increased by $37.1 million, primarily driven by an increase in revenues from our XT Series automated dispensing systems, partially offset by a decrease in revenues from robotics, including products related to our Central Pharmacy Dispensing Service and IV Compounding Service offerings.
Service revenues represented 44% of total revenues for both the nine months ended September 30, 2026 and 2025. Service revenues include revenues from technical services and SaaS and Expert Services offerings. Service revenues increased by $22.0 million due to an increase of $10.8 million in technical services revenues primarily as a result of growth in our installed customer base and the impact of pricing actions, as well as an increase of $11.2 million in SaaS and Expert Services revenues due to continued customer demand, including an increase in revenues from our Specialty Pharmacy Services offering, partially offset by lower revenues from the EnlivenHealth and 340B portfolios.
Our international sales represented 11% and 9% of total revenues for the nine months ended September 30, 2026 and 2025, respectively. In future periods, we expect our revenues to be affected by foreign currency exchange rate fluctuations. We are unable to predict the extent to which revenues in future periods will be impacted by changes in foreign currency exchange rates.

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

	Three Months Ended September 30,
			Change in
	2026	2025	$	%

	(Dollars in thousands)
Cost of revenues:
Cost of product revenues	$98,222	$96,741	$1,481	2%
As a percentage of related revenues	57%	55%
Cost of service revenues	71,803	79,387	(7,584)	(10)%
As a percentage of related revenues	53%	60%
Total cost of revenues	$170,025	$176,128	$(6,103)	(3)%
As a percentage of total revenues	55%	57%

Gross profit	$137,826	$134,503	$3,323	2%
Gross margin	45%	43%
Cost of revenues for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 decreased by $6.1 million, primarily driven by a $7.6 million decrease in cost of service revenues, partially offset by a $1.5 million increase in cost of product revenues.
The increase in cost of product revenues for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 is primarily due to higher semiconductor chip costs incurred during the three months ended September 30, 2026, partially offset by a decrease in product revenues.
The decrease in cost of service revenues for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 is primarily due to certain non-recurring costs, including software upgrade expenses, incurred during the three months ended September 30, 2025.
The overall increase in gross margin primarily relates to lower cost of service revenues, primarily due to certain non-recurring costs, including software upgrade expenses, incurred during the three months ended September 30, 2025, partially offset by higher cost of product revenues primarily due to semiconductor chip costs incurred during the three months ended September 30, 2026, as well as a decrease in product revenues for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. Our gross profit for the three months ended September 30, 2026 was $137.8 million, as compared to $134.5 million for the three months ended September 30, 2025.

	Nine Months Ended September 30,
			Change in
	2026	2025	$	%

	(Dollars in thousands)
Cost of revenues:
Cost of product revenues	$279,408	$274,245	$5,163	2%
As a percentage of related revenues	53%	56%
Cost of service revenues	219,407	223,499	(4,092)	(2)%
As a percentage of related revenues	54%	58%
Total cost of revenues	$498,815	$497,744	$1,071	—%
As a percentage of total revenues	54%	57%

Gross profit	$431,124	$373,117	$58,007	16%
Gross margin	46%	43%
Cost of revenues for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 increased by $1.1 million, of which $5.2 million was attributed to the increase in cost of product revenues, partially offset by a $4.1 million decrease in cost of service revenues.
The increase in cost of product revenues for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 has not increased proportionally with the increase in product revenues primarily due to a $14.0 million refund received during the three months ended June 30, 2026 for previously paid IEEPA tariffs, favorable impact of scale and efficiencies in installations as well as product and customer mix, partially offset by the impact of ongoing tariffs and higher semiconductor chip costs incurred during the nine months ended September 30, 2026.
The decrease in cost of service revenues for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 is primarily due to certain non-recurring costs, including software upgrade expenses, incurred during the nine months ended September 30, 2025, partially offset by an increase in costs due to an increase in service revenues.
The overall increase in gross margin primarily relates to higher revenues for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, a $14.0 million refund received during the three months ended June 30, 2026 for previously paid IEEPA tariffs, the favorable impact of scale and efficiencies in installations, product and customer mix, and certain non-recurring costs, including software upgrade expenses, incurred during the nine months ended September 30, 2025, partially offset by the impact of ongoing tariffs and higher semiconductor chip costs during the nine months ended September 30, 2026. Our gross profit for the nine months ended September 30, 2026 was $431.1 million, as compared to $373.1 million for the nine months ended September 30, 2025.
Operating Expenses and Interest and Other Income (Expense), Net

	Three Months Ended September 30,
			Change in
	2026	2025	$	%

	(Dollars in thousands)
Operating expenses:
Research and development	$22,352	$24,021	$(1,669)	(7)%
As a percentage of total revenues	7%	8%
Selling, general, and administrative	100,541	102,238	(1,697)	(2)%
As a percentage of total revenues	33%	33%
Total operating expenses	$122,893	$126,259	$(3,366)	(3)%
As a percentage of total revenues	40%	41%

Interest and other income (expense), net	$871	$1,459	$(588)	(40)%

Research and Development. Research and development expenses decreased by $1.7 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025.
Selling, General, and Administrative. Selling, general, and administrative expenses decreased by $1.7 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025.
Interest and Other Income (Expense), Net. Interest and other income (expense), net changed by $0.6 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily driven by a $0.8 million decrease in other income.

	Nine Months Ended September 30,
			Change in
	2026	2025	$	%

	(Dollars in thousands)
Operating expenses:
Research and development	$64,170	$66,120	$(1,950)	(3)%
As a percentage of total revenues	7%	8%
Selling, general, and administrative	302,718	302,252	466	—%
As a percentage of total revenues	33%	35%
Total operating expenses	$366,888	$368,372	$(1,484)	—%
As a percentage of total revenues	39%	42%

Interest and other income (expense), net	$2,306	$5,881	$(3,575)	(61)%
Research and Development. Research and development expenses decreased by $2.0 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.
Selling, General, and Administrative. Selling, general, and administrative expenses increased by $0.5 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily due to an increase of $4.4 million in consulting expenses and increases in commissions and employee-related expenses, partially offset by a decrease of $4.3 million in the allowance for credit losses and a decrease of $2.7 million for legal and regulatory expenses, as well as lower depreciation and amortization expense compared to the nine months ended September 30, 2025.
Interest and Other Income (Expense), Net. Interest and other income (expense), net changed by $3.6 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily driven by a $4.4 million decrease in other income and a $0.8 million decrease in other expense. The decrease in other income during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025 is primarily attributable to lower interest income received due to lower cash and cash equivalents balances following the repurchases of our common stock during the second and third quarters of 2025 and maturity of the remaining 2025 Notes in September 2025, partially offset by $0.5 million of interest income received in connection with the IEEPA tariffs refund during the three months ended June 30, 2026.

Provision for Income Taxes

	Three Months Ended September 30,
			Change in
	2026	2025	$	%

	(Dollars in thousands)
Provision for income taxes	$4,760	$4,241	$519	12%

	Nine Months Ended September 30,
			Change in
	2026	2025	$	%

	(Dollars in thousands)
Provision for income taxes	$19,851	$6,548	$13,303	203%
For the nine months ended September 30, 2026 and September 30, 2025, we recorded income tax expense of $19.9 million and $6.5 million, respectively. The change in income tax expense for the nine months ended September 30, 2026, compared to the same period in 2025, was primarily due to changes in income before income taxes.
Refer to Note 15, Income Taxes, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information.
LIQUIDITY AND CAPITAL RESOURCES
We had cash and cash equivalents of $314.9 million at September 30, 2026 compared to $196.5 million at December 31, 2025. All of our cash and cash equivalents are invested in bank accounts and money market funds held in sweep and asset management accounts with financial institutions of high credit quality. As of September 30, 2026, a substantial portion of the Company’s cash and cash equivalents were held with a limited number of financial institutions and money market funds, which may expose the Company to concentration risk in the event of a failure or adverse condition affecting those entities.
Our cash position and working capital at September 30, 2026 and December 31, 2025 were as follows:

	September 30, 2026	December 31, 2025

	(In thousands)
Cash and cash equivalents	$314,856	$196,520
Working capital	$310,284	$203,460
Our ratio of current assets to current liabilities was 1.7:1 at September 30, 2026 and 1.4:1 at December 31, 2025.
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
As of September 30, 2026, we had $350.0 million of funds available under the Current Revolving Credit Facility. As of September 30, 2026, there was no outstanding balance under the Current Revolving Credit Facility and we were in full compliance with all covenants.

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
Cash Flows
The following table summarizes, for the periods indicated, selected items in our Condensed Consolidated Statements of Cash Flows:

	Nine Months Ended September 30,
	2026	2025

	(In thousands)
Net cash provided by (used in):
Operating activities	$155,866	$96,946
Investing activities	(41,503)	(45,943)
Financing activities	(25,913)	(227,412)
Effect of exchange rate changes on cash and cash equivalents	(1,827)	3,250
Net increase (decrease) in cash, cash equivalents, and restricted cash	$86,623	$(173,159)
Operating Activities
We expect cash from our operating activities to fluctuate in future periods as a result of a number of factors, including the timing of our billings and collections, our operating results, and the timing of other liability payments.
Net cash provided by operating activities was $155.9 million for the nine months ended September 30, 2026, primarily consisting of operating inflows of $156.9 million and unfavorable working capital movements of $1.0 million. Operating inflows consisted of net income of $46.7 million, adjusted for non-cash items of $110.2 million, which consisted primarily of depreciation and amortization expense of $55.8 million, share-based compensation expense of $33.1 million, a change in deferred income taxes of $13.4 million, and amortization of operating lease right-of-use assets of $5.8 million. The unfavorable working capital was primarily due to an increase in accounts receivable and unbilled receivables of $19.2 million primarily due to the timing of billings, shipments, and collections, an increase in prepaid expenses of $16.9 million primarily due to the timing of certain vendor deposits and subscription obligations, an increase in other current assets of $12.6 million primarily due to an increase in deferred cost of sales due to the timing of installations, a decrease in operating lease liabilities of $9.0 million, and an increase in investment in sales-type leases of $8.2 million. These cash outflows were partially offset by an increase in deferred revenues of $28.7 million, driven primarily by the timing of shipments and invoicing and an increase in billings for certain technical services, SaaS and Expert Services, and connected devices offerings, an increase in accounts payable of $18.2 million primarily due to the timing of payments, and an increase in accrued compensation of $11.2 million primarily due to an increase in accrued employee bonuses and commissions, as well as timing of payroll.
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
Investing Activities
Net cash used in investing activities was $41.5 million for the nine months ended September 30, 2026, which consisted of capital expenditures of $32.7 million for property and equipment and $8.8 million for external-use software development costs.
Net cash used in investing activities was $45.9 million for the nine months ended September 30, 2025, which consisted of capital expenditures of $32.7 million for property and equipment and $13.2 million for external-use software development costs.
Financing Activities
Net cash used in financing activities was $25.9 million for the nine months ended September 30, 2026, primarily due to a net change in the customer funds balances of $31.7 million and employees’ taxes paid related to restricted stock unit vesting of $7.8 million, partially offset by $14.0 million in proceeds from employee stock option exercises and ESPP purchases.
Net cash used in financing activities was $227.4 million for the nine months ended September 30, 2025, due to the repayment of the remaining principal balance of our 2025 Notes of $175.0 million, repurchases of shares of our common stock of $77.6 million, and $6.0 million in employees’ taxes paid related to restricted stock unit vesting, partially offset by $15.2 million in proceeds from employee stock option exercises and ESPP purchases and a net change in the customer funds balances of $16.0 million.
Contractual Obligations
There have been no significant changes during the nine months ended September 30, 2026 to the contractual obligations disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” set forth in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2025.
Contractual obligations as of September 30, 2026 were as follows:

	Payments Due By Period
	Total	Remainder of 2026	2027-2028	2029-2030	2031 and thereafter

	(In thousands)
Operating leases (1)	$35,155	$3,346	$23,776	$6,497	$1,536
Purchase obligations (2)	187,924	110,376	77,501	47	—
Convertible senior notes (3)	178,543	863	3,450	174,230	—
Total (4)	$401,622	$114,585	$104,727	$180,774	$1,536
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
Foreign Currency Exchange Risk
We operate in foreign countries which expose us to market risk associated with foreign currency exchange rate fluctuations between the U.S. dollar and various foreign currencies, the most significant of which are the British Pound and the Euro. In order to manage foreign currency risk, at times we enter into foreign exchange forward contracts to mitigate risks associated with changes in spot exchange rates of mainly non-functional currency denominated assets or liabilities of our foreign subsidiaries. In general, the market risk related to these contracts is offset by corresponding gains and losses on the hedged transactions. By working only with major banks and closely monitoring current market conditions, we seek to limit the risk that counterparties to these contracts may be unable to perform. We do not enter into derivative contracts for trading purposes. As of September 30, 2026, we did not have any outstanding foreign exchange forward contracts.
Interest Rate Fluctuation Risk
We are exposed to interest rate risk through our borrowing activities. As of September 30, 2026, there was no outstanding balance under the current Second A&R Credit Agreement. Refer to Note 10, Debt and Credit Agreement, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information.
As of September 30, 2026, the net carrying amount under the 2029 Notes was $168.5 million. Although our convertible senior notes are based on a fixed rate, changes in interest rates could impact the fair value of such notes. As of September 30, 2026, the fair market value of the 2029 Notes was $171.3 million. Refer to Note 5, Cash and Cash Equivalents and Fair Value of Financial Instruments, and Note 11, Convertible Senior Notes, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information.
We have used, and in the future we may use, interest rate swap agreements to protect against adverse fluctuations in interest rates by reducing our exposure to variability in cash flows relating to interest payments on a portion of our outstanding debt. We do not hold or issue any derivative financial instruments for speculative trading purposes. As of September 30, 2026, we did not have any outstanding interest rate swap agreements.
There were no significant changes in our market risk exposures during the nine months ended September 30, 2026 as compared to the market risk exposures disclosed in “Quantitative and Qualitative Disclosures About Market Risk,” set forth in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 26, 2026.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended September 30, 2026.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The 2025 Repurchase Program was formally concluded during the second quarter of 2026. During the third quarter of 2026 there was no active repurchase program in place. Refer to “Stock Repurchase Programs” under Note 16, Employee Benefits and Share-Based Compensation, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Officers
During the three months ended September 30, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or adopted or terminated a “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

ITEM 6. EXHIBITS

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

10.1*	Omnicell, Inc. 2009 Equity Incentive Plan, as amended	S-8	99.1	7/7/2026

10.2*+	Form of Global Restricted Stock Unit Notice and Form of Global Restricted Stock Unit Award Agreement for 2009 Equity Incentive Plan, as amended (August 2026)

10.3*+	Form of Restricted Stock Award Grant Notice and Form of Restricted Stock Award Agreement for 2009 Equity Incentive Plan, as amended, for Non-Employee Directors (August 2026)

31.1+	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

31.2+	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

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

OMNICELL, INC.
Date:	November 4, 2026	By:	/s/ H. Baird Radford, III
Baird Radford Executive Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)